Form 10-K
period 1993-12-31
UNITED COMPANIES FINANCIAL CORP
filed 1994-02-28
CIK 217416

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       ---------------------------------
                                   FORM 10-K
(Mark One)
 [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 1993

                                       OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ................ to .................

Commission file number 1-7067

                     UNITED COMPANIES FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)

               Louisiana                                 71-0430414
    (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                 Identification No.)
            4041 Essen Lane                                70809
         Baton Rouge, Louisiana                          (Zip Code)
(Address of principal executive office)


       Registrant's telephone number, including area code (504) 924-6007

          Securities registered pursuant to Section 12(b) of the Act:

                                           Name of each exchange on
                   Title of each class         which registered
                   -------------------     ------------------------
                                       NONE

          Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, Par Value $2.00
                                (Title of Class)
                         -----------------------------
         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ---     ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form   10-K.   [x]

         The aggregate market value of voting stock held by non-affiliates of the registrant as reported by the National Association of Securities Dealers Automated Quotation System/National Stock Market, as of February 10, 1994 was $402,231,460.

         The number of shares of $2.00 par value stock issued and outstanding as of February 10, 1994 was 12,328,416 excluding 512,648 treasury shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

         Management's proxy statement in connection with the Annual Meeting of Shareholders to be held April 28, 1994 is incorporated by reference in Part III.

                                     PART I

ITEM 1.  BUSINESS

General

         United Companies Financial Corporation (the "Company" or "UCFC"), founded in 1946, is a financial services holding company having mortgage and insurance operations. The Company's mortgage operations are focused on the origination, sale and servicing of first mortgage, non-conventional, home equity loans. The Company's financial performance has significantly improved primarily as a result of its increasing loan production and its reduced cost of funding due to the start-up of Company-sponsored public securitization transactions. The Company's strategy for increasing loan production includes continued geographic expansion, the introduction of new loan products and wholesale originations and acquisitions. Home equity loan production in 1991, 1992 and 1993 was $254 million, $301 million, and $540 million, respectively. The Company believes its securitization strategy improves its access to funding and thereby provides a distribution outlet capable of purchasing the Company's expanding home equity loan production. Increased loan production and securitization are the primary reasons that the operating income before income taxes of the Company's mortgage operations rose from $4.4 million in 1991 to $24.0 million in 1992 to $46.3 million in 1993. The Company's insurance operations sell primarily single premium deferred annuities marketed in 47 states, the District of Columbia and Puerto Rico and underwrite primarily residential title insurance in 26 states. For additional information regarding the Company's operations by business segment, see Note 12 to Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The Company was incorporated in the State of Louisiana in 1946 and its principal offices are located in Baton Rouge, Louisiana. It currently has approximately 1,200 employees.

Mortgage Operations

         United Companies Lending Corporation ("UC Lending" or "UCLC"), the Company's wholly-owned mortgage subsidiary, originates, sells and services primarily first mortgage, non-conventional, home equity loans which are typically not loans for the purchase of homes. These loans are made primarily to individuals who may not otherwise qualify for conventional loans which are readily marketable to government-sponsored mortgage agencies or conduits and available through most commercial banks and many other lending institutions. The weighted average interest rate and the weighted average loan origination fee on UC Lending home equity loans originated during 1993 was 11.8% and 7.0%, respectively. The Company attributes these loan terms to its belief that its customers generally place a higher priority on the amount of the monthly payment and prompt credit approval than on the interest rate and origination fees associated with the loan. Further, borrowers of non-conventional loans may present a greater credit risk and generally pay higher interest rates and loan origination fees. Management of the Company believes that any greater credit risk arising out of making loans to these borrowers is compensated by higher fees and interest rates. During 1992, the average home equity loan amount at origination was approximately $28,000, which amount increased to $39,000 in 1993 due primarily to an expansion into geographic areas where home values are higher, a de-emphasis of second mortgage loans, an expansion of loan product lines and the introduction of a wholesale loan production program. UC Lending originated $531 million of first mortgage home equity loans in 1993, up 88% from $283 million in 1992. Loan originations are accomplished primarily through a branch network in 23 states consisting of 116 offices as of December 31, 1993.

         Historically, most of the Company's home equity loans were held or sold to financial institutions. Since the fourth quarter of 1991, however, the secondary mortgage market's growing acceptance of mortgage-backed securities based on non-conventional home equity loans has allowed the Company to pool large numbers of loans for sale as mortgage-backed securities. In late 1991 and in 1992, this was accomplished primarily through private placement transactions. The weighted average interest spread on loans sold to third parties (the difference between the stated rate on the loan and the rate paid to purchasers, less certain recurring fees) ranged from 4.56% in 1992 to 6.06% in 1993. During 1993, UC Lending securitized and sold publicly $451 million of home equity loans through a Company-sponsored shelf registration statement covering up to $1 billion principal amount of mortgage-backed securities. The Company's use of its own mortgage securitization conduit was the primary reason that the weighted average interest spread retained on loans sold increased to 6.06% in 1993. The weighted average interest spread on loans sold is determined without regard to expected credit losses. Therefore, the spread is not impacted by projected or actual credit losses. Such securitization transactions are credit enhanced and have received ratings of "Aaa" from Moody's Investors Service, Inc. and "AAA" from Standard & Poor's Ratings Group, a division of McGraw Hill, Inc. The Company presently intends to effect securitization transactions on a quarterly basis, but the amount and timing of sales of securities under the shelf registration statement will depend upon market and other conditions affecting the operations of the Company. Servicing rights are retained on substantially all loans sold, and as of December 31, 1993, UC Lending serviced approximately 41,900 home equity loans having an aggregate principal balance of approximately $1.1 billion.

Insurance Operations

         United Companies Life Insurance Company ("UC Life" or "UCLIC"), the Company's wholly-owned life insurance subsidiary domiciled in Louisiana and organized in 1955, is currently authorized to conduct business in 47 states, the District of Columbia and Puerto Rico. The primary products of UC Life are single premium deferred annuities marketed principally through financial institutions and independent agents. Premiums for these annuities currently average approximately $20,000 per contract and are generally sold to middle income customers seeking tax deferred insurance products, primarily to provide savings for retirement. UC Life produced $208 million, $187 million and $176 million in sales of annuity products during the years ended December 31, 1993, 1992 and 1991, respectively. At December 31, 1993, total annuity reserves were $1.3 billion. UC Life has also focused its efforts on improving the quality and liquidity of its investment portfolio. At December 31, 1993, the weighted average rating of its publicly traded bond portfolio was "AA", the assets allocated to investments in mortgage-backed securities were $597.7 million and the amount of non-investment grade publicly traded bonds in the portfolio was $10.5 million or 1.2% of the portfolio. During 1993, the net interest spread on the Company's annuity business improved to 2.20 % from 1.84% during 1992. Measures taken by UC Life to stabilize and improve this margin included the reduction in crediting rates on new and existing annuity contracts.

         The Company is also engaged in underwriting title insurance through its subsidiary United General Title Insurance Company ("UG Title" or "UGTIC") which conducts operations in 26 states through independent agents. UG Title's revenues in 1993 and 1992 totaled $25.1 million and $11.4 million, respectively.

Discontinued Operations

         In early May 1993, the Company decided to divest its subsidiary Foster Mortgage Corporation ("FMC") and reflected the resulting $17.6 million after tax loss in its financial statements as of and for the quarter ended March 31, 1993. FMC serviced a nationwide portfolio of primarily conventional first mortgage residential loans and mortgage-backed securities. In reaching this decision the Company considered the continued deterioration of FMC's operations caused by the sustained high level of mortgage prepayments and the less than anticipated results of FMC's correspondent loan origination program. The Company estimated the loss that would occur from disposal of FMC and the operating losses that would occur during phaseout and, accordingly, accrued for such losses in its financial statements for the quarter ended March 31, 1993. The operating loss of FMC for the quarter ended March 31, 1993, was $1.5 million, net of tax benefit, and the estimated loss from disposal of FMC was $16.1 million, net of tax benefit. The Company does not believe that further operating losses of FMC will be reflected in the Company's financial statements. As of November 30, 1993, the servicing rights owned by FMC, which constituted substantially all of its assets, were sold. On December 21, 1993, the institutional lenders under FMC's primary credit facility filed a petition in the U.S. bankruptcy court to cause the remaining affairs of FMC to be wound up under the supervision of the bankruptcy court. FMC, as debtor in possession in the bankruptcy proceeding, intends to file a plan of liquidation providing for the disposal of FMC's remaining assets and distributions to FMC's creditors. In connection with such bankruptcy proceedings, certain payments previously received from FMC by the Company may be determined to be preferential thereby requiring the refund of such payments. In addition, certain amounts now owed by FMC to its creditors, including the Company, may be reduced. If the Company were required to refund such amounts or is unable to collect such amounts owed to it, the Company has estimated that the potential additional loss could range up to $2.7 million, net of income taxes. Further, the group of institutional lenders under FMC's primary credit facility have recently questioned the Company's computation and allocation between FMC and the Company of the income tax benefits relating to FMC's losses. FMC recorded a tax benefit of approximately $3.6 million equal to the refund of previously paid income taxes computed on a separate company income tax return basis. The Company has recorded a tax benefit of approximately $5 million from the disposal of its investment in the preferred stock of FMC. These institutional lenders have not yet specified the manner in which they contend the tax benefits should be computed and allocated. Management of the Company believes that its computation and allocation of the tax benefit is proper and that no additional amount is owed by the Company to FMC in this regard.

         FMC is in payment default under its primary credit facility and the outstanding principal balance of $43.7 million is due. The Company has not guaranteed any debt of FMC and believes, based upon advice of its counsel, that it has no responsibility for the obligations of FMC under such credit facility or (excluding potential consequences of the bankruptcy filing or potential additional payment for tax benefits as discussed above) for any other liabilities to FMC's lenders.

MORTGAGE OPERATIONS

         UNITED COMPANIES LENDING CORPORATION - UC LENDING OR UCLC


         Principal Product. UC Lending's principal product is a non-conventional home equity loan with a fixed amount, interest rate and term to maturity, which is typically secured by a first lien mortgage on the borrower's residence. These types of loans are commonly referred to as "B" and "C" grade loans. These loans are distinct from home equity revolving lines of credit, not offered by UC Lending, which are generally secured by a second mortgage and typically carry a floating interest rate. As of December 31, 1993, approximately 94% in aggregate principal amount of the home equity loans owned and/or serviced by UC Lending were secured by a first mortgage with the remaining 6% in aggregate principal amount secured by second or multi-property mortgages. Typically the proceeds of the loan will be used by the borrower to refinance an existing first mortgage in order to finance home improvements or for debt consolidation. During 1993, UC Lending originated $531 million in first mortgage home equity loans and $9 million in second and multi-property mortgage loans. During 1993, the average home equity loan amount at origination was approximately $39,000, which amount increased from $28,000 during 1992 due primarily to an expansion into geographic areas where home values are higher, a de-emphasis on second mortgage loans, expansion of product lines and loan originations through its wholesale loan production program. On most home equity loans for home improvements, the loan proceeds are disbursed to an escrow agent which, according to guidelines established by UC Lending, releases such proceeds upon completion of the improvements or in draws as the work on the improvements progresses. The weighted average interest rate on home equity loans originated during 1993 was 11.8%. Costs incurred by the borrower for loan origination, including origination points (which had a weighted average of 7.0% for 1993) and appraisal, legal and title fees, are often included in the amount financed. Over the past five years, contractual maturities have generally ranged from seven to twenty years, and the average effective maturity has been approximately seven years. Prior to July, 1991, UC Lending actively originated commercial real estate loans for sale to UC Life. However, commercial real estate originations were generally terminated due to a change in UC Life's investment demand and lack of a secondary market for this product.

          UC Lending's target market for its home equity loans is individuals who may not otherwise qualify for conventional loans which are readily marketable to the government-sponsored mortgage agencies or conduits and available through most commercial banks and many other lending institutions. Loans to such borrowers generally produce higher fee and interest income as compared to loans to customers of banks and thrifts. There are generally numerous competitors for these borrowers in each of UC Lending's geographic markets. Principal competitors include recognized national and regional lenders. The Company believes that prompt underwriting and response to loan applications provides a competitive advantage in loan originations.

         The following table sets forth selected home equity loan data for the indicated periods.

                                                                           Year Ended December 31
                                                               --------------------------------------------
                                                                   1993             1992            1991
                                                               -----------      -----------      ----------
                                                                           (dollars in thousands)
     Loan originations    . . . . . . . . . . . . . . . . .    $   539,868      $   301,234      $  253,613
                                                               ===========      ===========      ==========

     Servicing portfolio (year-end):
       Serviced for the Company   . . . . . . . . . . . . .    $   318,334      $   274,021      $  360,346
       Serviced for third party investors   . . . . . . . .        806,805          545,427         343,576
                                                               -----------      -----------      ----------
         Total  . . . . . . . . . . . . . . . . . . . . . .    $ 1,125,139      $   819,448      $  703,922
                                                               ===========      ===========      ==========

     Loan sales by UC Lending to third party investors  . .    $   462,873      $   271,920      $  161,680
                                                               ===========      ===========      ==========

     Average coupon on loans sold to
       third party investors  . . . . . . . . . . . . . . .         12.00%           13.69%          14.23%
                                                               ===========      ===========      ==========

     Interest spread retained on loans sold. .    . . . . .          6.06%            4.56%           4.42%
                                                               ===========      ===========      ==========

         Origination and Distribution. At December 31, 1993, UC Lending was originating home equity loans through branch offices and its correspondent (i.e., wholesale) loan program in 23 states. During 1992, UC Lending implemented a wholesale loan origination program to supplement its retail program and to expand its distribution network. The Company believes that marketing its loan products through independent mortgage brokers will provide an efficient and cost effective method to access a larger customer base. The Company has recently introduced a wholesale program to expand its home equity loan distribution network through commercial banks and other financial institutions. Regardless of the manner of origination, all home equity loans are underwritten utilizing the appropriate underwriting guidelines of UC Lending prior to approval and funding. The underwriting function is centralized at the home office. Subsequent to funding, all home equity loans are reviewed by home office personnel and a portion are subject to quality control review by home office personnel. The branch offices generally are responsible for sales of foreclosed real estate. Each branch office operates as a profit center and compensation of branch personnel includes an incentive bonus plan.

         Underwriting. The following is a description of the underwriting guidelines of UC Lending. The underwriting guidelines were modified in 1992 and 1993 for fixed-rate home equity loans; however, loans underwritten under the guidelines prior to the modifications are not materially different from the guidelines described below.

         The underwriting process is intended to assess both the prospective borrower's ability to repay the loan and the adequacy of the real property security as collateral for the loan. All underwriting is conducted at the Company's headquarters following the submission of a credit package which includes a current appraisal from an independent appraiser on UC Lending's approved list, a property inspection, a credit report and a verification of employment. In addition, a review appraisal is generally conducted on wholesale loans by a second appraiser who has had no contact with other parties in the lending process. This review appraisal is often conducted after funding, due to time constraints, but serves as a check on the appraisal process. On a case-by-case basis, after review and approval by

UC Lending's field or home office underwriters, home equity loans may be made which vary from the underwriting guidelines. However, variations from guidelines with respect to home equity loans primarily are approved by the home office underwriting department or, in the case of home equity loans originated through the wholesale loan program, by executive management of UC Lending.

         UC Lending originates fixed-rate loans which, in general, fully amortize over a period not to exceed: 360 months for single family, owner occupied first mortgages; 360 months for single family, non-owner occupied first mortgages; 240 months for single family, combination owner occupied/rental property first mortgages; and 180 months for single family, owner occupied second mortgages. The maximum fixed-rate loan amount is generally $300,000 unless a higher amount is specifically approved by the home office. Home equity loans secured by second mortgages generally do not exceed $75,000. Adjustable-rate home equity loans, in general, fully amortize over a period not to exceed 360 months. The maximum amount for adjustable-rate home equity loans is $300,000 unless a higher amount is specifically approved by executive management of UC Lending.

         The homes used for collateral to secure the fixed-rate loans may be owner occupied, non-owner occupied rental properties or a combination of owner occupied/rental properties, which in any case are one-to-four family residences (which may be a detached or semi-detached row house, townhouse, a condominium unit or a unit in a planned unit development). In addition, loans may be secured by single-family owner occupied manufactured or mobile homes with land if the manufactured or mobile homes are permanently affixed and defined as real estate under applicable state law. Second mortgages are permitted only for fixed-rate home equity loans and generally are limited to single family owner occupied property. A loan secured by a second mortgage typically will not be made if the first mortgage is a graduated payment mortgage, a balloon, an adjustable-rate mortgage or an individual or owner financed mortgage. The homes used for collateral to secure adjustable-rate home equity loans may be owner occupied or non-owner occupied rental properties, which in any case are one-to-four family residences (which may be a detached or semi-detached, row house, townhouse, a condominium unit or a unit in a planned unit development). In addition, such loans may be secured by manufactured or mobile homes and the underlying land if the manufactured or mobile homes are permanently affixed and defined as real estate under applicable state law.

         In general, the value of each property proposed as security for a home equity loan is required to be determined by a current appraisal from an independent appraiser who has been approved by the home office. UC Lending selects the appraiser and orders the appraisal. The final estimate of market value of the property must represent the appraiser's professional conclusion, based on market data, logical analysis, and judgment. An adequately supported estimate of value should be based as applicable on the cost, sales comparison, and income approaches to value, with additional information provided when appropriate. UC Lending requires that the appraisal provide an adequately supported estimate of the value of the property proposed as security for the requested home equity loan and a complete, accurate description of the property. The property is analyzed by UC Lending, based on the appraisal, to determine its acceptability as security for the loan requested.

         Loan-to-Value. The total amount of a home equity loan generally includes origination fees, credit life insurance premium, if any, prepaid interest and other closing costs (such as the cost of an appraisal report and title insurance premiums). Loan-to- value is the percentage equal to the note amount divided by the lesser of appraised value or the purchase price of the real estate. For home equity loans originated through UC Lending's wholesale loan program, the maximum loan-to-value is generally 80%, with the maximum for rural properties generally being 70%. For home equity loans originated through UC Lending's branch network, an Underwriting Loan-to-Value Ratio, as described below, is utilized for fixed-rate loans. The total amount of a fixed-rate home equity loan, net of the origination fees, credit life insurance premium, if any, prepaid tax and insurance escrow, real estate tax service fee, loan application fee and prepaid interest, is defined as the "Cash Out." The "Underwriting Loan-to-Value Ratio" for underwriting purposes is the Cash Out divided by the appraised value or purchase price of the property, whichever is less. The Cash Out with respect to fixed-rate loans originated through the branch network is limited to 80% of the lesser of the appraised value or purchase price of the property.

         For adjustable-rate home equity loans, the maximum loan-to-value ratio is generally 80% and an Underwriting Loan-to-Value Ratio is not utilized.

         Generally, the maximum Underwriting Loan-to-Value Ratio is 70% for a loan with a second mortgage on the property or a fixed rate loan to a borrower who is self-employed. With respect to rural properties, only 50% of the appraised value of land exceeding one acre is used in determining the total Cash Out permitted and generally the maximum Underwriting Loan-to-Value Ratio (utilizing only one acre and the improvements thereon) is 65%. The maximum Underwriting Loan-to-Value Ratio generally applicable to non-owner occupied homes is 70% and is generally 65% for owner occupied manufactured/mobile homes with land. Because the Underwriting Loan- to-Value Ratio is based on the Cash Out rather than the actual principal balance of the related loan, the Loan-to-Value Ratio of such loan will be higher and could be substantially higher than the Underwriting Loan-to-Value Ratio.

         Creditworthiness. Verification of personal financial information for each applicant is required by UC Lending. The applicant's total monthly obligations (including principal and interest on each mortgage, tax assessments, other loans, charge accounts and all scheduled indebtedness) generally should not exceed 50% of a borrower's gross monthly income. In the case of adjustable-rate home equity loans, the debt coverage ratio calculation is based upon the principal and interest payment amount utilizing the initial interest rate plus one percentage point. Generally, the borrowers are required to have two years of employment with their current employer or two years of like experience. In the case of fixed-rate home equity loans, applicants who are salaried employees must provide current employment information in addition to recent employment history. UC Lending verifies this information for salaried borrowers based on written confirmation from employers, or a combination of a telephone confirmation from the employer and the most recent pay stub or the most recent W-2 tax form. A self-employed applicant for a fixed-rate home equity loan is generally required to provide personal and business financial statements and copies of complete federal income tax returns (including schedules) filed for the most recent two years.

         Certain laws protect loan applicants by offering them a timeframe after loan documents are signed, called the "rescission period," during which the applicant has the right to cancel the loan. The rescission period must have expired prior to funding a loan and may not be waived by the applicant except as permitted by law.

         A credit report by an independent, nationally recognized credit reporting agency reflecting the applicant's credit history is required. The credit report should reflect all delinquencies of 30 days or more, repossessions, judgments, foreclosures, garnishments, bankruptcies and similar instances of adverse credit that can be discovered by a search of public records. Verification is required to be obtained of the first mortgage balance, if any, its status and whether local taxes, interest, insurance and assessments are included in the applicant's monthly payment. All taxes and assessments not included in the payment are required to be verified as current. Generally, in the case of fixed-rate home equity loans, a borrower's mortgage payment history should reflect no more than three payments over 30 days delinquent or one payment over 60 days delinquent in the last twelve months. Credit analysis is subjective and subject to interpretation in the underwriting process.

         UC Lending generally requires title insurance coverage on each home equity loan it originates or a title opinion from an approved attorney in connection therewith. UC Lending and its assignees are generally named as the insured on the title insurance policies and the addressee of the title opinion. In addition, a location map is required for every home equity loan made by UC Lending and a survey of the property is required where the property is being purchased by the borrower. If the sum of an outstanding first mortgage, if any, and the fixed-rate home equity loan exceeds the lesser of replacement or insurable value, insurance equal to the lesser of replacement or insurable value may be accepted. UC Lending requires that its name and address are properly added to the "mortgagee clause" of the insurance policy. In the event UC Lending's name is added to a "loss payee clause" and the policy does not provide for written notice of policy changes or cancellation, an endorsement adding such provision is required. The borrower is not required to obtain flood insurance. The borrower is required to obtain property insurance in an amount sufficient to cover in the case of a first mortgage the new loan and in the case of a second mortgage the new loan and any prior mortgage.

         After a loan is underwritten, approved and funded, the mortgage loan packages are reviewed and monitored by home office loan review personnel. A random sample of the mortgage loan packages are subsequently subjected to a quality control audit.

         Loan Servicing. UC Lending retains the servicing on substantially all loans it originates, including $1.1 billion of home equity loans owned and serviced at December 31, 1993, up 37.3% from a year earlier. UC Lending performs the following services for investors to whom it has sold loans and for which it has retained servicing: investor reporting; collecting and remitting periodic principal and interest payments to investors and performing other administrative services, including maintaining required escrow accounts for payment of real estate taxes and hazard insurance; determining the adequacy of hazard insurance; advising investors of delinquent loans; conducting foreclosure proceedings, and inspecting and reporting on the physical condition of the properties securing the mortgage loans; and disposing of foreclosed properties. UC Lending is generally obligated to advance interest on delinquent loans to the secondary market investors at the applicable pass-through rate until satisfaction of the note, liquidation of the mortgaged property or charge off of the loan. To the extent that the amount recovered through liquidation of collateral is insufficient to cover the unpaid balance of the loan, the Company incurs a loss up to the limit specified in the related loan sale agreement. In connection with its servicing activities, UC Lending sends to borrowers payment coupon books that specify the monthly payment due and the late payment amount, if any.

         In 1991, UC Lending implemented centralized payment processing, customer service and initial collection contact of all accounts. During 1993, UC Lending completed the centralization of collection activities at the home office.

         Collection Activities. Collection calls begin at the expiration of the grace period. Calls at this stage are targeted toward loans with a history of slow payment. In addition, newer loans are targeted for calls to help establish a satisfactory payment record. Collection calls continue until corrective arrangements are made, or foreclosure is initiated.

         If an account becomes 30 days past due, a collection supervisor analyzes the account to determine the appropriate course of action. Generally, when an account becomes 60 days past due a property inspection and borrower interview is requested through a third party contractor. In addition, the initial loan file is reviewed and generally an up-to-date credit report is obtained. At 90 days past due, if appropriate corrective arrangements have not been made with the borrower, a recommendation for foreclosure, along with an accompanying package, is submitted to the collection supervisor. This package generally includes the original appraisal, current inspection, credit report, loan approval memorandum and recommendation cover sheet. If approved by the collection supervisor, the package is forwarded to an internal review committee. The approval of such committee is required before foreclosure proceedings commence.

         Depending upon the circumstances surrounding the delinquent account, a temporary suspension of payments, a repayment plan to return the account to an up-to-date status, or (to the extent authorized by the related loan sale agreement) an extension/modification may be permitted.

         The course of action followed for a delinquent account is dependent upon a number of factors, including the borrower's payment history, the amount of equity in the mortgaged property and the reason for the current inability to make timely payments. If a borrower is experiencing difficulty in making payments on time, UC Lending may modify the payment schedule (as permitted by the related loan sale agreement) but generally will not remove the loan from a delinquency status unless an extension fee is paid by the borrower. Modifications to payment schedules are considered on a case-by-case basis and are limited to revisions to the contract rate and/or term only. A request for modification must be submitted by the borrower to UC Lending. Prior to evaluating each modification request, UC Lending obtains a new loan application, an updated credit report and verification of employment. Provided that the review and analysis of the circumstances and relevant documentation substantiates a favorable decision to modify the related loan, the appropriate documentation is generated by UC Lending and executed by the borrower to facilitate formal modification of the home equity loan. Any extension fees collected by UC Lending are retained by UC Lending as part of its servicing compensation.

         Foreclosure regulations and practices and the rights of the owner in default vary from state to state, but generally procedures may be initiated if:
(i) the loan is 90 days or more delinquent; (ii) a notice of default on a senior lien is received; or (iii) UC Lending discovers circumstances indicating potential loss exposure.

         During the foreclosure process, any expenses incurred by UC Lending are added to the amount owed by the borrower, as permitted by applicable law. Upon completion of the foreclosure, the property is sold to an outside bidder or passes to the mortgagee, in which case UC Lending proceeds to liquidate the asset.

         UC Lending may not foreclose on the property securing a second mortgage loan unless it forecloses subject to each senior mortgage, in which case UC Lending generally will pay the amount due on the senior mortgage to the senior mortgagee, if UC Lending determines that doing so will minimize the loss. In the event that foreclosure proceedings have been instituted on a senior mortgage prior to the initiation of UC Lending's foreclosure action, UC Lending may either satisfy such mortgage at the time of the foreclosure sale or take other appropriate action.

         Servicing and charge-off policies and collection practices may change over time in accordance with UC Lending's business judgment, changes in its real-estate loan portfolio and applicable laws and regulations.

         Regulations and practices regarding the liquidation of properties (e.g., foreclosure) and the rights of the mortgagor in default vary greatly from state to state. Only if UC Lending determines that a delinquency cannot otherwise be cured will it decide that foreclosure is the appropriate course of action. Many real estate properties owned by UC Lending are ultimately sold by UC Lending to borrowers to whom UC Lending will provide a mortgage. If after determining that purchasing a property securing a home equity loan will minimize the loss associated with such defaulted loan, UC Lending may bid at the foreclosure sale for such property or accept a deed in lieu of foreclosure.

         At December 31, 1993, UC Lending's home equity portfolio of properties acquired in foreclosure or for which deeds in lieu of foreclosure have been accepted and held by UC Lending pending disposition represented approximately $17.0 million (excluding the allowance for loan losses attributable to these properties). This amount may include the first mortgage balance, delinquent first mortgage payments and certain advances made on the property.

         Refinancing policy. When the Company believes that borrowers with existing loans with the Company are likely to refinance such loans due to interest rate changes, equity build-up or other reasons, UC Lending actively attempts to retain such borrowers through solicitations of such borrowers to refinance with the Company. Such refinancings generate fee income and servicing income for UC Lending.

         Credit Quality of Home Equity Loan Serviced Portfolio. The following table shows selected credit quality data for the home equity loan portfolio serviced by the Company (including loans owned by the Company) as of the dates indicated:

                                                                               December 31,
                                                              ---------------------------------------------
                                                                  1993              1992            1991
                                                              ------------      -----------      ----------
                                                                         (dollars in thousands)
         Number of home equity loans  . . . . . . . . . . .        41,854           37,243          34,470
         Dollar amount of home equity loans   . . . . . . .   $ 1,125,139       $  819,448       $ 703,922

         Delinquency period (1)
         30-59 days   . . . . . . . . . . . . . . . . . . .         2.32%            2.27%           2.85%
         60-89 days   . . . . . . . . . . . . . . . . . . .         1.02%            1.32%           1.36%
         90 days and over   . . . . . . . . . . . . . . . .         4.92%            5.17%           5.25%

         Foreclosed properties (2)
         Owned by the Company   . . . . . . . . . . . . . .         1.51%            1.60%           1.98%
         Serviced for third parties   . . . . . . . . . . .         0.74%            0.88%           0.98%

         Net write-offs - for the year ended  . . . . . . .         0.88%            0.59%           0.41%

(1) The dollar amount of delinquent home equity loans as a percentage of the total "dollar amount of home equity loans" as of the date indicated.
(2) Foreclosed property as a percentage of home equity loans serviced.


    Loans are placed on a non-accrual status when the interest accrual period reaches 180 days.

    The above delinquency and loan loss experience represents the Company's recent experience. However, the delinquency, foreclosure and net loss percentages may be affected by the increase in the size and relative lack of seasoning of the portfolio. In addition, the Company can neither quantify the impact of recent property value declines on the home equity loans, if any, nor predict whether, to what extent or how long such declines may continue. In a period of such decline, the rates of delinquencies, foreclosures and losses on the home equity loans could be higher than those heretofore experienced in the mortgage lending industry in general. Adverse economic conditions (which may or may not affect real property values) may affect the timely payment by borrowers of scheduled payments of principal and interest on the home equity loans and, accordingly, the actual rates of delinquencies, foreclosures and losses. As a result, the information in the above tables should not be considered as a basis for assessing the likelihood, amount or severity of delinquencies or losses in the future on home equity loans and no assurance can be given that the delinquency and loss experience presented in the tables will be indicative of such experience on home equity loans.

         Sales, Funding and Liquidity. Substantially all of the home equity loans originated by UC Lending are sold either to UC Life or in the secondary market after which UC Lending continues to provide servicing for a fee. UC Lending originated approximately $540 million of home equity loans during 1993, substantially all of which were sold on an interim basis to UC Life. Also during 1993, $463 million of home equity loans were sold in the secondary market. The buyers of residential loans or the related mortgage-backed securities receive the principal collected and the pass-through rate on the principal balance, and UC Lending retains the excess of the interest at the contractual rate over the pass-through rate, and, if applicable, servicing fees, trustee fees and surety bond fees.

         Since 1985, the Company has sold loans originated by it in the secondary market, initially in transactions with government- sponsored mortgage agencies or conduits and later in private placement transactions with financial institutions. In 1992, the Company participated with a third party in the securitization and sale of pass-through certificates backed by home equity loans originated by the Company. During the second quarter of 1993, a $1 billion shelf registration statement filed with the Commission by UCFC Acceptance Corporation, a wholly-owned subsidiary of UC Lending, became effective. This registration statement relates to certificates to be issued and backed by mortgage loans. Approximately $451 million of mortgage-backed pass-through certificates backed primarily by first mortgage home equity loans originated through the mortgage subsidiary were registered under the registration statement and publicly sold in 1993. The Company intends to increase the amount of this shelf registration statement by the second quarter of 1994.

         The purchasers of the pass-through certificates receive a credit-enhanced security. Credit enhancement is generally achieved in part by subordinating an amount (the "Subordinated Amount") of the excess interest spread retained by the Company to the payment of scheduled principal and interest on the certificates should there be a shortfall in collections from borrowers in the form of monthly mortgage payments during any given period. If cumulative payment defaults exceed the Subordinated Amount, a third party insurer would pay any further losses experienced by investors in the pass-through certificates. In connection with the issuance in 1993 of approximately $451 million in pass-through certificates discussed above, the aggregate Subordinated Amounts were initially set at approximately $69.8 million.

         The pooling and servicing agreements that govern the distribution of cash flows from the pooled loans require the establishment of an account (the "Reserve Account") that may be funded with an initial deposit by the Company. Thereafter, a portion of the excess interest is deposited in the Reserve Account. There are no events that will require the aggregate deposits to the Reserve Account to exceed the Subordinated Amount. To the extent that borrowers default on the payment of principal or interest on the loans underlying the pass-through certificates issued, losses would be paid out of the Reserve Account to the extent that funds are available. Each issue of pass-through certificates sold to investors has received a rating of "Aaa" from Moody's Investors Service, Inc., and "AAA" from Standard & Poor's Ratings Group, a division of McGraw-Hill, Inc.

         In connection with the sale of loans, the Company recognizes a gain on the sale. Loan sale gains (i.e., excess servicing income) approximate the present value of the difference between the contractual rates on the loans sold over the sum of the pass- through rate paid to the buyer, a normal servicing fee, a trustee fee and a surety bond fee, if any, in mortgage-backed securitization transactions, and an estimate of future credit losses relating
to the loans sold.   The Company uses its historical prepayment and charge-off
statistics in calculating the amount of gain recognized on loan sales.

         The loan servicing income the Company receives in future periods as the result of the retained interest spread is partially offset by the amortization of the prior capitalized excess servicing income. Amortization of capitalized excess servicing income is recognized in proportion to and over the estimated lives of the loans giving effect to the prepayment assumptions used in the determination of the gain. The Company periodically reviews the prepayment assumptions in relation to current rates of prepayment and, if necessary, writes down the remaining asset to the net present value of the estimated remaining future excess servicing income.

         UC Lending funds its loan originations principally through the Company's $200 million revolving credit facility, sales of loans in the secondary market and to UC Life, and cash flow from its servicing operations. The Company's $200 million revolving credit facility was amended during 1993 to permit the Company to extend the committed date through December 1995 at market interest rates. The facility is secured by the pledge of the stock of UC Lending and UC Life. This facility is utilized for several purposes, including funding of UC Lending operations. At December 31, 1993, the Company had available $45 million in unused borrowing capacity under the revolving credit facility.

         Composition of Serviced Portfolio. The contractual balance of loans owned and/or serviced by UC Lending, substantially all of which it originated, were as follows for the dates indicated:

                                                                                December 31,
                                                               --------------------------------------------
                                                                  1993              1992            1991
                                                               -----------      -----------     -----------
                                                                               (in thousands)
     Home equity loans    . . . . . . . . . . . . . . . . .    $ 1,125,139      $   819,448     $   703,922
     Other loans:
       Commercial   . . . . . . . . . . . . . . . . . . . .        345,365          404,857         439,600
       Conventional   . . . . . . . . . . . . . . . . . . .         98,189          143,311         195,328
       Consumer   . . . . . . . . . . . . . . . . . . . . .             88              206           5,538
                                                               -----------      -----------     -----------

     Total owned and serviced   . . . . . . . . . . . . . .    $ 1,568,781      $ 1,367,822     $ 1,344,388
                                                               ===========      ===========     ===========

       Total serviced for
        third party investors   . . . . . . . . . . . . . .    $ 1,065,549      $   886,888     $   761,007
                                                               ===========      ===========     ===========

     Owned by the Company:
       Home equity  . . . . . . . . . . . . . . . . . . . .    $   318,334      $   274,021     $   360,346
       Commercial   . . . . . . . . . . . . . . . . . . . .        183,065          204,149         212,572
       Conventional   . . . . . . . . . . . . . . . . . . .          1,745            2,581           6,706
       Consumer   . . . . . . . . . . . . . . . . . . . . .             88              183           3,757
                                                               -----------      -----------     -----------
     Total owned by the Company   . . . . . . . . . . . . .    $   503,232      $   480,934     $   583,381
                                                               ===========      ===========     ===========


         CERTAIN LEGAL ASPECTS OF MORTGAGE LOANS

         General. The following discussion contains summaries, which are general in nature, of certain legal matters relating to the mortgage loans. Because such legal aspects are governed primarily by applicable state laws (which laws may differ substantially), the summaries do not purport to be complete, to reflect the laws of any particular state, or to encompass the laws of all states in which the security for the Company's mortgage loans is situated. The summaries are qualified in their entirety by reference to the appropriate laws of the states in which the Company's mortgage loans may be originated.

         Foreclosure/Repossession. The mortgage loans are secured by mortgages, deeds of trust, security deeds or deeds to secure debt, depending upon the prevailing practice in the state in which the property subject to the loan is located. Foreclosure of a deed of trust is generally accomplished by a non-judicial sale under a specific provision in the deed of trust which authorizes the trustee to sell the property at public auction upon any default by the borrower under the terms of the note or deed of trust. In some states, the trustee must record a notice of default and send a copy to the borrower-trustor, to any person who has recorded a request for a copy of any notice of default and notice of sale, to any successor in interest to the borrower-trustor, to the beneficiary of any junior deed of trust and to certain other persons. Before such non-judicial sale takes place, typically a notice of sale must be posted in a public place and published during a specific period of time in one or more newspapers, posted on the property, and sent to parties having an interest of record in the property.

         Foreclosure of a mortgage is generally accomplished by judicial action. The action is initiated by the service of legal pleadings upon all parties having an interest in the real property. Delays in completion of the foreclosure may occasionally result from difficulties in locating necessary parties. When the mortgagee's right to foreclosure is contested, the legal proceedings necessary to resolve the issue can be time-consuming. After the completion of a judicial foreclosure proceeding, the court generally issues a judgment of foreclosure and appoints a referee or other court officer to conduct the sale of the property. In general, the borrower, or any other person having a junior encumbrance on the real estate, may, during a statutorily prescribed reinstatement period, cure a monetary default by paying the entire amount in arrears plus other designated costs and expenses incurred in enforcing the obligation. Generally, state law controls the amount of foreclosure expenses and costs, including attorney's fees, which may be recovered by a lender. After the reinstatement period has expired without the default having been cured, the borrower or junior lienholder no longer has the right to reinstate the loan and must pay the loan in full to prevent the scheduled foreclosure sale. If the mortgage is not reinstated, a notice of sale must be posted in a public place and, in most states, published for a specific period of time in one or more newspapers. In addition, some state laws require that a copy of the notices of sale be posted on the property and sent to all parties having an interest in the real property.

         Although foreclosure sales are typically public sales, frequently no third-party purchaser bids in excess of the lender's lien because of the difficulty of determining the exact status of title to the property, the possible deterioration of the property during the foreclosure proceedings and a requirement that the purchaser pay for the property in cash or by cashier's check. Thus, the foreclosing lender often purchases the property from the trustee or referee for an amount equal to the principal amount outstanding under the loan, accrued and unpaid interest and the expenses of foreclosure. Thereafter, the lender assumes the burden of ownership, including obtaining hazard insurance and making such repairs at its expense as are necessary to render the property suitable for sale. The lender commonly obtains the services of a real estate broker and pays the broker's commission in connection with the sale. Depending upon market conditions, the ultimate proceeds of the sale may not equal the lender's investment in the property.

         Courts have imposed general equitable principles upon foreclosure, which are designed to mitigate the legal consequences to the borrower of the borrower's defaults. Some courts have been faced with the issue of whether federal or state constitutional provisions reflecting due process concerns for fair notice require that borrowers under deeds of trust receive notice longer than that prescribed by statute. For the most part, these cases have upheld the notice provisions as being reasonable or have found that the sale by a trustee under a deed of trust does not involve sufficient state action to afford constitutional protection to the borrower.

         Rights of Redemption. In some states, after sale pursuant to a deed of trust or foreclosure of a mortgage, the borrower and foreclosed junior lienors are given a statutory period in which to redeem the property from the sale. In some states, redemption may occur only upon payment of the entire principal balance of the loan, accrued interest and expenses of foreclosure. In other states, redemption may be authorized if the borrower pays only a portion of the sums due. The effect of a statutory right of redemption would defeat the title of any purchaser from the lender subsequent to foreclosure or sale under a deed of trust. Consequently, the practical effect of the redemption right is to force the lender to retain the property and pay the expenses of ownership until the redemption period has run.

         Anti-Deficiency Legislation and Other Limitations on Lenders. Certain states have adopted statutory prohibitions restricting the right of the beneficiary or mortgagee to obtain a deficiency judgment against borrowers financing the purchase of their residence or following sale under a deed of trust or certain other foreclosure proceedings. A deficiency judgment is a personal judgment against the borrower equal in most cases to the difference between the amount due to the lender and the fair market value of the real property sold at the foreclosure sale. As a result of these prohibitions, in many instances the Company does not seek deficiency judgments against defaulting mortgagors.

         In addition to anti-deficiency and related legislation, numerous other federal and state statutory provisions, including the federal bankruptcy laws and state laws affording relief to debtors, may impair the ability of the secured mortgage lender to realize upon its security. For example, in a proceeding under the federal Bankruptcy Code, a lender may not foreclose on the mortgaged property without bankruptcy court permission. The rehabilitation plan proposed by the debtor may provide, if the court determines that the value of the mortgaged property is less than the principal balance of the mortgage loan, for the reduction of the secured indebtedness to the value of the mortgaged property as of the date of the commencement of the bankruptcy, rendering the lender a general unsecured creditor for the difference, and also may reduce the monthly payments due under such mortgage loan, change the rate of interest and alter the mortgage loan repayment schedule. Some states also have homestead exemption laws that protect a principal residence from a liquidation in bankruptcy.

         Federal and local real estate tax laws provide priority to certain tax liens over the lien of a mortgage or secured party. Numerous federal and state consumer protection laws impose substantive requirements upon mortgage lenders and manufactured housing lenders in connection with the origination, servicing and enforcement of such loans. These laws include the federal Truth-in-Lending Act, Real Estate Settlement Procedures Act, Equal Credit Opportunity Act, Fair Credit Billing Act, Fair Credit Reporting Act and related statutes and regulations. These federal and state laws impose specific statutory liabilities upon lenders who fail to comply with the provisions of the law. In some cases, this liability may affect assignees of the loans.

         Due-on-Sale Clauses. The mortgage loans typically contain a due-on-sale clause which will generally provide that if the mortgagor sells, transfers or conveys the underlying loan collateral, the mortgage loan may be accelerated by the mortgagee. The Garn-St. Germain Depository Institutions Act of 1982 (the "Garn-St. Germain Act"), subject to certain exceptions, preempts state constitutional, statutory and case law prohibiting the enforcement of due-on-sale clauses. As to loans secured by an owner-occupied residence (which could include a manufactured home), the Garn-St. Germain Act sets forth specific instances in which a mortgagee covered by the Act may not exercise its rights under a due-on-sale clause, notwithstanding the fact that a transfer of the property may have occurred. The inability to enforce a due-on-sale clause may result in transfer of the related mortgaged property to an uncreditworthy person, which could increase the likelihood of default.

         Prepayment Charges. Under certain state laws, prepayment charges may not be imposed after a certain period of time following origination of the mortgage loans with respect to prepayments on mortgage loans secured by liens encumbering owner- occupied residential properties. The absence of such a restraint on prepayment, particularly with respect to fixed-rate loans having higher mortgage rates, may increase the likelihood of refinancing or other early retirement of such mortgage loans.

         Applicability of Usury Laws. Title V of the Depository Institutions Deregulation and Monetary Control Act of 1980, enacted in March 1980 ("Title V"), provides that state usury limitations shall not apply to certain types of residential first mortgage loans originated by certain lenders after March 31, 1980. The Office of Thrift Supervision is authorized to issue rules and regulations and to publish interpretations governing implementation of Title V. The statute authorized the states to reimpose interest rate limits by adopting, before April 1, 1983, a law or constitutional provision which expressly rejects an application of the federal law. In addition, even where Title V is not so rejected, any state is authorized by the law to adopt a provision limiting discount points or other charges on mortgage loans covered by Title V. Certain states have taken action to reimpose interest rate limits and/or to limit discount points or other charges.

         Environmental Considerations. Environmental conditions may diminish the value of the mortgage loans and give rise to liability of various parties. There are many federal and state environmental laws concerning hazardous waste, hazardous substances, gasoline, radon and other materials which may affect the property securing the mortgage loans. For example, under the federal Comprehensive Environmental Response, Compensation and Liability Act, and possibly under state law in certain states, a secured party which takes a deed in lieu of foreclosure or purchases a mortgaged property at a foreclosure sale may become liable in certain circumstances for the costs of a remedial action ("Cleanup Costs") if hazardous wastes or hazardous substances have been released or disposed of on the property. Such Cleanup Costs may be substantial. Moreover, certain states by statute impose a lien for any Cleanup Costs incurred by such state on the property that is the subject of such Cleanup Costs (a "Superlien"). All subsequent liens on such property are subordinated to such Superlien and, in some states, even prior recorded liens are subordinated to such Superliens.

         The Company owns and/or services several mortgage loans that are secured by properties that are environmentally impaired and may own and/or service other mortgage loans secured by environmentally impaired properties of which the Company has no present knowledge. The Company, to the best of its knowledge, does not own any environmentally impaired real property acquired through foreclosure or otherwise. In any event, the Company has not experienced, and does not expect that it will experience, any material adverse effects on its results of operations or financial condition due to environmental contamination of properties securing loans it owns or services or the properties which it owns.


INSURANCE OPERATIONS

         UNITED COMPANIES LIFE INSURANCE COMPANY  - UC LIFE OR UCLIC

         Overview. UC Life, a life insurance company domiciled in Louisiana and organized in 1955, is currently authorized to conduct business in 47 states, the District of Columbia and Puerto Rico. The primary products of UC Life are single premium deferred annuities marketed principally through financial institutions and independent agents. Premiums for these annuities currently average approximately $20,000 per policy and are generally sold to middle income customers seeking tax deferred insurance products, primarily to provide savings for retirement. UC Life produced $208 million and $187 million in sales of annuity products during the years ended December 31, 1993 and 1992, respectively. At December 31, 1993, total annuity reserves were $1.3 billion. UC Life also underwrites credit insurance products but has de-emphasized this line of business. At December 31, 1993, the invested assets of UC Life consisted of $871 million in investment grade fixed maturity securities (with a weighted average rating of "AA" by nationally recognized rating agencies), $263 million of residential first mortgage loans (which were primarily originated by UC Lending) and $189 million of commercial mortgage loans (also primarily originated by UC Lending).

         Principal Products. The principal products marketed by UC Life since 1978 have been single premium deferred annuity contracts. A single premium, currently averaging approximately $20,000, is received on the sale of these contracts. The contracts typically guarantee an interest crediting rate for the first policy year. Thereafter, the interest crediting rate generally may be adjusted by UC Life at any time (subject to certain minimum crediting rates stated in the contract). A policyholder is permitted at any time to withdraw all or part of the single premium plus the amount of interest credited on the policy, less a surrender charge if applicable. The initial surrender charge is typically 8% of the original premium and decreases to zero during a penalty period of from five to ten years. Approximately 63% of UC Life annuity policies at December 31, 1993 were subject to a surrender penalty.

         The interest earned on the annuity contract accumulates on a tax-deferred basis until withdrawal by the policyholder. Purchasers of UC Life's annuity products are generally middle income individuals seeking tax deferred interest accumulation at an interest rate currently in excess of bank certificates of deposit and government obligations. The deferred annuity contracts written by UC Life provide a death benefit equal to the amount of the initial premium plus accumulated interest earned less the amount of any prior withdrawals.

         The following table presents UC Life's annuity sales by state by percent of total premiums for the periods indicated.

                                                                 Year Ended December 31,
                                                                ------------------------
                 State                                            1993           1992
                 -----                                          --------       --------
                 Missouri   . . . . . . . . . . .                22.4%             10.4%
                 Louisiana  . . . . . . . . . . .                12.3              21.1
                 Illinois   . . . . . . . . . . .                10.4               5.6
                 Oklahoma   . . . . . . . . . . .                 8.0              11.6
                 Indiana  . . . . . . . . . . . .                 7.6               5.5
                 Texas  . . . . . . . . . . . . .                 6.2               3.8
                 South Carolina   . . . . . . . .                 3.8               6.9
                 Ohio   . . . . . . . . . . . . .                 3.4               5.0
                 All others   . . . . . . . . . .                25.9              30.1
                                                                 ----              ----
                    Total   . . . . . . . . . . .               100.0%            100.0%
                                                                =====             =====

         The increased annuity sales in Missouri and Illinois in 1993 are attributable, in the case of Missouri, primarily to the addition of certain new financial institutions to UC Life's sales network and increased sales from existing financial institutions, and, in the case of Illinois, to sales from a new independent agent. Annuity sales declined in Louisiana during this period because of lower sales by the major financial institution selling UC Life's annuities in Louisiana.

         Prior to 1992, UC Life was underwriting and marketing pre-need funeral insurance products through funeral directors by an independent insurance agency but discontinued this line of business in early 1992. Credit related insurance products are underwritten and marketed primarily through financial institutions and through automobile dealerships. In order to focus its operations and management on underwriting and marketing its annuity contracts, UC Life has de-emphasized the credit insurance products and discontinued underwriting this line of business in 1993.

         Distribution. UC Life's annuity contracts are sold on a commission basis, primarily through financial institutions and independent agents. UC Life's strategy of marketing through financial institutions and independent agents allows it to avoid substantial sales management office expense and to expand its sales efforts without significant development expense. Because financial institutions and independent agents usually offer the products of several insurance companies, UC Life must continue to provide products with competitive terms, interest crediting rates, commissions and service to both policyholders and the selling institutions and independent agents. UC Life's rating of "A-" (Excellent) by A. M. Best Company ("Best"), the "A+" claims paying ability rating by Duff and Phelps, Inc. ("D&P") and the "BBBq" qualified solvency rating from Standard and Poor's Ratings Group, a division of McGraw Hill, Inc. are important to successful marketing of its products.

         Reinsurance. UC Life generally limits the amount of insurance risk that it assumes with respect to any one insured to $100,000 and for larger policies follows industry practice of reinsuring that portion of the risk in excess of established retention limits. UC Life, however, remains contingently liable for insurance ceded to reinsurers and remains liable to the policyholder in the event the reinsurer is unable to meet the obligations assumed under the reinsurance agreement. Reinsurance is currently ceded primarily to the following companies: First Capital Life Insurance Company of Louisiana (not affiliated with First Capital Holding Company of California), Aetna Life Insurance Company, Continental Assurance Company, American United Life Insurance Company and Transamerica Occidental Life Insurance Company. Each of the foregoing companies is currently rated "A+" (Superior) by Best, except Aetna Life Insurance Company, which is rated "A" (Excellent), and First Capital Life Insurance Company of Louisiana, which is rated "B-" (Good). In the case of First Capital Life Insurance Company, the dollar amount of reserve credit taken by UC Life is held in trust for the benefit of UC Life.

         Life Insurance and Annuity Reserves. In accordance with applicable insurance regulations, UC Life records as liabilities in its statutory financial statements actuarially determined reserves that are calculated to meet future obligations under outstanding insurance. The reserves are based on statutorily recognized methods using prescribed morbidity and mortality tables and interest rates. Reserves include unearned premiums, premium deposits, claims that have been reported but are not yet paid, claims that have been incurred but have not been reported, and claims in the process of settlement. UC Life reserves satisfy minimum statutory requirements.

         The annuity reserves reflected in the Consolidated Financial Statements are calculated based on generally accepted accounting principles ("GAAP"). As of December 31, 1993, annuity reserves were $1.3 billion, policy benefit reserves were $123 million, and unearned premium reserves related to credit insurance were $10 million. These reserves are based upon UC Life's best estimates of mortality, persistency, expenses and investment income, with appropriate provisions for adverse statistical deviation and the use of the net level premium method for all non-interest sensitive products and the retrospective deposit method for interest-sensitive products. GAAP reserves differ from statutory reserves due to the use of different assumptions regarding mortality and interest rates and the introduction of lapse assumptions into the GAAP reserve calculation. See Note 1 of Notes to Consolidated Financial Statements for additional information regarding reserve assumptions under GAAP.

         The following table sets forth certain information regarding the average yield on UC Life's invested assets and the average crediting rate on UC Life's annuity reserves for the indicated periods.

                                                    Year Ended December 31,
                                         ------------------------------------------
                                               1993          1992         1991
                                            ---------     ---------    ---------
Average yield on invested assets  . . . . .     8.65%         9.35%       10.14%

Average crediting rate on annuity reserves      6.45%         7.51%        8.26%

Net interest spread on annuities  . . . . .     2.20%         1.84%        1.88%

         Investments. The investment function of UC Life is overseen by an investment committee comprised of senior management, with the assistance of an outside investment advisor in the management of certain assets. UC Life's investment policy seeks to achieve attractive returns on a diversified low to moderate risk portfolio of investments. These investments, primarily bonds and mortgage loans, must be within regulatory constraints to qualify as permitted assets, and within the yield, risk and maturity limitations established by UC Life as necessary for meeting its objectives.

         The current investment strategy is focused on reducing the percentage of UC Life's invested assets committed to commercial and residential mortgages and increasing the allocation to investment grade corporate bonds and mortgage-backed securities.

         The following table sets forth, at December 31, 1993, certain information regarding UC Life's investment portfolio.


                                                                                           Total         Percent of
                                                                                        Book Value         Total
                                                                                        -----------    -------------
                                                                                           (dollars in thousands)
Fixed Maturity Securities (1)(2)
           U.S. Government, government agencies & authorities . . . . . . . . . . .    $     10,572             .7%
           States, municipalities and political subdivisions  . . . . . . . . . . .          18,944            1.3
           Corporate bonds    . . . . . . . . . . . . . . . . . . . . . . . . . . .         258,133           17.7
           Mortgage-backed    . . . . . . . . . . . . . . . . . . . . . . . . . . .         597,744           41.0
           Other              . . . . . . . . . . . . . . . . . . . . . . . . . . .          26,698            1.8
                                                                                       ------------          ------
                      Total   . . . . . . . . . . . . . . . . . . . . . . . . . . .         912,091           62.5

Mortgage loans on real estate . . . . . . . . . . . . . . . . . . . . . . . . . . .         462,555           31.7
Real estate - investment properties . . . . . . . . . . . . . . . . . . . . . . . .          21,176            1.5
Policy loans                  . . . . . . . . . . . . . . . . . . . . . . . . . . .          19,633            1.3
Capitalized excess servicing income . . . . . . . . . . . . . . . . . . . . . . . .           7,275             .5
Short-term investments        . . . . . . . . . . . . . . . . . . . . . . . . . . .          36,851            2.5
                                                                                       ------------          ------

                      Total   . . . . . . . . . . . . . . . . . . . . . . . . . . .    $  1,459,581          100.0%
                                                                                       ============          ======

- --------------------
(1) Generally stated at amortized cost adjusted for permanent impairment in value. Total market value of fixed maturities at December 31, 1993 was approximately $943.4 million, representing net unrealized gains of $31.3 million.
(2) See schedule of contractual maturities at Note 3 of Notes to Consolidated Financial Statements.

         As reflected in the following table, $871 million or 95.4%, of UC Life's fixed maturity investments were classified as investment grade at December 31, 1993:

                                                                                     Percent of
Investment Quality (1)                    Market Value        Carrying Value      Carrying Value
- ----------------------                    ------------        --------------     ---------------
                                                           (dollars in thousands)
Aaa   . . . . . . . . . . . . . . . .     $    573,061          $   559,372               61.3%
Aa    . . . . . . . . . . . . . . . .            5,523                4,957                 .6
A     . . . . . . . . . . . . . . . .          184,500              172,747               18.9
Baa   . . . . . . . . . . . . . . . .          138,247              133,484               14.6
                                          ------------          -----------              ------
Total Investment Grade  . . . . . . .          901,331              870,560               95.4
Ba and below  . . . . . . . . . . . .           15,398               14,833                1.7
Non-rated securities  . . . . . . . .           26,698               26,698                2.9
                                          ------------          -----------              ------
Total Fixed Maturities  . . . . . . .     $    943,427          $   912,091              100.0%
                                          ============          ===========              ======

- --------------------------
(1) Fixed maturity investments are classified according to the ratings assigned by Moody's Investors Service, Inc. or, in the absence of such rating, by the National Association of Insurance Commissioners ("NAIC") whose ratings operate as follows: NAIC Class 1 was assumed equivalent to an A rating; NAIC Class 2, BBB/Baa; and NAIC Classes 3-6, BB/Ba and below.

         As a significant percentage of UC Life's investment portfolio is invested in fixed rate, fixed maturity investments, the market value of these investments is sensitive to changes in market rates of interest. In a rising interest rate environment, the market value of these investments would be expected to decrease in value. An unanticipated increase in policy surrenders or claims could impact UC Life's liquidity and require the sale of certain assets, such as bonds prior to their maturity at a loss.

         Certain risks are associated with UC Life's investment strategy to reduce the percentage of its invested assets in real estate mortgage loans and to increase the percentage invested in corporate bonds and mortgage-backed securities. This shift in asset mix could reduce the expected gross yield and the possible advantages of diversification across asset classes.

         Fixed maturity investments. As of December 31, 1993, approximately $912 million or 62.5% of UC Life's invested assets consisted of fixed maturity investments. The market value of fixed maturity investments at that date exceeded its carrying value by $31.3 million. Since UC Life generally purchases fixed maturity investments with an intent to hold them to maturity, it does not have a trading portfolio. However, UC Life may for business or regulatory reasons be required to sell certain of its investments prior to maturity, and in some cases these sales may be made at times when the market value is less than carrying value, thereby resulting in a loss for financial and statutory reporting purposes.

         At December 31, 1993, 41.0% of UC Life's total invested assets were invested in mortgage-backed securities. These mortgage-backed securities consist principally of collateralized mortgage obligations and mortgage-backed pass-through securities. Mortgage-backed securities generally are collateralized by mortgages backed by GNMA, FNMA and FHLMC. Only GNMA mortgages are backed by the full faith and credit of the United States Government. Certain mortgage-backed securities are subject to significant prepayment risk. In periods of declining interest rates, mortgages may be repaid more rapidly than scheduled as individuals refinance higher-rate mortgages to take advantage of lower interest rates. As a result, holders of mortgage-backed securities may receive large prepayments on their investments that cannot be reinvested at an interest rate comparable to the rate on the prepaid mortgage. In addition to decreased investment yields, earnings could also be affected by capital gains or losses realized on these prepayments since the carrying value of securities purchased at a discount or premium may be
different than the amount received upon prepayment.   UC Life has reduced the
prepayment risk associated with mortgage-backed securities by investing in planned amortization class ("PAC") instruments. These instruments are designed to amortize in a predictable manner by shifting the primary risk of prepayment of the underlying collateral to other investors. PAC instruments represented approximately 39.6% of UC Life's investments in mortgage-backed securities at December 31, 1993.

         Mortgage loans on real estate. Management of the Company believes that the ability of UC Life to rely on the first mortgage home equity loan originations of UC Lending as a source of investments with attractive yields is
a significant advantage to UC Life.   At December 31, 1993, UC Life's portfolio
of loans was comprised of $263 million in first mortgage residential home equity loans and $189 million in first mortgage commercial real estate loans. During 1991, UC Life decided to limit its investment in commercial real estate mortgage loans. The mortgage loan portfolio of UC Life is serviced by UC Lending. UC Life has full credit recourse to UC Lending with respect to all residential mortgage loans acquired from UC Lending.

         UC Life purchases on an interim basis substantially all of the first mortgage home equity loans originated by UC Lending. These loans are typically held by UC Life for short time periods (typically no longer than 90 days) and then sold back to UC Lending prior to their sale in securitization transactions. UC Lending, not UC Life, retains the contingent credit risk in connection with these transactions.

         Mortgage loans are carried at amortized cost less valuation adjustments for permanently impaired value where appropriate. Commercial mortgages range in size up to approximately $2 million with an average loan size of approximately $600,000 (excluding one loan of approximately $7.6 million to a related entity). At origination, substantially all of the mortgages were on existing leased properties rather than on properties in construction or on start-up properties. The origination of commercial mortgages is subject to underwriting procedures, including: (i) maximum loan to value ratio of 75% of the property's appraised value; (ii) conservative debt coverage requirements; (iii) on-site inspections; (iv) third-party appraisals; and (v) personal guarantees of borrowers. For these reasons, the Company does not consider its commercial loans to be high risk. The weighted average interest rate on UC Life's commercial mortgage loan portfolio was 10.47% and 10.25% at December 31, 1992 and 1993, respectively.

         UC Life's commercial mortgage portfolio is diversified by property type, location and borrower. The following table provides information at December 31, 1993 regarding UC Life's commercial mortgage loans on real estate by property type, state and contractual maturity.

                                                                               AMOUNT          PERCENT OF TOTAL
                                                                               ------          ----------------
                                                                                   (dollars in thousands)
         COMMERCIAL MORTGAGE LOANS BY PROPERTY TYPE:
             Retail  . . . . . . . . . . . . . . . . . . . . . . . . . .    $    72,488               38.4%
             Office and Warehouse  . . . . . . . . . . . . . . . . . . .         51,194               27.1
             Office  . . . . . . . . . . . . . . . . . . . . . . . . . .         49,231               26.1
             Other . . . . . . . . . . . . . . . . . . . . . . . . . . .         15,773                8.4
                                                                            -----------              ------
               Total . . . . . . . . . . . . . . . . . . . . . . . . . .    $   188,686              100.0%
                                                                            ===========              ======

         COMMERCIAL MORTGAGE LOANS BY STATE:
             Florida . . . . . . . . . . . . . . . . . . . . . . . . . .    $    42,283               22.4%
             Georgia . . . . . . . . . . . . . . . . . . . . . . . . . .         26,588               14.1
             Colorado  . . . . . . . . . . . . . . . . . . . . . . . . .         21,330               11.3
             Louisiana . . . . . . . . . . . . . . . . . . . . . . . . .         19,576               10.4
             Texas . . . . . . . . . . . . . . . . . . . . . . . . . . .         11,598                6.1
             North Carolina  . . . . . . . . . . . . . . . . . . . . . .          9,777                5.2
             All Others  . . . . . . . . . . . . . . . . . . . . . . . .         57,534               30.5
                                                                            -----------              ------
               Total . . . . . . . . . . . . . . . . . . . . . . . . . .    $   188,686              100.0%
                                                                            ===========              ======

         COMMERCIAL MORTGAGE LOANS BY CONTRACTUAL MATURITY:
             1994  . . . . . . . . . . . . . . . . . . . . . . . . . . .    $    24,805               13.1%
             1995  . . . . . . . . . . . . . . . . . . . . . . . . . . .         22,039               11.7
             1996  . . . . . . . . . . . . . . . . . . . . . . . . . . .         37,888               20.1
             1997  . . . . . . . . . . . . . . . . . . . . . . . . . . .         25,090               13.3
             After 1997  . . . . . . . . . . . . . . . . . . . . . . . .         78,864               41.8
                                                                            -----------              ------
               Total . . . . . . . . . . . . . . . . . . . . . . . . . .    $   188,686              100.0%
                                                                            ===========              ======

UC Life's delinquent mortgage loan experience with owned commercial loans as compared to industry averages published by the American Council of Life Insurance for the dates indicated is as follows:

                                                          December 31,
                                           -------------------------------------
                                               1993          1992         1991
                                           ----------    ----------   ----------
                                                    (dollars in thousands)
UC Life experience (1):
   Delinquent commercial mortgage
     loans  . . . . . . . . . . . . . .    $    9,692    $   16,703   $   16,881
   Percentage of total commercial
     loans owned  . . . . . . . . . . .          5.1%          8.0%         7.7%
   Industry experience  . . . . . . . .          6.0%          6.6%         5.9%

- ---------------------------
(1) See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset Quality and Reserves."

         For substantially all commercial mortgages which UC Life has foreclosed, an independent appraisal is obtained and, if warranted, UC Life has established a specific reserve based on its judgment as to the amount which may not be recoverable. As of December 31, 1993, the specific reserve amounted to $3.5 million.

         The Company also establishes a general reserve for all commercial mortgages where a specific reserve or write-down has not been established. As of December 31, 1993, the general reserve amounted to $6.3 million.

         UNITED GENERAL TITLE INSURANCE CORPORATION - UG TITLE OR UGTIC

         Overview. The Company's title insurance subsidiary, UG Title, was formed in 1983. At December 31, 1993 UG Title was licensed in 26 states, is represented by approximately 675 independent agents and has no direct operations. Key markets for UG Title are currently Colorado, Louisiana, Florida and California. UG Title was admitted in 1993 to do business in California, the largest single title insurance market in the United States, and has applications currently pending in two additional states. During 1993 and 1992, title insurance premiums were $24.4 million and $10.9 million, respectively.

         Principal Product. UG Title provides single premium products insuring the validity of residential first and second mortgage loans and indemnifying the policyholders against loss or damage from obtaining an invalid title to real property. UG Title focuses on underwriting title policies for resales and refinancings of properties which policies averaged $71,600 in 1993. Effective September 1, 1993, risks in excess of $350,000 are reinsured primarily with Fidelity National Title Insurance Company; however, UG Title remains contingently liable for reinsurance ceded. UG Title, unlike some other title insurers, operates exclusively through independent title agents.

         The following table sets forth the approximate dollars and percentages of gross title insurance premium revenue of UG Title by state for the periods indicated:

                                                   Year Ended December 31, 1993          Year Ended December 31, 1992
                                                 --------------------------------      ---------------------------------
                                                       Amount          % of Total         Amount             % of Total
                                                 -----------------    -----------      -------------        ------------
                                                                            (dollars in thousands)
Colorado  . . . . . . . . . . . . . . . . . . .   $       5,252           20.8%        $       1,971            17.2%
Louisiana . . . . . . . . . . . . . . . . . . .           3,891           15.4                 2,736            23.8
Florida   . . . . . . . . . . . . . . . . . . .           3,412           13.5                 2,700            23.5
California  . . . . . . . . . . . . . . . . . .           2,955           11.7                   -               -
Texas     . . . . . . . . . . . . . . . . . . .           2,087            8.3                 1,358            11.8
Tennessee . . . . . . . . . . . . . . . . . . .           2,083            8.3                   944             8.2
Arkansas  . . . . . . . . . . . . . . . . . . .           1,031            4.1                   311             2.7
Ohio      . . . . . . . . . . . . . . . . . . .             970            3.8                   -               -
Alabama   . . . . . . . . . . . . . . . . . . .             900            3.6                   327             2.9
All others  . . . . . . . . . . . . . . . . . .           2,642           10.5                 1,136             9.9
                                                  -------------          ------        -------------           ------
     Total  . . . . . . . . . . . . . . . . . .   $      25,223          100.0%        $      11,483           100.0%
                                                  =============          ======        =============           ======


         The following table reflects selected financial and other data regarding UG Title for the periods indicated:

                                                     Year Ended December 31,
                                           ------------------------------------------
                                                 1993           1992           1991
                                           ------------   ------------   ------------
                                           (dollars in thousands, except other data)
Operating results:
   Revenues . . . . . . . . . . . . . .    $    25,107    $    11,412    $     6,409
   Expenses . . . . . . . . . . . . . .         23,796         10,657          5,849
                                           -----------    -----------    -----------
   Income before income taxes . . . . .    $     1,311    $       755    $       560
                                           ===========    ===========    ===========

Other data:
   Average fee per file (1) . . . . . .    $       238    $       194    $       170
   Net claims-paid ratio (2)  . . . . .          2.32%          2.85%          3.58%
   Provision for claim losses to title
     insurance premiums . . . . . . . .          3.29%          4.76%          5.45%
   Employees at period end  . . . . . .             24             17             15
   Number of licensed states at period end          26             23             20

- -----------------------
(1) Average fee per file is based upon gross title insurance premiums and certain other title related fees divided by policies issued.
(2) The net claims-paid ratio is the percentage resulting from total title claims paid, net of recoupments, divided by gross title insurance premiums.


OTHER OPERATIONS

         The Company has developed an office park that includes its home office building, which has approximately 77,000 square feet. In addition to its home office building completed in 1981, the Company constructed a 200,000 square foot office building in the park in 1984 at a cost of $12.8 million. This building was approximately 97% leased at December 31, 1993. During 1990, construction of a 100,000 square foot office building in the office park was completed by a partnership in which United Companies Realty and Development Co., Inc., a wholly-owned subsidiary of the Company, is a general partner. The office building was 100% leased at December 31, 1993.

         The Company also engages in telecommunications business and property management with respect to its office park and a homeowners insurance agency, none of which are material to its operations.


GOVERNMENT REGULATION AND LEGISLATION

         GENERAL

         The Company's mortgage and insurance businesses are subject to extensive regulation, supervision and licensing by federal and state authorities. Regulated matters include, without limitation, maximum interest rates and fees which may be charged by the Company, disclosures in connection with loan originations, credit reporting requirements, servicing requirements, insurance premium rates and coverage issues, federal and state taxation, and multiple qualification and licensing requirements for doing business in various jurisdictions. While the Company believes that it maintains all requisite licenses, permits and approvals and is in compliance in all material respects with applicable federal and state regulations, there can be no assurance that more restrictive laws or regulations will not be adopted which could make compliance in the future more difficult and/or more expensive. Legislative and regulatory proposals are frequently advanced which, if adopted, could adversely affect the Company's profitability or the manner in which the Company conducts its activities. In particular, legislation has been introduced this year in both the United States Senate and House of Representatives that would impose disclosure requirements and prohibit prepayment penalty charges, among other requirements, on loans with a specified level of origination fees or a specified interest rate level. Although management of the Company does not believe that the proposed legislation in its current form will have a material impact on its business or results of operations, a significant percentage of the Company's loans could be subject to the restrictions of the proposed legislation. There can be no assurance that the proposed legislation will be adopted in its current form.

         A substantial amount of the Company's annuity policies are marketed through financial institutions. In August, 1993 the United States Court of Appeals for the Fifth Circuit held that the United States Comptroller of the Currency's decision to permit national banks to sell annuities in towns with more than 5,000 inhabitants violated the National Bank Act. The ruling, if it becomes final, will effectively and immediately prohibit annuity sales by national banks in the States of Texas, Louisiana and Mississippi. The ruling, particularly if it is adopted by other circuit courts in other regions of the country, could have a material adverse effect on the ability of the Company to market its annuities. Furthermore, any future regulatory restrictions on the authority of financial institutions to market annuities could have a material adverse effect on the ability of the Company to market this product.


         MORTGAGE OPERATIONS

         The Company's mortgage operations are subject to extensive regulation, supervision and licensing by federal and state authorities. Regulated matters include, without limitation, maximum interest rates and fees which may be charged by the Company, disclosure in connection with loan originations, credit reporting requirements, servicing requirements, federal and state taxation, and multiple qualification and licensing requirements for doing business in various jurisdictions.

         The Company's loan origination activities are subject to the laws and regulations in each of the states in which those activities are conducted. The Company's activities as a lender are also subject to various federal laws including the Truth-in- Lending Act, the Real Estate Settlement Procedures Act, the Equal Credit Opportunity Act, the Home Mortgage Disclosure Act and the Fair Credit Reporting Act.

         The Truth-in-Lending Act and Regulation Z promulgated thereunder contains disclosure requirements designed to provide consumers with uniform, understandable information with respect to the terms and conditions of loans and credit transactions in order to give them the ability to compare credit terms. The Truth-in-Lending Act also allows consumers a three day right to cancel certain credit transactions including many loans of the type originated by the Company. Management of the Company believes that it is in substantial compliance in all material respects with the Truth-in-Lending Act.

         The Company is also required to comply with the Equal Credit Opportunity Act of 1974, as amended ("ECOA"), which prohibits creditors from discriminating against applicants on the basis of race, color, sex, age or marital status. Regulation B promulgated under ECOA restricts creditors from obtaining certain types of information from loan applicants. It also requires certain disclosures by the lender regarding consumer rights and requires lenders to advise applicants of the reasons for any credit denial. In instances where the applicant is denied credit or the rate or charge for loans increase as a result of information obtained from a consumer credit agency, another statute, the Fair Credit Reporting Act of 1970, as amended, requires lenders to supply the applicant with the name and address of the reporting agency. The Company is also subject to the Real Estate Settlement Procedures Act and is required to file an annual report with the Department of Housing and Urban Development pursuant to the Home Mortgage Disclosure Act.

         In the course of its business, the Company may acquire properties securing loans that are in default. There is a risk that hazardous or toxic waste could be found on such properties. In such event, the Company could be held responsible for the cost of cleaning up or removing such waste, and such cost could exceed the value of the underlying properties.

         There are currently proposed various laws, rules and regulations which, if adopted, could impact the Company. There can be no assurance that these proposed laws, rules and regulations, or other such laws, rules or regulations, will not be adopted in the future which could make compliance much more difficult or expensive, restrict the Company's ability to originate, broker or sell loans, further limit or restrict the amount of commissions, interest and other charges earned on loans originated or sold by the Company, or otherwise adversely affect the business or prospects of the Company.

         INSURANCE OPERATIONS

                 UC Life

         General Regulation. UC Life is subject to regulation by the State of Louisiana, its state of domicile, and the other states in which it transacts business. The laws of such states are designed for the protection of policyholders rather than securityholders. UC Life is a member of a holding company system in Louisiana. All transactions within a holding company system affecting insurers must be both reasonable in relation to its outstanding liabilities and adequate for its needs. State laws also require prior notice or regulatory agency approval of changes in control of an insurer or its holding company and of material intercorporate transfers of assets within the holding company structure. Generally, under insurance holding company statutes, a state insurance authority must approve in advance the direct or indirect acquisition of 10% or more of the voting securities of an insurance company chartered in its state.

         The laws of the various states establish regulatory agencies with broad administrative powers to approve policy forms, grant and revoke licenses to transact business, regulate trade practices, license agents, and prescribe the type and amount of investments permitted. Insurance companies are required to file detailed annual statements with the state insurance regulators in each of the states in which they do business, and their business and accounts are subject to examination by such agencies at any time. In addition, insurance regulators periodically examine the insurer's financial condition, adherence to statutory accounting practices, and compliance with insurance department rules and regulations.

         As part of their routine regulatory oversight process, state insurance departments conduct detailed examinations periodically (generally once every three years) of the books, records and accounts of insurance companies domiciled in their states. Such examinations are generally conducted in cooperation with the departments of two or three other states under guidelines promulgated by the National Association of Insurance Commissions ("NAIC"). UC Life's last examination occurred during 1992 for the three year period ended December 31, 1990. Final reports issued by the Louisiana Commissioner of Insurance did not raise any significant issues or adjustments.

         Regulation of Dividends and Other Payments from Insurance Subsidiaries. As a Louisiana domiciled insurance company, UC Life is subject to Louisiana requirements relating to dividends and restrictions on payments to affiliates. The Louisiana Insurance Code (the "Code") provides that no Louisiana stock insurance company shall declare and pay any dividends to its stockholders unless (i) its capital is fully paid in cash and is unimpaired and
(ii) it has a surplus beyond its capital stock and the initial minimum surplus required and all other liabilities equal to 15% of its capital stock, provided that this restriction shall not apply to an insurance company when its paid-in capital and surplus exceed the minimum required by the Code by 100% or more. Additional dividend restrictions are imposed by the Louisiana Insurance Holding Company System Regulatory Law (the "Insurance Holding Company Law"). Specifically, extraordinary dividends by insurance companies are subject to a prior approval requirement by the Louisiana Commissioner of Insurance (the "Louisiana Commissioner") and an insurance company's surplus as regards policyholders following any dividends or distributions to affiliates must be reasonable to the insurance company's outstanding liabilities and adequate to its financial needs. Effective October 31, 1993, an extraordinary dividend is defined as an amount in excess of the lesser of (a) 10% of surplus as of the preceding December 31, or (b) the net gain from operations for the preceding calendar year. The Insurance Holding Company Law also subjects all transactions between a Louisiana insurance company and its affiliates to certain fairness and reasonableness standards, and, furthermore, certain types of transactions with its affiliates are subject to prior notice to the Louisiana Insurance Commissioner who may disapprove the transaction if it is determined that such transaction does not meet certain fairness and reasonableness standards or if it may adversely affect the interests of policyholders. If insurance regulators determine that payment of a dividend or any other payment to an affiliate (such as a payment under a tax allocation agreement or for employee or other services or pursuant to a surplus debenture) would, because of the financial condition of the paying insurance company or otherwise, be hazardous to such insurance company's policyholders or creditors, the regulators may block payment of such dividend or such other payment to the affiliate that would otherwise be permitted without prior approval. Under the current statutory and regulatory scheme in Louisiana, UC Life has, as of December 31, 1993, the capacity to pay dividends of $8.5 million. UC Life did not pay any dividends to the Company during 1991, 1992 and 1993 in order to retain capital in UC Life.

         Insurance Regulatory Changes. The NAIC and insurance regulators have undertaken a process of re-examining existing laws and regulations and their application to insurance companies. In particular, this re-examination has focused on insurance company investment and solvency issues and, in some instances, has resulted in new interpretations of existing law, the development of new laws and the implementation of non-statutory guidelines. The NAIC has formed committees to study and formulate regulatory proposals on such diverse issues as the use of surplus debentures, accounting for reinsurance transactions and the adoption of risk-based capital rules. It is not possible to predict the future impact of changing state and federal regulation on the operations of the Company or its insurance subsidiaries.

         Statutory filings require classifications of investments and for periods ended prior to January 1, 1992, required the establishment of a Mandatory Securities Valuation Reserve ("MSVR"), an account designed to stabilize a company's statutory surplus against fluctuations in the market value of stocks and bonds, according to regulations prescribed by the NAIC. In December 1991, the NAIC adopted changes to its rules for establishing and maintaining reserve accounts for assets of insurance companies in financial statements prepared under statutory accounting practices. These changes became effective as of January 1, 1992, for annual statements to be filed for the year ended December 31, 1992, and thereafter. Under the new rules, the MSVR account was replaced by an Asset Valuation Reserve ("AVR") account which consists of two main components: a "default component" to provide for future credit-related losses on fixed income investments and an "equity component" to provide for losses on all types of equity investments, including real estate. The AVR at December 31, 1993, was $19.4 million. The changes also require the establishment of a new reserve called the Interest Maintenance Reserve ("IMR"), which is a reserve for fixed income realized capital gains and losses net of tax, related to changes in interest rates. The IMR is required to be amortized into statutory earnings on a basis reflecting the remaining period to maturity of the fixed income securities sold. The deferred realized gains and losses included in the IMR at December 31, 1993, was $3.9 million, net of taxes.

         Insurance Regulatory Information System. The NAIC has developed the Insurance Regulatory Information System ("IRIS") which involves calculation of ratios covering eleven (11) categories of financial data with defined "usual ranges" for each category. The ratios are designed to provide regulators "early warnings" as to when a given company might warrant special attention. UC Life had only one ratio outside the usual range in 1993.

         Risk-Based Capital Requirements. The NAIC has developed risk-based capital ("RBC") requirements for life insurance companies. The formula, which is set forth in instructions adopted by the NAIC, is designed to take into account asset risks, insurance risks, interest rate risks and other relevant risks with respect to the insurer's business. The NAIC has further provided for categorization of life insurance companies according to the extent to which they meet specified RBC thresholds, with increasing degrees of regulatory scrutiny or intervention provided for companies in categories of lesser RBC compliance. The following degrees or levels of regulatory action are triggered by certain events with respect to an insurer's RBC compliance as follows: (i) a "company action level event" (requiring the insurer to file and obtain approval of a comprehensive financial plan for the improvement of its RBC compliance); (ii) a "regulatory action level event" (resulting in, in addition to the requirement of a financial plan, regulatory actions including examination of the insurer's assets, liabilities and operations followed by an order specifying such corrective actions as are determined to be required);
(iii) an "authorized control level event" (resulting in, in addition to the regulatory actions specified above, such actions as are necessary to cause the insurer to be placed under regulatory control under the applicable rehabilitation and/or liquidation statutes if deemed to be in the best interests of policyholders, creditors and the public); and (iv) a "mandatory control level event" (resulting in, on a mandatory basis, such actions as are necessary to cause the insurer to be placed under regulatory control under the applicable rehabilitation and/or liquidation statutes). The RBC requirements will apply only as and when the states adopt them, taking effect at the earliest on December 31, 1993. In light of the NAIC's proposed formula, the Company believes that it is adequately capitalized under the RBC requirements and that the thresholds will not have any significant regulatory effect on the Company. However, should the Company's RBC position decline in the future, the Company's continued ability to pay dividends and the degree of regulatory supervision or control to which it is subject may be affected. At December 31, 1993, UC Life's risk-based capital ratio was approximately 214%. To date, Louisiana has not adopted the NAIC risk-based capital rules. Further, the NAIC has adopted model legislation. Substantial conformance to the NAIC model legislation is necessary for a state insurance department to meet the minimum standards for accreditation by the NAIC.

         Assessments Against Insurers. Guaranty laws exist in all states, the District of Columbia and Puerto Rico. Life insurers doing business in any of these regions can be assessed for policyholder losses incurred by insolvent life insurance companies. The amount and timing of any future assessment on the Company's insurance subsidiary under these laws cannot be reasonably estimated and are beyond the control of the Company and its insurance subsidiary. Recent regulatory actions against life insurers encountering financial difficulty have prompted the various state guaranty associations to begin assessing life insurance companies for the deemed loss. A large part of the assessments paid by the Company's insurance subsidiary pursuant to these laws may be used as credits for a portion of the Company's insurance subsidiary's premium taxes. Based on the best information presently available, UC Life does not believe the total future assessments, net of premium tax credits, will be material to its operating results or financial position.

         Regulation at Federal Level. Although the federal government generally does not directly regulate the insurance business, federal initiatives often have an impact on the business in a variety of ways. Current and proposed federal measures that may significantly affect the insurance business include limitations on antitrust immunity, minimum solvency requirements and the removal of barriers restricting banks from engaging in the insurance and mutual fund business.

         Congress has from time to time in the past considered possible legislation that would adversely affect the federal income tax treatment of certain annuity products offered by UC Life. There can be no assurance that future tax legislation will not contain provisions that may result in adverse effects on UC Life's products.

         Insurance Ratings. The ability of an insurance company to compete successfully depends in part on its financial strength, operating performance and claims-paying ability as rated by A.M. Best Company ("Best") and other rating agencies. UC Life is currently rated "A-" (Excellent) by Best based on its 1992 statutory financial results and operating performance.

         Best's 15 categories of ratings for insurance companies currently range from "A++" (Superior) to "F" (In Liquidation). According to Best, an "A" or "A-" rating is assigned to companies which, in Best's opinion, have achieved excellent overall performance when compared to the standards of the life insurance industry and generally have demonstrated a strong ability to meet their obligations to policyholders over a long period of time. In evaluating a company's statutory financial and operating performance, Best reviews the company's statutory profitability, leverage and liquidity, as well as the company's spread of risk, quality and appropriateness of its reinsurance program, quality and diversification of assets, the adequacy of its policy reserves and surplus, capital structure and the experience and competency of its management. Best ratings are based upon factors of concern to policyholders, agents and intermediaries and are not directed toward the protection of investors. In June 1993, UC Life was advised by Best that, after review of the 1992 statutory financial results and operating performance, UC Life was assigned a rating of "A-" (Excellent), an adjustment from its previous rating of "A" (Excellent). The Company believes that UC Life's Best rating is adequate to enable it to compete successfully.

         In addition, in January, 1994 Duff and Phelps, Inc., another nationally recognized rating agency upgraded its rating of UC Life's claim paying ability from "A" to "A+".

                 UG Title

         Title insurance companies are subject to extensive regulation under applicable state laws. The laws of most states in which the Company transacts business establish supervisory agencies with broad administrative powers relating to issuing and revoking licenses to transact business, regulating trade practices, licensing agents, approving policy forms, establishing reserve requirements, defining suitable investments for reserves and approving rate schedules.

         The insurance commissioner in each state in which UG Title conducts business regulates its title insurance operations. The accounts and activities of UG Title are examined by the Louisiana Commissioner, its domiciliary state, at three year intervals.

         Pursuant to statutory accounting requirements of the various states in which UG Title is qualified, a portion of premiums earned is deferred as an unearned premium reserve for the protection of policyholders and qualified assets are maintained in an amount equal to statutory requirements. The level of unearned premium reserve required to be maintained at any time is determined on a quarterly basis by statutory formula based upon either the age and dollar amount of policy liabilities underwritten, or the age and dollar amount of statutory premiums written. As of December 31, 1993, the statutory unearned premium reserves required and reported for UG Title was $3.4 million.

         Net worth as calculated under statutory accounting principles determines the maximum insurable amount under any single title insurance policy. As of December 31, 1993, the statutory single policy maximum insurable amount for UG Title was $1.0 million.

         As an insurance company, UG Title is subject to regulations that restrict its ability to pay dividends or make other distributions of cash or property to the Company. See discussion above in "Insurance Subsidiaries - UC Life."

COMPETITION

         As a marketer of credit products, the Company faces intense competition from numerous providers of financial services. Traditional competitors in the financial services business include commercial banks, credit unions, thrift institutions, credit card issuers and finance companies. Many of these companies are substantially larger and have more capital and other resources than the Company. Competition among lenders can take many forms including convenience in obtaining a loan, customer service, size of loans, interest rates and other types of finance or service charges, duration of loans, the nature of the risks which the lender is willing to assume and the type of security, if any, required by the lender. The Company believes that it competes on the basis of providing interest rates that are generally competitive with interest rates available to borrowers in the Company's market areas from other sources and by providing efficient service commencing with the application process and continuing through the underwriting to closing of the loan.

         UC Life and UG Title operate in a highly competitive industry in which many of their competitors are larger and have greater financial resources. UG Title competes with many title insurance companies in each of the markets which its serves and UC Life competes with numerous insurance companies as well as many providers of retirement planning products, such as mutual funds and issuers of certificates of deposit.

ITEM 2.  PROPERTIES

         The Company's executive offices are located in its home office building in Baton Rouge, Louisiana. The Company occupies all of its home office building which has approximately 77,000 square feet of usable space. UC Life and the executive offices of UC Lending are located at the Company's home office building and adjacent investment property, both of which are owned by UC Life. At December 31, 1993, operations of UC Lending were conducted from 10 locations owned by the Company in 10 cities in 4 states and from 106 additional leased offices in 95 cities. The offices owned or leased by UC Lending range in size from approximately 600 square feet to 3,200 square feet; leases expire from 1994 to 1998, excluding renewal options. During 1993, aggregate annual rental expense for leased office space was approximately $2.1 million. Management believes that the properties are adequately maintained and insured, and satisfactorily meet the requirements of the business conducted therein.

ITEM 3.  LEGAL PROCEEDINGS

         The nature of the Company's business is such that it is routinely involved in litigation and is a party to or subject to other items of pending or threatened litigation. Although the outcome of certain of these matters cannot be predicted, management of the Company believes, based upon information currently available, that the resolution of these various matters will not result in any material adverse effect on its consolidated financial condition.

         The Company was a defendant in an action initially filed in Calhoun County, Alabama, on November 14, 1989, as Case Number CV-89-626-M, entitled Mattie White, Administratrix of the Estate of Bobby Ogletree v. United Companies Financial Corporation, United Companies Mortgage of Alabama, Freddie Rimpsey, Northeastern Financial Services, et al. The Ogletree action was a class action suit in Alabama in which the Company and its wholly-owned subsidiary were named as defendants. The plaintiff alleged that the Company engaged in lending practices which violated Alabama law, including without limitation charging excessive points at origination to borrowers and paying undisclosed fees to brokers. Notwithstanding the view of management of the Company that this suit was without merit, a definitive settlement agreement was executed and approved without opposition by the Court. The settlement agreement and dismissal of the suit with prejudice became final on October 29, 1993. Thirteen former members of the class subject to the suit requested exclusion from the settlement and accordingly may proceed individually with their respective claims. The Company does not deem these individual claims to be material. The Company recorded an estimated current settlement liability of $2.3 million in its financial statements in the first quarter of 1993 in connection with the terms of the settlement agreement. In addition to a cash payment of $2.0 million, the terms of the settlement require a reduction in the coupon rate on the outstanding loans in the subclasses over their average remaining contractual terms, which extends over the next 10 years. The Company does not believe that the impact on net income of this reduction will be material in any future years.

         As discussed more fully in Item 1, Business - Discontinued Operations, the remaining affairs of the Company's subsidiary, Foster Mortgage Corporation ("FMC"), a discontinued operation, are now being wound up under the supervision of a bankruptcy court. On December 21, 1993, the institutional lenders under FMC's primary credit facility filed a petition in U. S. bankruptcy court against FMC. FMC, as debtor in possession in the bankruptcy proceeding, intends to file a plan of liquidation providing for the disposition of FMC's remaining assets and distributions to FMC's creditors. In connection with such bankruptcy proceedings, certain payments previously received from FMC by the Company, may be reduced. If the Company were required to refund such amounts or is unable to collect such amounts owed to it, the Company has estimated that the potential additional loss could range up to $2.7 million, net of income taxes. Further, the group of institutional lenders under FMC's primary credit facility have recently questioned the Company's computation and allocation between FMC and the Company of the income tax benefits relating to FMC's losses. FMC recorded a tax benefit of approximately $3.6 million equal to the refund of previously paid income taxes computed on a separate company income tax return basis. The Company has recorded a tax benefit of approximately $5 million from the disposal of its investment in the preferred stock of FMC. These institutional lenders have not yet specified the manner in which they contend the tax benefits should be computed and allocated. Management of the Company believes that its computation and allocation of the tax benefit is proper and that no additional amount is owed by the Company to FMC in this regard.




ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS


Common Stock Prices and Dividends

         The Company's Common Stock is traded on the National Association of Securities Dealers Automated Quotation System/National Stock Market ("the National Stock Market") under the symbol "UCFC". The following table sets forth for the periods indicated the high and low sale prices of the Company's Common Stock as reported on the National Stock Market and the per share cash dividends declared. All amounts have been adjusted for stock dividends.

                                                                                                      CASH
                                                                              SALE PRICES           DIVIDENDS
                                                                            ---------------         ---------
                                                                            HIGH       LOW
                                                                            ----       ---
1993
         First Quarter  . . . . . . . . . . . . . . . . . . . . .           $ 9.375   $ 8.250          $.0750
         Second Quarter . . . . . . . . . . . . . . . . . . . . .             9.190     8.250           .0750
         Third Quarter  . . . . . . . . . . . . . . . . . . . . .            32.875     8.690           .0950
         Fourth Quarter . . . . . . . . . . . . . . . . . . . . .            40.750    27.625           .0950
                                                                                                       ------
            Total     . . . . . . . . . . . . . . . . . . . . . .                                      $.34
                                                                                                       ====
1992
         First Quarter  . . . . . . . . . . . . . . . . . . . . .           $10.750   $10.000          $.0750
         Second Quarter   . . . . . . . . . . . . . . . . . . . .            10.625     9.500           .0750
         Third Quarter  . . . . . . . . . . . . . . . . . . . . .            10.125     8.625           .0750
         Fourth Quarter   . . . . . . . . . . . . . . . . . . . .             9.250     8.125           .0750
                                                                                                       ------
            Total     . . . . . . . . . . . . . . . . . . . . . .                                      $.30
                                                                                                       ====


- --------------------
(1) On September 20, 1993, the Company announced a 100% Common Stock dividend payable on October 18, 1993, to stockholders of record on October 1, 1993.

         The Company has declared and paid regular quarterly cash dividends on its Common Stock since 1974. While the Company intends to continue to pay regular quarterly cash dividends on its Common Stock, its ability to do so will be subject to its earnings, financial condition, capital and regulatory requirements, credit facility restrictions and such other factors as the Company's Board of Directors may consider relevant. (See Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.)

         Under provisions of the Company's revolving credit facility restricting the payment of dividends, approximately $26.0 million of retained earnings at December 31, 1993, was available for the payment of dividends by the Company. See Note 5 of Notes to Consolidated Financial Statements.

                 Approximate Number of Equity Security Holders

                                        Approximate Number of Shareholders
       Title of Class                        As of February 10, 1994
       --------------                   -----------------------------------

   Common Stock, $2.00 par value                       3,179

ITEM 6.  SELECTED FINANCIAL DATA

                     Selected Financial and Other Data (1)

         The selected financial data set forth below are derived from the Company's audited Consolidated Financial Statements. The Company's Consolidated Balance Sheets at December 31, 1993 and 1992, and Consolidated Statements of Income, Stockholders' Equity and Cash Flows for the years ended December 31, 1993, 1992 and 1991 and notes thereto were audited by Deloitte & Touche, independent certified public accountants, and are included in Item 8. The Company's audited Consolidated Financial Statements should be read in conjunction with this table and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

                                                                                   Year Ended December 31,
                                                            --------------------------------------------------------------------
                                                                1993          1992           1991          1990           1989
                                                            ----------    ----------     ----------   -----------    -----------
                                                                       (dollars in thousands, except per share data)
INCOME STATEMENT DATA:
Interest, charges and fees on loans                         $  95,975    $   92,584     $   90,169   $    63,300    $    56,946
Investment income . . . . . . . . . . . . . . . . . . . .      75,604        62,915         60,223        66,226         64,028
Loan sale gains . . . . . . . . . . . . . . . . . . . . .      59,441        33,475         29,627        18,613         12,193
Net insurance premiums  . . . . . . . . . . . . . . . . .      43,119        33,795         42,195        42,745         44,009
Loan servicing income . . . . . . . . . . . . . . . . . .      10,077        10,611          9,492        10,592         10,525
Investment gains (losses) . . . . . . . . . . . . . . . .         595         3,110          2,089          (472)         7,392
                                                            ---------     ---------     ----------    ----------    -----------
Total revenues  . . . . . . . . . . . . . . . . . . . . .     284,811       236,490        233,795       201,004        195,093
Total expenses  . . . . . . . . . . . . . . . . . . . . .     240,439       215,120        225,419       193,737        182,947
                                                            ---------     ---------     ----------    ----------    -----------
Income from continuing operations
   before income taxes  . . . . . . . . . . . . . . . . .      44,372        21,370          8,376         7,267         12,146
Provision for income taxes  . . . . . . . . . . . . . . .      15,212         7,865          3,363         2,620          4,087
                                                            ---------     ---------     ----------    ----------    -----------
Income from continuing operations . . . . . . . . . . . .      29,160        13,505          5,013         4,647          8,059
Income (loss) from discontinued
   operations . . . . . . . . . . . . . . . . . . . . . .     (17,585)       (3,259)         6,463         3,660              -
                                                            ---------     ---------     ----------    ----------    -----------
  Net income  . . . . . . . . . . . . . . . . . . . . . .   $  11,575     $  10,246     $   11,476    $    8,307    $     8,059
                                                            =========     =========     ==========    ==========    ===========

PER SHARE DATA (2):
Primary:
  Income from continuing operations . . . . . . . . . . .   $    2.86     $    1.50     $      .56    $      .52    $       .90
  Income (loss) from discontinued
   operations . . . . . . . . . . . . . . . . . . . . . .       (1.75)         (.36)           .72           .41              -
                                                            ---------     ---------     ----------    ----------    -----------
  Net income  . . . . . . . . . . . . . . . . . . . . . .   $    1.11     $    1.14     $     1.28    $      .93    $       .90
                                                            =========     =========     ==========    ==========    ===========
Fully Diluted:
  Income from continuing operations . . . . . . . . . . .   $    2.71     $    1.50     $      .56    $      .52    $       .90
  Income (loss) from discontinued
          operations  . . . . . . . . . . . . . . . . . .       (1.64)         (.36)           .72           .41              -
                                                            ---------     ---------     ----------    ----------    -----------
  Net income    . . . . . . . . . . . . . . . . . . . . .   $    1.07     $    1.14     $     1.28    $      .93    $       .90
                                                            =========     =========     ==========    ==========    ===========
Supplemental:(3)
  Primary . . . . . . . . . . . . . . . . . . . . . . . .   $    2.69             -              -             -              -
  Fully diluted . . . . . . . . . . . . . . . . . . . . .   $    2.56             -              -             -              -

Weighted average shares outstanding
  Primary   . . . . . . . . . . . . . . . . . . . . . . .  10,095,945     9,016,546      8,985,158     8,938,782      8,983,892
  Fully diluted . . . . . . . . . . . . . . . . . . . . .  10,776,309     9,016,546      8,985,158     8,938,782      8,983,892

Cash dividends  . . . . . . . . . . . . . . . . . . . . .   $     .34     $     .30     $      .28    $      .26    $       .25
Stockholders' equity - year end . . . . . . . . . . . . .   $   12.60     $   10.67     $     9.83    $     8.89    $      8.71

                                                                                  Year Ended December 31,
                                                            -------------------------------------------------------------------
                                                                1993         1992          1991          1990            1989
                                                            ----------    ---------     ---------     ----------    -----------
                                                                      (dollars in thousands, except per share data)
BALANCE SHEET DATA - YEAR END:
  Loans - net . . . . . . . . . . . . . . . . . . . . . .   $  519,634    $ 504,503     $ 606,825     $  362,919    $   413,634
  Bonds - net . . . . . . . . . . . . . . . . . . . . . .      905,999      762,160       379,720        591,150        482,099
  Capitalized excess servicing income . . . . . . . . . .      113,192       72,062        53,942         47,153         26,927
  Deferred policy acquisition costs . . . . . . . . . . .       83,495       80,007        78,599         77,601         71,984
  Total assets  . . . . . . . . . . . . . . . . . . . . .    1,817,544    1,629,387     1,493,706      1,364,610      1,198,195
  Annuity reserves  . . . . . . . . . . . . . . . . . . .    1,294,983    1,147,555     1,014,649        875,346        790,786
  Notes payable:
    Current     . . . . . . . . . . . . . . . . . . .              500        1,420        25,447         11,524         15,184
    Long-term . . . . . . . . . . . . . . . . . . . . . .      155,000      205,430       175,000        205,447        169,332
  Total liabilities . . . . . . . . . . . . . . . . . . .    1,664,176    1,533,129     1,405,272      1,285,180      1,120,347
  Stockholders' equity  . . . . . . . . . . . . . . . . .      153,368       96,258        88,434         79,430         77,848

OTHER DATA:
  Mortgage operations
    Total loan originations . . . . . . . . . . . . . . .   $  545,229    $ 321,198    $  328,184     $  397,794    $   341,049
    Home equity loan originations . . . . . . . . . . . .      539,868      301,234       253,613        224,783        163,669
    Average home equity loan size . . . . . . . . . . . .           39           28            24             23             21
    Home equity loans serviced -
      year end  . . . . . . . . . . . . . . . . . . . . .    1,125,139      819,448       703,922        575,282        472,258
    Total loans serviced - year
      end       . . . . . . . . . . . . . . . . . . . . .    1,568,781    1,367,822     1,344,388      1,175,038        951,109
    Average coupon on home equity
      loans originated  . . . . . . . . . . . . . . . .          11.8%        13.4%           N/A            N/A            N/A
    Loan origination fees as % of home
      equity loans  . . . . . . . . . . . . . . . . . . .         7.0%         7.9%          8.2%           7.9%           8.0%
    Interest spread retained on home
      equity loans sold . . . . . . . . . . . . . . . . .        6.06%        4.56%         4.42%          4.01%          4.32%


  Insurance operations
    Annuity sales . . . . . . . . . . . . . . . . . . . .   $  207,682    $ 187,050    $  175,796     $  102,391    $   114,023
    Net interest spread on
      annuities   . . . . . . . . . . . . . . . . . . . .        2.20%        1.84%         1.88%          2.18%          2.43%
    Investment grade bonds as %
      of invested assets  . . . . . . . . . . . . . . . .        59.6%        54.3%         25.1%          45.5%          42.5%

- -------------------------

(1) On May 7, 1993, the Company announced its decision to dispose of the net assets and operations of Foster Mortgage Corporation ("FMC"), a wholly-owned subsidiary of the Company. The operations of FMC have been reclassified as discontinued operations and the prior years' financial statements of the Company included herewith have been restated accordingly.

        During the first quarter of 1993, the Company implemented the provisions of Financial Accounting Standards Board ("FASB") Statement Nos. 109 and 113 and, in connection therewith, elected to restate financial statements subsequent to 1989. Amounts prior to 1990 have not been restated for FASB Statement Nos. 109 or 113 and, therefore, the comparability of these amounts with later years may be affected. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Accounting Standards."

(2) All share and per share data have been adjusted to reflect prior stock dividends.

(3) Supplemental earnings per share from continuing operations have been adjusted to give effect to the December 21, 1993 sale of 1,000,000 shares of common stock and the use of the net proceeds derived therefrom to reduce the principal balance of debt outstanding under the Company's revolving credit facility as of the beginning of 1993.

                  SELECTED FINANCIAL INFORMATION BY SEGMENT

                                                                                Year Ended December 31,
                                                           --------------------------------------------------------------------
                                                               1993          1992          1991           1990          1989
                                                           -----------   -----------   -----------     ---------     ----------
                                                                                      (in thousands)
MORTGAGE
Income Statement Data:
Interest, charges and fees on loans . . . . . . . . . . .   $  44,797   $    35,003   $    36,174     $   33,029    $   30,300
Investment income . . . . . . . . . . . . . . . . . . . .       1,054           696         1,137            -              -
Loan sale gains . . . . . . . . . . . . . . . . . . . . .      59,220        29,679        15,571         14,636        11,422
Loan servicing income . . . . . . . . . . . . . . . . . .      15,568        15,284        12,108         10,289         7,577
                                                            ---------   -----------     ---------     ----------    ----------
Total revenues  . . . . . . . . . . . . . . . . . . . . .     120,639        80,662        64,990         57,954        49,299
Total expenses  . . . . . . . . . . . . . . . . . . . . .      74,344        56,661        60,592         54,406        41,667
                                                            ---------   -----------     ---------     ----------    ----------
Income from continuing operations
   before income taxes  . . . . . . . . . . . . . . . . .      46,295        24,001         4,398          3,548         7,632
                                                            ---------   -----------     ---------     ----------    ----------


INSURANCE
Income Statement Data:
Interest, charges and fees on loans . . . . . . . . . . .      45,561        51,396        51,584         32,399        29,108
Investment income . . . . . . . . . . . . . . . . . . . .      75,666        64,713        61,318         66,288        63,811
Net insurance premiums  . . . . . . . . . . . . . . . . .      43,119        33,795        42,195         42,745        44,009
Loan sale gains . . . . . . . . . . . . . . . . . . . . .         -           3,310            -           3,977           771
Loan servicing income . . . . . . . . . . . . . . . . . .         340           673         1,645          2,625         2,949
Investment gains (losses) . . . . . . . . . . . . . . . .         600         3,051         2,451           (335)        7,286
                                                            ---------   -----------     ---------     ----------    ----------
Total revenues. . . . . . . . . . . . . . . . . . . . . .     165,286       156,938       159,193        147,699       147,934
Total expenses. . . . . . . . . . . . . . . . . . . . . .     161,340       150,718       156,556        134,115       129,339
                                                            ---------   -----------     ---------     ----------    ----------
Income from continuing
     operations before income taxes . . . . . . . . . . .       3,946         6,220         2,637         13,584        18,595
                                                            ---------   -----------     ---------     ----------    ----------


OTHER OPERATIONS
Income (loss) from continuing
      operations before income taxes  . . . . . . . . . .        (275)       (1,339)       13,566            262             3

CORPORATE
Loss from continuing
   operations before income taxes . . . . . . . . . . . .      (5,812)       (5,958)      (10,315)        (9,654)      (14,084)


ELIMINATIONS. . . . . . . . . . . . . . . . . . . . . . .         218        (1,554)       (1,910)          (473)            -
                                                            ---------   -----------   -----------      ---------    ----------

CONSOLIDATED
Income from continuing operations
   before income taxes  . . . . . . . . . . . . . . . . .      44,372        21,370         8,376          7,267        12,146
Provision for income taxes  . . . . . . . . . . . . . . .      15,212         7,865         3,363          2,620         4,087
                                                            ---------   -----------    ----------     ----------   -----------
Income from continuing operations . . . . . . . . . . . .      29,160        13,505         5,013          4,647         8,059
Income (loss) from discontinued
   operations . . . . . . . . . . . . . . . . . . . . . .     (17,585)       (3,259)        6,463          3,660         -
                                                            ---------   -----------    ----------     ----------   -----------
Net income. . . . . . . . . . . . . . . . . . . . . . . .   $  11,575   $    10,246    $   11,476     $    8,307   $     8,059
                                                            =========   ===========    ==========     ==========   ===========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following analysis should be read in conjunction with the Company's financial statements and accompanying notes presented elsewhere herein.

OVERVIEW

         The table below sets forth income from continuing operations before income taxes for each of the Company's business segments and certain home equity loan data for the indicated periods:


                                                             Year Ended December 31,
                                                    -------------------------------------
                                                      1993          1992          1991
                                                    ----------     ---------   ----------
                                                             (dollars in thousands)
     Mortgage operations
       UC Lending   . . . . . . . . . . . . . . .   $  46,295      $ 24,001    $    4,398
     Insurance operations
       UC Life  . . . . . . . . . . . . . . . . .       2,635         5,465         2,077
       UG Title   . . . . . . . . . . . . . . . .       1,311           755           560
     Other operations   . . . . . . . . . . . . .        (275)       (1,339)       13,566
     Corporate  . . . . . . . . . . . . . . . . .      (5,812)       (5,958)      (10,315)
     Eliminations   . . . . . . . . . . . . . . .         218        (1,554)       (1,910)
                                                    ---------      --------    ----------
        Total   . . . . . . . . . . . . . . . . .   $  44,372      $ 21,370    $    8,376
                                                    =========      ========    ==========

     Home equity loan originations  . . . . . . .   $ 539,868      $301,234    $  253,613
     Home equity loans sold   . . . . . . . . . .     462,873       271,920       161,680
     Interest spread retained on home equity
        loans sold  . . . . . . . . . . . . . . .       6.06%         4.56%         4.42%

     The following summary identifies the major factors which influenced the results of operations of the Company's primary operating divisions during the indicated periods.

MORTGAGE OPERATIONS.

     Historically, the Company had either held the home equity loans it originated in its own portfolio or sold them to financial institutions. Since the fourth quarter of 1991, however, the secondary mortgage market's growing acceptance of mortgage-backed securities based on non-conventional home equity loans has allowed the Company to pool large numbers of loans for sale as mortgage- backed securities. In late 1991 and 1992, this was accomplished primarily through private placement transactions. In 1993, the Company began selling its loans in public securitization transactions through its own shelf registration statement. As a primary consequence of this process, the Company has realized an increase in the interest spread retained on loans sold from 4.56% in 1992, to 6.06% in 1993. The Company believes its securitization strategy improves its access to funding and thereby provides a distribution outlet sufficient to meet the Company's expanding home equity loan production. The Company's strategy for increasing home equity loan production includes continued geographic expansion, introduction of new loan products and wholesale originations and acquisitions including those from financial institutions through a recently developed program.

     Prior to July 1991, UC Lending originated commercial real estate loans for sale to UC Life. However, commercial real estate originations were generally terminated due to a change in UC Life's investment demand and lack of a secondary market for this product.

     The positive effect on income of the mortgage operations resulting from the wider interest margins retained on loans sold and the lower costs of funding loan originations has been partially offset by increases in the provision for loan losses and, in 1993, by the accrual of a $2.3 million estimated loss arising from the settlement of litigation.

     The Company's mortgage operations are interest rate sensitive and, therefore, fluctuations in and the level of interest rates can have a variety of effects on the Company's profitability. In particular, significant changes in interest rates may impact the volume of loan originations, and will influence the funding costs of such originations and the amount of gain recognized on loans sold in the secondary market. During periods of declining interest rates, such as have occurred in recent periods, the mortgage banking operations will generally experience an increase in profitability as the interest spread should widen both on loans held by the Company as an investment and on loans sold in the secondary market. Although historically a lower interest rate environment has not resulted in a significant increase in the level of prepayment of loans originated and serviced by the Company, a significant and sustained reduction in interest rates could cause prepayments to increase, and thereby result in a contraction of the amount of loans owned and serviced and an accelerated amortization of capitalized excess servicing income. Increased prepayments reduce the time period during which the Company receives excess servicing income and other servicing income with respect to prepaid loans. Increased amortization of capitalized excess servicing income is a current charge to earnings. In contrast, an increase in the level of interest rates for an extended period of time could adversely affect the profitability of the loan origination program by increasing the cost of funding and reducing the interest spread on loans retained and loans sold. If actual prepayments with respect to loans sold occur more slowly than estimated at the time of sale, total income would exceed previously estimated amounts; however, no adjustments would be made to capitalized excess servicing income on the Company's consolidated balance sheet as such income would be recognized prospectively. The Company began originating adjustable rate mortgage loans in 1993 and the effects of changes in interest rates discussed above should be less than with respect to fixed rate loans. (For further discussion of loan sale gains and capitalized excess servicing income see Note 1.3(d) to Notes to the Consolidated Financial Statements.)

INSURANCE OPERATIONS.

     Life and annuity products. UC Life has focused its efforts on increased annuity sales by expanding its distribution network through financial institutions and independent general agents. In 1993, annuity sales were $208 million, the largest annual production since 1982. The lower interest rate environment has also affected UC Life as investment yields declined thereby reducing the margin between the interest earned on invested assets and the interest credited on annuity contracts. The average spread on the annuity business was 1.88% and 1.84% in 1991 and 1992, respectively, and increased to 2.20% during 1993. Measures taken by UC Life to stabilize and improve this margin include the reduction in interest crediting rates on new and existing annuity contracts. Reductions in renewal crediting rates have been implemented without an adverse impact on surrender rates when compared to prior years. UC Life has also focused its efforts on improving the quality and liquidity of its investment portfolio. At December 31, 1993, the weighted average rating of the publicly traded bond portfolio was "AA", the assets allocated to investments in mortgage- backed securities were $597.7 million and the amount of non-investment grade publicly traded bonds in the portfolio was $10.5 million or 1.2% of the portfolio. UC Life's invested assets also include residential and commercial real estate mortgages originated and serviced by UC Lending; however, the percentage of assets invested in mortgage loans in recent years has been reduced primarily as the result of their disfavor with insurance regulatory authorities and rating agencies.

     The annuities sold by UC Life are monetary in nature and therefore sensitive to changes in the interest rate environment. Profitability of UC Life is directly affected by its ability to invest annuity premiums at yields above the interest crediting rates on the related policy liabilities. One of the primary financial objectives of UC Life is to effectively manage this interest spread over time in changing interest rate environments. This is accomplished in part by adjusting the interest crediting rate paid on its existing and new annuity policies. During periods of declining interest rates, the market value of UC Life's investments, primarily fixed maturity investments, increases; however, yields earned on investments made during such periods decline. In contrast, during periods of rising interest rates the market value of the investment portfolio declines and the risk of policy surrenders increases. An unanticipated increase in surrenders would impact the Company's liquidity, potentially requiring the sale of certain investments prior to their maturities, which may be at a loss.

     Title insurance products. The Company's title insurance unit, UG Title, expanded its operations during 1992 and, as of December 31, 1993, operated in 26 states. UG Title was originally formed in 1983 to complement the Company's mortgage operation; however, underwriting of affiliated transactions currently represents less than 5% of UG Title's business. This unit operates exclusively through approximately 675 independent agents. In 1993, UG Title began operations in California, which is the largest title insurance market in the United States.

OTHER OPERATIONS.

     With the exception of 1991, other operations have not been a material segment of the Company's operations. During 1991, earnings of the "Other" business units were enhanced by an asset purchase program through which the Company acquired at a discount approximately $190 million in aggregate outstanding principal amount of residential mortgage loans from financial institutions under conservatorship by the Resolution Trust Corporation ("RTC") or from the RTC as receiver of failed institutions. Substantially all of these loans were sold in 1991 generating loan sale gains of approximately $14.1 million. Because of a more competitive market, this opportunity was not available in 1992.

DISCONTINUED OPERATIONS

     On May 7, 1993, the Company announced its decision to dispose of the net assets of Foster Mortgage Corporation ("FMC"). The operations of FMC have been reclassified as discontinued operations and the prior years' financial statements of the Company have been restated accordingly.

     The assets of FMC were acquired by the Company in November of 1990. FMC was engaged in servicing residential mortgage loans for government and quasi-government agencies and private investors. Because the operations of FMC during 1990 cover only a two- month period, the following discussion focuses primarily on operations during 1992 and 1991.

     During late 1991 and throughout 1992, FMC experienced a significant reduction in its servicing portfolio as the result of mortgage refinancings caused by a dramatic and sustained decline in mortgage interest rates. Notwithstanding efforts to downsize operations to reduce expenses and to develop a correspondent loan origination program to replenish its portfolio, FMC experienced a net loss from operations of $3.3 million in 1992 compared to net income of $6.5 million in 1991, respectively.

     The principal sources of revenue for FMC were servicing fees, which approximated 0.50% of the average principal balance of loans serviced, and investment income earned on reinvesting funds borrowed under investment lines of credit. The average serviced portfolio during 1992 was $6.3 billion compared to $7.3 billion during 1991, resulting in a decrease of approximately $5.7 million in servicing income during 1992. The lower interest rate environment also negatively impacted investment yields causing a decrease in investment income of $1.3 million during 1992.

     The primary expense items of FMC were the amortization of purchased mortgage servicing rights and interest. The costs of acquiring mortgage servicing rights are capitalized and amortized in proportion to and over the period of estimated servicing income. Amortization of purchased mortgage servicing rights totaled $12.2 million and $9.7 million during 1992 and 1991, respectively. As the result of the significant increase in the level of prepayments and the sustained decline in mortgage interest rates, FMC accelerated the amortization of servicing rights during 1992. FMC was also required to pass through to the investors interest for the entire month on a loan which was paid off regardless of the date of payoff of the loan during such month; therefore, the significant increase in the level of prepayments experienced by FMC also caused an increase of $1.8 million in pool pass-through interest during 1992. Interest expense incurred by FMC relates to debt incurred in connection with the acquisition of its assets.

     The operating loss of FMC for the quarter ended March 31, 1993, was $1.5 million, net of tax benefit, and the estimated loss from disposal of FMC was
$16.1 million, net of tax benefit.   The Company does not believe that further
operating losses of FMC will be reflected in the Company's financial statements. As of November 30, 1993, the servicing rights owned by FMC, which constituted substantially all of its assets, were sold. On December 21, 1993, the institutional lenders under FMC's primary credit facility filed a petition in the U.S. bankruptcy court. FMC, as debtor in possession in the bankruptcy proceeding, intends to file a plan of liquidation providing for the disposal of FMC's remaining assets and distributions to FMC's creditors. In connection with such bankruptcy proceedings, certain payments previously received from FMC by the Company may be determined to be preferential, thereby requiring the refund of such payments. In addition certain amounts now owed by FMC to its creditors, including the Company, may be reduced. If the Company were required to refund such amounts or is unable to collect such amounts owed to it, the Company has estimated that the potential additional loss could range up to $2.7 million, net of income taxes. Further, the group of institutional lenders under FMC's primary credit facility have recently questioned the Company's computation and allocation between FMC and the Company of the income tax benefits relating to FMC's losses. FMC recorded a tax benefit of approximately $3.6 million equal to the refund of previously paid income taxes computed on a separate company income tax return basis. The Company has recorded a tax benefit of approximately $5 million from the disposal of its investment in the preferred stock of FMC. These institutional lenders have not yet specified the manner in which they contend the tax benefits should be computed and allocated. Management of the Company believes that its computation and allocation of the tax benefit is proper and that no additional amount is owed by the Company to FMC in this regard.

     FMC is in payment default under its primary credit facility and the outstanding principal balance of $43.7 million is due. The Company has not guaranteed any debt of FMC and believes, based upon advice of its counsel, that it has no responsibility for the obligations of FMC under such credit facility or (excluding potential consequences of the bankruptcy filing or potential additional payment for tax benefits as discussed above) for any other liabilities to FMC's lenders.



RESULTS OF OPERATIONS

     Prior years' financial statements have been restated to present FMC as discontinued operations. Discussed below are results of continuing operations for the periods presented and certain financial data by business segment for such periods.

  1993 COMPARED TO 1992

     The following table sets forth certain financial data for the periods indicated.

                                                                                  Year Ended December 31,
                                                                              ------------------------------
                                                                                  1993               1992
                                                                              -----------        -----------
                                                                                     (in thousands)
         Total revenues     . . . . . . . . . . . . . . . . . . . . . . . .   $   284,811        $   236,490
         Total expenses     . . . . . . . . . . . . . . . . . . . . . . . .       240,439            215,120
         Income from continuing operations
            before income taxes . . . . . . . . . . . . . . . . . . . . . .        44,372             21,370
         Income from continuing operations  . . . . . . . . . . . . . . . .        29,160             13,505

         The following table sets forth income from continuing operations before income taxes for each of the Company's business segments for the year ended December 31, 1993 and 1992.

                                                                      Year Ended December 31,
                                                              -------------------------------------
                                                                  1993                       1992
                                                              ---------                   ---------
                                                                           (in thousands)
         Mortgage operations  . . . . . . . . . . . . . .     $  46,295                   $  24,001
         Insurance operations . . . . . . . . . . . . . .         3,946                       6,220
         Other operations . . . . . . . . . . . . . . . .          (275)                     (1,339)
         Corporate  . . . . . . . . . . . . . . . . . . .        (5,812)                     (5,958)
         Elimination  . . . . . . . . . . . . . . . . . .           218                      (1,554)
                                                              ---------                   ---------
             Total  . . . . . . . . . . . . . . . . . . .     $  44,372                   $  21,370
                                                              =========                   =========

         Operating results were positively affected by higher loan sale gains, an increase in the spread earned on annuity products and lower borrowing costs and negatively impacted by higher loan loss provisions and the estimated settlement costs of litigation. By comparison to 1992, income from continuing operations for the mortgage division was increased by higher loan sale gains in 1993 and reduced by the $2.3 million accrual of legal settlement costs and an increase in the provision for loan losses. Earnings from insurance operations were positively affected in 1993 by a wider margin between the interest yield on investments and the interest crediting rates on the annuity products and an increase in title insurance premiums; however, losses incurred on bond investments and a probable loss associated with a previously terminated agreement with a third-party administrator of credit life insurance underwritten by UC Life offset the impact on earnings of these factors. In addition, earnings of the insurance division in 1992 were increased by a $3.3 million gain on the sale of loans.

         Revenues. The following table sets forth information regarding the components of the Company's revenues for the year ended December 31, 1993 and 1992.

                                                                                        Year Ended December 31,
                                                                                   ------------------------------
                                                                                      1993                  1992
                                                                                   ----------           ---------
                                                                                            (in thousands)
         Interest, charges and fees on loans  . . . . . . . . . . . . . .          $  95,975            $  92,584
         Investment income    . . . . . . . . . . . . . . . . . . . . . .             75,604               62,915
         Loan sale gains      . . . . . . . . . . . . . . . . . . . . . .             59,441               33,795
         Net insurance premiums . . . . . . . . . . . . . . . . . . . . .             43,119               33,475
         Loan servicing income  . . . . . . . . . . . . . . . . . . . . .             10,077               10,611
         Investment gains     . . . . . . . . . . . . . . . . . . . . . .                595                3,110
                                                                                   ---------            ---------
             Total            . . . . . . . . . . . . . . . . . . . . . .          $ 284,811            $ 236,490
                                                                                   =========            =========

         Interest, charges and fees on loans increased $3.4 million for 1993. This line item includes interest on mortgage loans owned by the mortgage and insurance divisions and loan origination fees earned by the mortgage division. Loan origination fees in excess of direct origination costs on loans held by the Company are recognized over the life of the loan or recognized at the time of sale on loans sold to third parties. During 1993 and 1992, the Company sold approximately $463 million and $272 million, respectively, in home equity loans and recognized approximately $18.9 million and $12.1 million, respectively, in net loan origination fees in connection with these sales. The average loan portfolio owned totaled approximately $487 million during 1993 compared to $540 million during 1992, due to an increased level of loan sales which, in turn, decreased mortgage loan interest. Other loan income includes primarily prepayment fees, late charges, and insurance commissions.

         The following table presents the composition of interest, charges and fees on loans.

                                               Year Ended December 31,
                                             --------------------------
                                               1993              1992
                                             -------           --------
                                                   (in thousands)
        Mortgage loan interest  . . . .     $ 51,763           $ 57,467
        Loan origination fees . . . . .       35,987             26,340
        Other loan income . . . . . . .        8,225              8,777
                                            --------           --------
           Total  . . . . . . . . . . .     $ 95,975           $ 92,584
                                            ========           ========

         The Company estimates that non-accrual loans reduced mortgage loan interest for 1993 and 1992 by approximately $9.5 million and $8.1 million, respectively. During 1993 the average amount of non-accrual loans owned by the Company was $31.7 million compared to approximately $31.6 million during 1992. In addition, the average balance of loans serviced for third parties which were on a non-accrual basis or in foreclosure was $43.4 million and $32.2 million during 1993 and 1992, respectively, representing 4.5% and 3.9%, respectively, of the average amount of loans serviced for third parties. The Company is generally obligated to advance interest on delinquent loans to the investor or holder of the mortgage-backed security, as the case may be, at the pass-through rate until satisfaction of the note, liquidation of the collateral or charge off of the delinquent loan. At December 31, 1993, the Company owned approximately $8.1 million of commercial loans which were on an accrual status, but which the Company considers as potential problem loans, compared to $13.8 million at December 31, 1992. The Company evaluates each of these commercial loans to estimate its risk of loss in the investment and provides for such loss through a charge to earnings.

         Investment income totaled $75.6 million on average investments of approximately $877 million for 1993 compared to investment income of $62.9 million on average investments of approximately $690 million during 1992. In addition to the impact on revenue of the increased asset base, investment income during 1993 was increased as the result of a reduction in the amount of funds invested in short term maturities when compared to 1992. At December 31, 1993, the fixed income portfolio totaled $906 million and was comprised principally of $598 million in investment grade mortgage-backed securities and $238 million in investment grade corporate bonds. At December 31, 1993, the weighted average rating of the publicly traded bond portfolio according to nationally recognized rating agencies was "AA".

         Net insurance premiums increased $9.3 million during 1993 compared to 1992. The increase in premium income is primarily the result of an increase of $13.5 million in title insurance premiums offset by a reduction in premiums earned on credit insurance products.

         Loan sale gains recognized by the Company's mortgage unit increased $29.5 million during 1993 over 1992. Loan sale gains approximate the present value over the estimated life of the loan of the difference between the contractual interest rates on the loans sold, over the sum of the pass-through rate paid to the buyer, a normal servicing fee, a trustee fee and a surety bond fee, if any, in mortgage-backed securitization transactions, and an estimate of future credit losses. The increase in amount of loan sale gains was due primarily to an increase in the excess servicing income retained by the Company (i.e., the stated interest rate on the loan less the pass-through rate and the normal servicing fee and other applicable recurring fees) and a $191 million increase in the amount of home equity loans sold. Interest spread retained by the Company on loans sold includes the normal servicing fee. The following table presents information regarding home equity loan sale transactions by the Company's mortgage subsidiary for the periods indicated.

                                                                  Year Ended December 31,
                                                                ---------------------------
                                                                   1993              1992
                                                                ---------         ---------
                                                                       (in thousands)
         Home equity loans sold . . . . . . . . . . . . . .     $ 462,873         $ 271,920
         Average coupon on home equity loans sold . . . . .        12.00%            13.69%
         Interest spread retained on home equity loans sold         6.06%             4.56%
         Home equity loan sale gains  . . . . . . . . . . .     $  59,220         $  29,679

         Historically, the Company has originated and sold portfolios of home equity loans on a whole loan basis to institutional investors or government-sponsored mortgage agencies or conduits and, during 1992, with the participation of one of these investors, securitized and publicly sold home equity loan pass-through certificates. In 1993, the Company began selling its loans in public securitization transactions through its own shelf registration statement. As a primary consequence of this process, the Company has realized an increase in the interest spread retained on home equity loans sold from 4.56% in 1992 to 6.06% in 1993.

         Loan servicing income declined in 1993 compared to 1992 as the result of higher amortization of prior loan sale gains partially offset by an increase in the amount of home equity loans serviced. The following table reflects the components of loan servicing income for the periods indicated.

                                                           Year Ended December 31,
                                                       ------------------------------
                                                           1993               1992
                                                       ----------          ----------
                                                              (in thousands)
        Servicing fees earned . . . . . . . . . . .    $  31,621           $  23,021
        Amortization of loan sale gains . . . . . .      (21,544)            (12,410)
                                                       ----------          ----------
             Total  . . . . . . . . . . . . . . . .    $  10,077           $  10,611
                                                       ==========          ==========

        Expenses. The following table presents the components of the Company's expenses for the periods indicated.

                                                          Year Ended December 31,
                                                       ----------------------------
                                                         1993                1992
                                                       --------            --------
                                                              (in thousands)
        Interest on annuity policies  . . . . . . .    $ 76,086            $ 77,268
        Personnel . . . . . . . . . . . . . . . . .      41,525              35,250
        Insurance commissions . . . . . . . . . . .      34,814              24,056
        Insurance benefits  . . . . . . . . . . . .      18,920              21,159
        Loan loss provision . . . . . . . . . . . .      17,343              10,027
        Interest  . . . . . . . . . . . . . . . . .      10,158              12,082
        Other operating . . . . . . . . . . . . . .      41,593              35,278
                                                       ---------           ---------
           Total  . . . . . . . . . . . . . . . . .    $240,439            $215,120
                                                       =========           =========

        Interest on annuity policies declined $1.2 million during 1993 compared to 1992. Due to the sustained lower interest rate environment, the average interest crediting rate on these annuity policies has been reduced which offset the impact of an increase in average annuity reserves of approximately $156 million during 1993 compared to 1992. In addition, by comparison with 1992, annuity surrenders declined during 1993 notwithstanding reductions in renewal crediting rates on these policies.

        Personnel expenses increased approximately $6.3 million primarily because of the costs associated with the geographic expansion of the Company's mortgage operations and incentive compensation paid in connection with loan originations.

        Insurance commissions for 1993 increased by approximately $10.8 million over commissions for 1992 primarily as the result of commissions associated with the increase in title policies written. Commissions paid on issuance of the Company's single premium deferred annuity products are generally capitalized as DPAC and amortized over the estimated life of the policy.
During 1993, the Company capitalized approximately $13.7 million in commissions paid on sales of annuities compared to $11.6 million during 1992. Amortization of commission expense on annuities capitalized in prior periods was $5.6 million during 1993, compared to $4.1 million during 1992.

        The Company's loan loss provision was $17.3 million and $10.0 million for 1993 and 1992, respectively. The increase in the provision resulted primarily from an increase in the amount of losses incurred in 1993 as the result of an increase in the number of properties placed in foreclosure and an increase in the average amount of loss per property sold.

        Interest expense for 1993 declined $1.9 million from 1992 primarily as the result of lower borrowing costs.

        Other operating expenses for 1993 were approximately $6.3 million higher than 1992. Included in other operating expenses is the $2.3 million accrual for the settlement of litigation and approximately $1.4 million in estimated loss recognized in connection with the previously terminated agreement to administer certain blocks of the Company's credit life business.

1992 COMPARED TO 1991

        As reflected below, earnings during 1992 from the Company's businesses improved substantially over 1991. The following table sets forth certain financial data for the periods indicated.



                                                     Year Ended December 31,
                                                   ----------------------------
                                                      1992               1991
                                                   --------           ---------
                                                          (in thousands)
        Total revenues  . . . . . . . . . . .     $ 236,490           $ 233,795
        Total expenses  . . . . . . . . . . .       215,120             225,419
        Income from continuing operations
           before income taxes  . . . . . . .        21,370               8,376
        Income from continuing operations . .        13,505               5,013

          The following table sets forth income from continuing operations before income taxes for each of the Company's business segments for 1992 and 1991.

                                                      Year Ended December 31,
                                                   ----------------------------
                                                     1992                1991
                                                   --------           ---------
                                                          (in thousands)
        Mortgage operations . . . . . . . . .      $ 24,001           $   4,398
        Insurance operations  . . . . . . . .         6,220               2,637
        Other operations  . . . . . . . . . .        (1,339)             13,566
        Corporate . . . . . . . . . . . . . .        (5,958)            (10,315)
        Elimination . . . . . . . . . . . . .        (1,554)             (1,910)
                                                   --------           ---------
           Total  . . . . . . . . . . . . . .      $ 21,370           $   8,376
                                                   ========           =========

         Increased loan production and loan sales were the primary reasons the Company's operating income before income taxes increased in 1992. During 1991, earnings of the "Other" business units were enhanced by an asset purchase program through which the Company acquired at a discount residential mortgage loans having an approximate outstanding aggregate principal balance of $190 million from financial institutions under conservatorship by the Resolution Trust Corporation ("RTC") or from the RTC as receiver of failed institutions. Substantially all of these loans were sold in 1991 generating loan sale gains of approximately $14.1 million. Because of a more competitive market, this opportunity was not available in 1992.

         Revenues. The following table sets forth information regarding the components of the Company's revenues for 1992 and 1991.

                                                     Year Ended December 31,
                                                  -----------------------------
                                                     1992                1991
                                                  ---------           ---------
                                                          (in thousands)
        Interest, charges and fees on loans .     $  92,584           $  90,169
        Investment income . . . . . . . . . .        62,915              60,223
        Net insurance premiums  . . . . . . .        33,795              42,195
        Loan sale gains . . . . . . . . . . .        33,475              29,627
        Loan servicing income . . . . . . . .        10,611               9,492
        Investment gains  . . . . . . . . . .         3,110               2,089
                                                  ---------           ---------
            Total . . . . . . . . . . . . . .     $ 236,490           $ 233,795
                                                  =========           =========

         The Company's average investment in mortgage loans and fixed income securities was $1.2 billion during 1992 reflecting an increase of approximately $70 million over 1991. Revenues generated from these assets consist principally of mortgage loan interest, which is included in interest, charges and fees on loans, and bond interest, which is included in investment income.

         Interest, charges and fees on loans increased $2.4 million in 1992. The Company's average loan portfolio was approximately $540 million during 1992 compared to $560 million during 1991. During 1992 and 1991, the Company sold approximately $272 million and $162 million, respectively, in home equity loans and recognized approximately $12.1 million and $8.8 million, respectively, in net loan origination fees in connection with these sales. In addition, net loan origination fees increased approximately $1.3 million in 1992 primarily as a result of an increase in loan production.

         The following table presents the composition of interest, charges and fees on loans for the periods indicated.

                                                     Year Ended December 31,
                                                   ---------------------------
                                                     1992               1991
                                                   --------           --------
                                                          (in thousands)
        Mortgage loan interest  . . . . . . .      $ 57,467           $ 61,454
        Loan origination fees . . . . . . . .        26,340             21,714
        Other loan income . . . . . . . . . .         8,777              7,001
                                                   --------           --------
             Total  . . . . . . . . . . . . .      $ 92,584           $ 90,169
                                                   ========           ========

         The Company estimates that non-accrual loans reduced mortgage loan interest during 1992 and 1991 by $8.1 million and $6.5 million, respectively. During 1992, the average amount of non-accrual loans owned by the Company was $31.6 million compared to approximately $25.0 million during 1991. In addition, the average balance of loans serviced for third parties by UC Lending which were on a non-accrual basis or in foreclosure was $32.2 million and $25.2 million during 1992 and 1991, respectively. At December 31, 1992, the Company owned approximately $13.8 million of commercial loans which were on an accrual status but which management has identified as requiring a higher level of monitoring and are considered as potential problem loans. The amount of loans considered as potential problem loans at December 31, 1991 was $9.2 million.

         Investment income increased $2.7 million during 1992 as the result of an increase in average investments to approximately $690 million for 1992 compared to average investments of approximately $595 million during 1991. The increase in investment income during 1992 was partially offset by a decrease in the average portfolio yield resulting from a lower interest rate environment. At December 31, 1992, the bond portfolio totaled $762 million and was comprised principally of $428 million in investment grade mortgage-backed securities and $245 million in investment grade corporate bonds. The amount of non-investment grade publicly traded corporate bonds in the portfolio was $24 million at December 31, 1992 compared with $51 million at year-end 1991. At December 31, 1992 the weighted average rating of the publicly traded bond portfolio according to nationally recognized rating agencies was "AA".

         Net insurance premiums declined $8.4 million during 1992. Net insurance premiums reflect revenues associated primarily with sales of credit insurance, pre-need funeral insurance and title insurance policies. The reduction in premium income is primarily the result of a de-emphasis of pre-need funeral insurance and credit insurance products by UC Life, while title insurance premiums generated by UG Title increased approximately $5.0 million. Premiums from sales of the Company's annuity contracts are not reported as revenue and related reserve increases are not reflected as expenses in the Company's income statement, but are reported in the balance sheet.
Sales of the Company's annuity products were $187 million during 1992 compared to $176 million during 1991.

         During 1992, the amount of home equity loans sold increased by $110 million, or 68.2%, and, in connection therewith, the Company recognized a $14.1 million, or 90.6%, increase in the amount of loan sale gains.

         The following table presents information regarding home equity loan sale transactions by the Company's mortgage subsidiary for the periods indicated.

                                                                      Year Ended December 31,
                                                                   -----------------------------
                                                                      1992               1991
                                                                   ---------           ---------
                                                                           (in thousands)
        Home equity loans sold  . . . . . . . . . . . . . . .      $ 271,920           $ 161,680
        Average coupon on home equity
           loans sold . . . . . . . . . . . . . . . . . . . .         13.69%              14.23%
        Interest spread retained on
           home equity loans sold . . . . . . . . . . . . . .          4.56%               4.42%
        Loan sale gains (mortgage division) . . . . . . . . .      $  29,679           $  15,571

During 1992, substantially all of the Company's loan sales were made to Cargill Financial Services Corporation. Included in loan sale gains during 1992 is approximately $4.3 million of proceeds received by the Company as the result of its participation in the securitization and public sale of home equity mortgage loan pass-through certificates.

         Loan servicing income increased $1.1 million in 1992. The prepayment rate of the portfolio of loans serviced by UC Lending did not respond to the general decline in mortgage interest rates. The average portfolio of loans serviced by UC Lending for third parties was $831 million and $802 million during 1992 and 1991, respectively.

         The following table reflects the components of loan servicing income for 1992 and 1991.

                                                     Year Ended December 31,
                                                   ----------------------------
                                                      1992               1991
                                                   --------           ---------
                                                          (in thousands)
        Servicing fees earned . . . . . . . .      $ 23,021           $  18,005
        Amortization of loan sale gains . . .       (12,410)             (8,513)
                                                   --------           ---------
           Total  . . . . . . . . . . . . . .      $ 10,611           $   9,492
                                                   ========           =========

         Investment gains increased $1 million in 1992. During 1992, the Company sold approximately $147 million in corporate bonds and approximately $106 million in bonds either matured or were called. Proceeds from these transactions were generally reinvested in investment grade mortgage-backed securities. At December 31, 1992, the net unrealized market gain on the bond portfolio was $9.0 million compared to $6.8 million at December 31, 1991.

         Expenses. The following table presents the components of the Company's expenses for 1992 and 1991.

                                                     Year Ended December 31,
                                                   ----------------------------
                                                      1992               1991
                                                   --------           ---------
                                                          (in thousands)
        Interest on annuity policies  . . . .      $ 77,268           $  75,230
        Personnel . . . . . . . . . . . . . .        35,250              36,074
        Insurance commissions . . . . . . . .        24,056              24,909
        Insurance benefits  . . . . . . . . .        21,159              27,255
        Loan loss provision . . . . . . . . .        10,027               9,850
        Interest  . . . . . . . . . . . . . .        12,082              17,679
        Other operating . . . . . . . . . . .        35,278              34,422
                                                   --------           ---------
           Total  . . . . . . . . . . . . . .      $215,120           $ 225,419
                                                   ========           =========

         Interest credited on annuity policies during 1992 increased $2.0 million, reflecting the impact of a $123 million increase in the average reserves for the Company's annuity policies, offset by lower crediting rates on this line of business. Due to the sustained lower interest rate environment, the Company reduced the crediting rates on certain annuity contracts. As a result, the Company was successful during 1992 in maintaining an interest margin between the average yields on invested assets and average crediting rates on annuity contracts comparable to the level earned during 1991 despite reduced investment yields.

         Personnel expenses declined approximately $.8 million in 1992, resulting primarily from a reduction in contributions to benefit and incentive plans.

         Insurance commissions declined $.8 million during 1992. Commissions paid on issuance of the Company's annuity products are generally capitalized as DPAC and amortized over the estimated life of the policy. During 1992, the Company capitalized approximately $11.6 million in commissions paid on sales of annuities compared to $10.0 million during 1991. Amortization of commission expense on annuities capitalized in prior periods was $4.1 million during 1992 compared to $5.0 million for 1991. Commission expense related to sales of title insurance policies was $8.8 million and $4.5 million during 1992 and 1991, respectively, reflecting increased sales in 1992.

         Interest expense during 1992 declined $5.6 million primarily as the result of lower borrowing costs and a $13 million decrease in the average balance of debt outstanding from $204 million in 1991 to $191 million in 1992.

         Other operating expenses for 1992 were approximately $ .9 million higher than in 1991 as the result of an increase in real estate expenses as well as in various general and administrative expenses.

FINANCIAL INFORMATION ON BUSINESS SEGMENTS

         The following tables reflect income from continuing operations before income taxes for each of the Company's business segments for the years ended December 31, 1993, 1992 and 1991.

                                                                      Year Ended December 31, 1993
                                              ---------------------------------------------------------------------------------
                                                                                                 Corporate,
                                                                Life             Title       Other Operations,
                                              Mortgage        Insurance        Insurance       & Eliminations        Total
                                              --------        ---------        ---------       --------------      ---------
                                                                             (in thousands)
Revenues:
   Interest, charges and fees on loans  .     $ 44,797        $  45,561        $                $    5,617          $  95,975
   Investment income  . . . . . . . . . .        1,054           74,994               672           (1,116)            75,604
   Net insurance premiums   . . . . . . .                        18,684            24,435                              43,119
   Loan sale gains  . . . . . . . . . . .       59,220                                                 221             59,441
   Loan servicing income  . . . . . . . .       15,568              340                             (5,831)            10,077
   Investment gains (losses)  . . . . . .                           600                                 (5)               595
                                              --------        ---------        ----------       ----------          ---------
      Total   . . . . . . . . . . . . . .      120,639          140,179            25,107           (1,114)           284,811
                                              --------        ---------        ----------       ----------          ---------

Expenses:
   Interest on annuity policies   . . . .                        76,086                                                76,086
   Personnel  . . . . . . . . . . . . . .       31,987            3,878               741            4,919             41,525
   Insurance commissions  . . . . . . . .                        13,185            20,893              736             34,814
   Insurance benefits   . . . . . . . . .                        18,200               720                              18,920
   Loan loss provision  . . . . . . . . .       12,349            4,994                                                17,343
   Interest   . . . . . . . . . . . . . .        4,315              628                              5,215             10,158
   Other operating  . . . . . . . . . . .       25,693           20,573             1,442           (6,115)            41,593
                                              --------        ---------        ----------       ----------          ---------
      Total   . . . . . . . . . . . . . .       74,344          137,544            23,796            4,755            240,439
                                              --------        ---------        ----------       ----------          ---------

Income (loss) from continuing operations
   before income taxes  . . . . . . . . .     $ 46,295        $   2,635        $    1,311       $   (5,869)         $  44,372
                                              ========        =========        ==========       ==========          =========

                                                                      Year Ended December 31, 1992
                                              ---------------------------------------------------------------------------------
                                                                                                 Corporate,
                                                                Life             Title       Other Operations,
                                              Mortgage        Insurance        Insurance       & Eliminations        Total
                                              --------        ---------        ---------       --------------      ---------
                                                                            (in thousands)
Revenues:
   Interest, charges and fees on loans  .     $ 35,003        $  51,396                         $    6,185          $  92,584
   Investment income  . . . . . . . . . .          696           64,236        $      477           (2,494)            62,915
   Net insurance premiums   . . . . . . .                        22,860            10,935                              33,795
   Loan sale gains  . . . . . . . . . . .       29,679            3,310                                486             33,475
   Loan servicing income  . . . . . . . .       15,284              673                             (5,346)            10,611
   Investment gains   . . . . . . . . . .                         3,051                                 59              3,110
                                              --------        ---------        ----------       ----------          ---------
         Total  . . . . . . . . . . . . .       80,662          145,526            11,412           (1,110)           236,490
                                              --------        ---------        ----------       ----------          ---------

Expenses:
   Interest on annuity policies   . . . .                        77,268                                                77,268
   Personnel  . . . . . . . . . . . . . .       26,441            3,372               548            4,889             35,250
   Insurance commissions  . . . . . . . .                        14,328             8,773              955             24,056
   Insurance benefits   . . . . . . . . .                        20,843               316                              21,159
   Loan loss provision  . . . . . . . . .        5,152            4,875                                                10,027
   Interest   . . . . . . . . . . . . . .        3,995            1,197                              6,890             12,082
   Other operating  . . . . . . . . . . .       21,073           18,178             1,020           (4,993)            35,278
                                              --------        ---------        ----------       ----------          ---------
      Total   . . . . . . . . . . . . . .       56,661          140,061            10,657            7,741            215,120
                                              --------        ---------        ----------       ----------          ---------

Income (loss) from continuing operations
   before income taxes  . . . . . . . . .     $ 24,001        $   5,465        $      755       $   (8,851)         $  21,370
                                              ========        =========        ==========       ==========          =========

                                                                      Year Ended December 31, 1991
                                              ------------------------------------------------------------------------------
                                                                                                 Corporate,
                                                                Life             Title       Other Operations,
                                              Mortgage        Insurance        Insurance       & Eliminations        Total
                                              --------        ---------        ---------       --------------      ---------
                                                                            (in thousands)
Revenues:
   Interest, charges and fees on loans  .     $ 36,174        $  51,585                         $    2,410          $  90,169
   Investment income  . . . . . . . . . .        1,137           60,834        $      483           (2,231)            60,223
   Net insurance premiums   . . . . . . .                        36,269             5,926                              42,195
   Loan sale gains  . . . . . . . . . . .       15,571                                              14,056             29,627
   Loan servicing income  . . . . . . . .       12,108            1,645                             (4,261)             9,492
   Investment gains (losses)  . . . . . .                         2,451                               (362)             2,089
                                              --------        ---------        ----------       ----------          ---------
      Total   . . . . . . . . . . . . . .       64,990          152,784             6,409            9,612            233,795
                                              --------        ---------        ----------       ----------          ---------

Expenses:
   Interest on annuity policies   . . . .                        75,230                                                75,230
   Personnel  . . . . . . . . . . . . . .       24,890            3,592               492            7,100             36,074
   Insurance commissions  . . . . . . . .                        23,127             4,504           (2,722)            24,909
   Insurance benefits   . . . . . . . . .                        27,003               252                              27,255
   Loan loss provision  . . . . . . . . .        5,050            4,800                                                 9,850
   Interest   . . . . . . . . . . . . . .        6,930            1,602                              9,147             17,679
   Other operating  . . . . . . . . . . .       23,722           15,353               601           (5,254)            34,422
                                              --------        ---------        ----------       ----------          ---------
      Total   . . . . . . . . . . . . . .       60,592          150,707             5,849            8,271            225,419
                                              --------        ---------        ----------       ----------          ---------

Income from continuing operations
     before income taxes  . . . . . . . .     $  4,398        $   2,077        $      560       $    1,341          $   8,376
                                              ========        =========        ==========       ==========          =========


MORTGAGE RESULTS OF OPERATIONS

         The following tables reflect results of operations and selected financial data for the indicated periods for the Company's mortgage operations.

                                                              Year Ended December 31,
                                                     -------------------------------------
                                                       1993          1992          1991
                                                     ---------    ----------    ----------
                                                               (in thousands)
     Revenues:
       Loan sale gains  . . . . . . . . . . . . . .   $ 59,220     $ 29,679      $ 15,571
       Loan fees  . . . . . . . . . . . . . . . . .     35,987       26,340        21,714
       Loan servicing income  . . . . . . . . . . .     15,568       15,284        12,108
       Other  . . . . . . . . . . . . . . . . . . .      9,864        9,359        15,597
                                                      --------     --------      --------
           Total    . . . . . . . . . . . . . . . .    120,639       80,662        64,990
                                                      --------     --------      --------

     Expenses   . . . . . . . . . . . . . . . . . .     74,344       56,661        60,592
                                                      --------     --------      --------
     Income from operations before taxes  . . . . .   $ 46,295     $ 24,001      $  4,398
                                                      ========     ========      ========

                                                            Year Ended December 31,
                                                  ----------------------------------------
                                                       1993          1992          1991
                                                  ------------  ------------ -------------
                                                            (dollars in thousands)
     Selected Mortgage Financial Data
     Home Equity Originations:
       Loan originations  . . . . . . . . . . .    $  539,868    $  301,234    $ 253,613
       Number of loans originated   . . . . . .        13,857        10,689       10,710
       Average loan origination amount  . . . .    $       39    $       28    $      24

     Home Equity Loan Sales:
       Loan sales   . . . . . . . . . . . . . .    $  462,873    $  271,920    $ 161,680
       Loan sale gains  . . . . . . . . . . . .        59,220        29,679       15,571
       Interest spread retained on loans sold           6.06%         4.56%        4.42%

     Loan Servicing:
       Total home equity portfolio (year end)      $1,125,139    $  819,448    $ 703,922
       Total loan portfolio (year end)  . . . .     1,568,781     1,367,822    1,344,388
       Loans 30+ days past due (year end)   . .       116,013       104,713      103,264
       Loan servicing income  . . . . . . . . .        15,568        15,284       12,108

INSURANCE RESULTS OF OPERATIONS

         The following tables reflect results of operations and selected financial data for the respective periods for the Company's insurance operations.

                                                            Year Ended December 31,
                                                     -------------------------------------
                                                       1993          1992          1991
                                                     ---------    ----------    ----------
                                                                (in thousands)
     Revenues:
       Investment income  . . . . . . . . . . . .  $   75,666     $   64,713    $   61,317
       Interest on loans  . . . . . . . . . . . . .    45,561         51,396        51,585
       Title insurance premiums   . . . . . . . . .    24,435         10,935         5,926
       Life insurance premiums  . . . . . . . . . .    18,684         22,860        36,269
       Other  . . . . . . . . . . . . . . . . . . .       940          7,034         4,096
                                                    ---------     ----------    ----------
           Total  . . . . . . . . . . . . . . . . .   165,286        156,938       159,193
                                                    ---------     ----------    ----------

     Expenses   . . . . . . . . . . . . . . . . . .   161,340        150,718       156,556
                                                    ---------     ----------    ----------
     Income from operations
        before income taxes   . . . . . . . . . .  $    3,946     $    6,220    $    2,637
                                                   ==========     ==========    ==========

                                                            Year Ended December 31,
                                                  ----------------------------------------
                                                       1993          1992          1991
                                                  ------------  ------------ -------------
     Selected Insurance Financial Data                       (dollars in thousands)
     Annuities:
       Annuity sales  . . . . . . . . . . . . .    $   207,682    $  187,050   $   175,796
       Annuity reserves   . . . . . . . . . . .      1,294,983     1,147,555     1,014,649
       Net interest spread on annuities   . . .          2.20%         1.84%         1.88%

     Investments:
       Investment and mortgage loan income  . .    $   121,227    $  116,109   $   112,902
       Net increase in invested assets  . . . .        175,872        96,705       122,968

     Title insurance:
       Title insurance premiums . . . . . . . .    $    24,435    $   10,935   $     5,926

ASSET QUALITY AND RESERVES

         The quality of the Company's loan and bond portfolios and of the loan portfolio serviced for third parties significantly affects the profitability of the Company. The values of and markets for these assets are dependent on a number of factors, including general economic conditions, interest rates and governmental regulations. Adverse changes in such factors, which become more pronounced in periods of economic decline, may affect the quality of these assets and the Company's resulting ability to sell these assets for acceptable prices. General economic deterioration can result in increased delinquencies on existing loans, reductions in collateral values and declines in the value of investments resulting from a reduced capacity of issuers to repay the bonds.

         Loans. Substantially all of the loans owned by the Company were originated by UC Lending. The Company's loan portfolio at December 31, 1993 was comprised primarily of $320 million in home equity loans and $191 million in commercial loans. In connection with its origination of home equity loans, the Company relies on thorough underwriting and credit review procedures by UC Lending, a mortgage on the borrower's residence and, in some cases, other security, and, in its retail origination program, close personal contact with borrowers through its branch office system to manage credit risk on its loans. In addition to servicing the loans owned by the Company, UC Lending serviced approximately $1.1 billion in loans for third parties at December 31, 1993.
The Company is subject to risk of loss on loans in its owned portfolio and for loans sold under certain loan sale agreements that provide limited recourse against the Company. Such recourse relates to credit losses which may occur after the sale of the loans and continues while the loans remain outstanding. The Company is also obligated to repurchase or replace loans which may be determined after the sale to violate representations and warranties relating to them and which are made by the Company at the time of the sale. The Company regularly evaluates the quality of the loan portfolio and estimates its risk of loss based upon historical loss experience, prevailing economic conditions, estimated collateral value and such other factors which, in management's judgment, are relevant in estimating the credit risk in owned and/or serviced
loans.   Estimated losses on the owned portfolio are provided for by an increase in the allowance for loan losses through a charge to current operating income. For loans sold with limited recourse, the Company reduces the amount of gain recognized on the sale by the estimated amount of credit losses, subject to the recourse limitation provisions of the loan sale agreements, and records such amount on its balance sheet in the allowance for loss on loans serviced. The Company's maximum contingent liability associated with such sales of home equity loans according to terms of the loan sale agreements totaled approximately $121 million; however, the Company's estimate of its losses, based on historical loan loss experience, was approximately $12.9 million at December 31, 1993, and is recorded in the Company's allowance for loss on loans serviced. Should credit losses on loans sold with limited recourse materially exceed the Company's estimates for such losses, such consequence will have a material adverse impact on the Company's operations. For additional information, see Note 2.3 of Notes to Consolidated Financial Statements.

         At December 31, 1993, the contractual balance of loans serviced by UC Lending was approximately $1.6 billion comprised of approximately $503 million serviced for the Company and approximately $1.1 billion serviced for investors. The geographic distribution of this portfolio by state and by loan category was as follows at December 31, 1993:

                                                                                                                       Percent
         State                                     Home Equity   Commercial    Conventional    Consumer      Total     of Total
                                                  ------------   ----------    ------------   ---------   ----------- ---------
                                                                              (dollars in thousands)
         Florida  . . . . . . . . . . . . . . .   $    165,651   $   98,266    $    10,812    $   19    $   274,748      17.5%
         Louisiana  . . . . . . . . . . . . . .        122,605       16,993         48,675        29        188,302      12.0
         Ohio . . . . . . . . . . . . . . . . .        131,683        6,159          2,256         -        140,098       8.9
         Tennessee  . . . . . . . . . . . . . .        100,881       23,672          6,373         9        130,935       8.3
         Alabama  . . . . . . . . . . . . . . .        103,258       13,588          6,130         4        122,980       7.8
         Georgia  . . . . . . . . . . . . . . .         62,777       53,431          3,466        12        119,686       7.6
         North Carolina . . . . . . . . . . . .         98,318       16,817          1,982         -        117,117       7.5
         Virginia . . . . . . . . . . . . . . .         42,758       23,989          3,324         -         70,071       4.5
         Indiana  . . . . . . . . . . . . . . .         52,526        3,723          1,776         -         58,025       3.7
         South Carolina . . . . . . . . . . . .         52,774        1,553          1,683         -         56,010       3.6
         Mississippi  . . . . . . . . . . . . .         29,472        7,762          1,044        14         38,292       2.4
         Other States . . . . . . . . . . . . .        162,436       79,412         10,668         1        252,517      16.2
                                                  ------------   ----------    -----------    ------    -----------     -----
              Total . . . . . . . . . . . . . .   $  1,125,139   $  345,365    $    98,189    $   88    $ 1,568,781     100.0%
                                                  ============   ==========    ===========    ======    ===========     =====

         The following table provides a summary of loans owned and/or serviced by UC Lending which are past due 30 days or more, foreclosed properties and loans charged off as of the dates indicated.

                                                                                 Foreclosed Properties
                                                                                -----------------------
                                       Contractual   Delinquencies               Owned     Serviced for                 % of
                                         Balance      Contractual    % of        by the    Third Party     Net Loans   Average
Period Ended                             of Loans       Balance     Amount      Company     Investors     Charged Off   Loans
- ------------                           ---------------------------------------------------------------------------------------
                                                                        (dollars in thousands)
December 31, 1993
- -----------------
Home equity . . . . . . . . . . . .    $ 1,125,139     $   92,974    8.26%    $   17,014   $   8,355      $  8,548     0.880%
Commercial  . . . . . . . . . . . .        345,365         19,292    5.59%        20,871       9,275         3,579     0.950%
Conventional  . . . . . . . . . . .         98,189          3,730    3.80%           148        -              112     0.090%
Consumer  . . . . . . . . . . . . .             88             17      -            -           -              (35)       -
                                       -----------     ----------             ----------   ---------      ---------
     Total  . . . . . . . . . . . .    $ 1,568,781     $  116,013    7.40%    $   38,033   $  17,630      $ 12,204
                                       ===========     ==========             ==========   =========      =========

December 31, 1992
- -----------------
Home equity . . . . . . . . . . . .    $   819,448     $   71,762    8.76%    $   13,092   $   7,244      $  4,498      .590%
Commercial  . . . . . . . . . . . .        404,857         29,954    7.40%        20,976       7,338         4,805     1.138%
Conventional  . . . . . . . . . . .        143,311          2,933    2.05%           291       -                 4     -
Consumer  . . . . . . . . . . . . .            206             64    -             -           -                82     2.855%
                                       -----------     ----------             ----------   ---------      ---------
     Total  . . . . . . . . . . . .    $ 1,367,822     $  104,713    7.66%    $   34,359   $  14,582      $  9,389
                                       ===========     ==========             ==========   =========      =========

December 31, 1991
- -----------------
Home equity . . . . . . . . . . . .    $   703,922     $   66,570    9.46%    $   13,963   $   6,908      $  2,595     0.406%
Commercial  . . . . . . . . . . . .        439,600         30,115    6.85%        23,678       1,757         2,753     0.634%
Conventional  . . . . . . . . . . .        195,328          5,928    3.03%         -           -               -         -
Consumer  . . . . . . . . . . . . .          5,538            651   11.76%         -           -               271     2.848%
                                       -----------     ----------             ----------   ---------      ---------
     Total  . . . . . . . . . . . .    $ 1,344,388     $  103,264    7.68%    $   37,641   $   8,665      $  5,619
                                       ===========     ==========             ==========   =========      =========



         During 1992 and continuing into 1993, management placed additional emphasis on reducing the level of non-earning assets owned and/or serviced by focusing on expediting the foreclosure process. As the result of both being more aggressive in liquidating foreclosed property and incurring a higher incidence of loss on properties sold, the Company experienced a higher level of charge- offs in 1992 and 1993 compared to prior years. The above delinquency and loan loss experience represents the Company's recent experience. However, the delinquency, foreclosure and net loss percentages may be affected by the increase in the size and relative lack of seasoning of the portfolio. As a result, the information in the above tables should not be considered as a basis for assessing the likelihood, amount or severity of delinquencies or losses in the future on home equity loans and no assurance can be given that the delinquency and loss experience presented in the tables will be indicative of such experience on home equity loans.

         A summary analysis of the changes in the Company's allowance for loan losses for the indicated periods is as follows.


                                                             Year Ended December 31,
                                                     -------------------------------------
                                                       1993          1992          1991
                                                     ---------    ----------    ----------
                                                                (in thousands)
     Balance at beginning of year   . . . . . . .  $    15,842    $   15,962    $   10,472

     Loans charged to allowance
        Home equity   . . . . . . . . . . . . . . .     (9,114)       (5,511)       (3,487)
        Commercial  . . . . . . . . . . . . . . . .     (3,579)       (4,805)       (2,753)
        Conventional  . . . . . . . . . . . . . . .       (128)           (4)           (6)
        Consumer  . . . . . . . . . . . . . . . . .        (14)         (154)         (321)
                                                    ----------    ----------    ----------
            Total   . . . . . . . . . . . . . . . .    (12,835)      (10,474)       (6,567)
     Recoveries on loans previously
        charged to allowance  . . . . . . . . . . .        631         1,085           948
                                                    ----------    ----------    ----------
     Net loans charged off  . . . . . . . . . . . .    (12,204)      ( 9,389)       (5,619)

     Loan loss provisions   . . . . . . . . . . . .     17,343        10,027         9,850
     Reserve reclassification   . . . . . . . . .           36         ( 758)        1,259
                                                   -----------    ----------    ----------
     Balance at end of year   . . . . . . . . . .  $    21,017    $   15,842    $   15,962
                                                   ===========    ==========    ==========

     Specific reserves  . . . . . . . . . . . . .  $     8,500    $    7,067    $    7,268
     Unallocated reserves   . . . . . . . . . . .       12,517         8,775         8,694
                                                   -----------    ----------    ----------
     Total reserves   . . . . . . . . . . . . . .  $    21,017    $   15,842    $   15,962
                                                   ===========    ==========    ==========

         Specific reserves are provided for foreclosures in which the carrying value of the loan exceeds the market value of the collateral. Unallocated reserves are provided for loans not in foreclosure and are calculated primarily using objective measurement techniques. Unallocated reserves also include reserves for active loans which have been modified or indicate potential problems as well as reserves for a $32.5 million subordinated position the Company acquired in connection with the securitization and sale of approximately $230 million in commercial real estate mortgage loans in 1990.
At December 31, 1993, the Company owned $38 million of property acquired in settlement of loans, excluding the specific reserves attributed to these properties. These balances are included in the loans owned by the Company.
The specific reserve in the table above is provided to reduce the carrying value of these properties to their market value.

         A summary of the amounts provided by the Company for future credit losses on loans and foreclosed properties owned by the Company and loans sold with recourse as of the dates indicated is as follows:

                                                               Year Ended December 31,
                                                       ------------------------------------
                                                          1993         1992          1991
                                                       ---------    ---------     ---------
                                                                  (in thousands)
Allowance for loan losses
     (Applicable to loans and foreclosed properties
     owned by the Company)  . . . . . . . . . . . .  $    21,017    $  15,842     $  15,962

Allowance for loss on loans serviced
     (Applicable to loans
     sold with recourse)  . . . . . . . . . . . . .       12,938        7,015         3,737
                                                     -----------    ---------     ---------
          Total   . . . . . . . . . . . . . . . . .  $    33,955    $  22,857     $  19,699
                                                     ===========    =========     =========

         As of December 31, 1993, approximately $777 million of home equity loans sold were serviced by UC Lending under agreements which provide limited recourse for credit losses ("loans sold with recourse"). The Company's maximum contingent liability associated with such sales of home equity loans according to terms of the loan sale agreements totaled approximately $121 million; however, the Company's estimate of its losses, based on historical loan loss experience, was approximately $12.9 million at December 31, 1993 and is recorded in the Company's Allowance for loss on loans serviced. Should credit losses on loans sold with limited recourse materially exceed the Company's estimate for such losses, such consequence will have a material adverse impact on the Company's operations.

         Bonds. Investment purchases are made with the intention of holding fixed income securities until maturity. Securities are generally carried at cost adjusted for discount accretion and premium amortization. At December 31, 1993 and 1992, the carrying value of the Company's bond portfolio was $906 million and $762 million, respectively. At December 31, 1993, the bond portfolio was comprised of fixed income securities consisting primarily of $597.7 million in mortgage-backed securities and $248.1 million in corporate bonds. At December 31, 1993, the market value of the bond portfolio was $937.5 million, including unrealized gains of $34.4 million and unrealized losses of $2.9 million reflecting a net unrealized gain of $31.5 million compared to a net unrealized gain of $9.0 million at December 31, 1992. Market value for substantially all of the Company's investment portfolio is generally determined from quoted prices for publicly traded securities; however, certain securities may trade infrequently or not at all. Therefore, quoted prices may not be representative of the market value of these securities.

         At December 31, 1993, the Company owned publicly traded corporate bonds classified as non-investment grade securities having a cost basis of approximately $10.5 million. The indicated market value of these non-investment grade bonds at December 31, 1993 was $10.8 million. These bonds generally provide higher average yields than investment grade securities, but at potentially greater risk. These securities generally are unsecured, are more sensitive to adverse economic conditions and are more thinly traded than investment grade bonds. Issuers of these securities may be more vulnerable to current market factors including restricted credit availability.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal cash requirements consist of funding loan originations in its mortgage operations and the payment of policyholder claims and surrenders incurred in its insurance operations. The Company's mortgage operations require continued access to short-and long-term sources of debt financing and the sale of loans to UC Life and the sale of loans and asset-backed securities in the secondary market; whereas liquidity requirements for the Company's insurance operations are generally met by funds provided from the sale of annuities and cash flow from its investment in fixed income securities and mortgage loans. The Company's net cash flow from financing activities in 1993 reflects the sale by the Company in December, 1993 of $32 million in common stock and in June, 1993 of $20 million of convertible preferred stock to augment its capital. The proceeds from these transactions were used by the Company to reduce the amount outstanding under the Company's $200 million revolving credit agreement. Pursuant to its terms, all of the preferred stock was converted into common stock.

         The following discussion reflects the primary sources of liquidity and capital for each of the Company's primary operating divisions.

         UC Lending. The principal cash requirements of the Company's mortgage operations arise from loan originations, repayments of inter-company debt borrowed by the Company under its $200 million revolving credit facility, payments of operating and interest expenses, loan repurchases under recourse obligations and deposits to reserve accounts related to loan sale transactions. Loan originations are initially funded principally through the Company's $200 million revolving credit facility and short-term bank facilities pending loan sales to UC Life and in the secondary market. Substantially all of the loans originated by UC Lending are sold. Net cash used by investing activities of the Company in 1993 and 1992 reflects approximately $600 million and $346 million, respectively, in cash used for loan originations. This use was funded primarily from the reinvestment of proceeds from the sale of loans in the secondary market totaling approximately $464 million and $344 million in 1993 and 1992, respectively. In connection with the loan sale transactions in the secondary market in 1992 and 1993, surety bonds and cash deposits were provided by the Company as credit enhancements. The loan sale transactions required the subordination of certain cash flows payable to UC Lending to the payment of scheduled principal and interest due to certificate holders. In connection with each transaction, UC Lending was required to fund an initial deposit, and thereafter, a portion of the amounts payable to UC Lending and its subsidiary from the excess interest spread is required to be placed and maintained in a reserve account to the extent of the subordination requirements. The subordination requirements generally provide that the excess interest spread is payable to the reserve account until a specified level of cash in excess of the initial deposit but less than the maximum subordination amount is accumulated therein. Excess interest spread payable to the Company is subject to being utilized first to replenish cash paid from the reserve account to fund shortfalls in collections from borrowers who default on the payment of principal or interest on the loans underlying the pass-through certificates issued until the total of the Company's deposits into the reserve account equal the maximum subordination amount. In connection with the issuance in 1993 of approximately $451 million in pass-through certificates, the aggregate subordination amounts were initially set at approximately $69.8 million. After the Company's deposits into the reserve account equal the maximum subordination amount for a transaction, the subordination of the related excess interest spread for these purposes is terminated. The excess interest spread required to be deposited and maintained in the respective reserve accounts will not be available to support the cash flow requirements of the Company. At December 31, 1993, the amounts on deposit in such reserve accounts totaled $27.7 million.

         Adequate credit facilities and other sources of funding, including the ability of the Company to sell loans in the secondary market and to UC Life, are essential for the continuation of the Company's loan origination operations. The Company's $200 million revolving credit facility has a committed term to December 31, 1995. The interest rate on such credit facility is based upon various floating rate indices as may be selected by the Company from time to time. There can be no assurance that the Company's present credit facilities will be available in the future on terms which the Company would consider favorable.

         UC Life. The principal cash requirements of UC Life consist of contractual obligations to policyholders, principally through policy claims and surrenders. The primary sources of funding these obligations, in addition to cash flow from investments, are the sale of annuities. Net cash flow from underwriting operations is used to build an investment portfolio, which in turn produces future cash flows from investment income and provides a secondary source of liquidity for this division. Net cash provided by operating activities of the insurance division in 1993 and 1992 was approximately $78 million and $69 million, respectively, resulting primarily from cash earnings on investments. The Company monitors available cash and cash equivalents to maintain adequate balances for current payments while maximizing cash available for longer term investment activities. The Company's financing activities in 1993 and 1992 reflect approximately $208 million and $187 million, respectively, in cash received from sales by UC Life of its annuity and interest sensitive products. As reflected in the net cash used by investing activities during 1993 and 1992, investment purchases were approximately $293 million and $631 million, respectively, reflecting the investment of these funds and the reinvestment of proceeds from maturities of investments as well as a decrease, primarily in 1992, in cash equivalents. Cash used by financing activities in 1993 and 1992, also reflects payments of $136 million and $131 million on annuities and interest sensitive products resulting from policyholder surrenders and claims. In response to the decline in interest rates in 1992 and 1993, the Company reduced the crediting rates on its annuity policies; however, in comparison with 1992, the percentage of annuities surrendered has declined during 1993 notwithstanding reductions in renewal crediting rates on these policies. UC Life's investments at December 31, 1993, included approximately $463 million in residential and commercial mortgage loans, $315 million in corporate and government bonds and private debt placements and $597 million in mortgage-backed securities. The investment portfolio is also managed to provide a secondary source of liquidity as investments can be sold, if necessary, to fund abnormal levels of policy surrenders, claims and expenses. An unanticipated increase in surrenders would impact the Company's liquidity, potentially requiring the sale of certain assets, such as bonds and loans prior to their maturities, which may be at a loss.

         Reserves for annuity policies comprise the primary liabilities of UC Life. The Company believes it has established adequate reserves on these products as well as on its other insurance products. The effective life of these liabilities is influenced by a number of factors, including interest rates, surrender penalties, ratings, public confidence in the insurance industry generally, and in the Company specifically, governmental regulations and tax laws. The Company employs an actuarial model to measure the interest rate sensitivity of these liabilities to assist in the selection of assets with appropriate characteristics.

         As a Louisiana domiciled insurance company, UC Life is subject to certain regulatory restrictions on the payment of dividends. UC Life has the capacity at December 31, 1993 to pay dividends of $8.5 million. UC Life did not pay any dividends to the Company during 1991, 1992 and 1993 in order to retain capital in UC Life.

         UG Title. Liquidity requirements for the Company's title insurance business are generally met from funds provided by the sale of title insurance policies and cash flow from its investment portfolio. UG Title's investments at December 31, 1993 included approximately $1.9 million in residential mortgage loans and $3.9 million in U.S. government and agency securities. An unanticipated increase in policy claims would impact UG Title's liquidity, potentially requiring the sale of its investments prior to their maturities, which may be at a loss. The principal liability of UG Title is the loss reserve established for title policy claims.

ACCOUNTING STANDARDS

         The financial statements included herewith have been restated to reflect the implementation during the first quarter of 1993 of Statements of Financial Accounting Standards Nos. 109 and 113 ("SFAS 109" and "SFAS 113," respectively) issued by the Financial Accounting Standards Board ("FASB").

         Under the provisions of SFAS 109, "Accounting for Income Taxes," deferred income taxes are recognized using the liability method whereby enacted statutory rates are applied to cumulative temporary differences based on when and how they are expected to affect the tax return. Implementation of the provisions of SFAS 109 did not have a material effect on each of the three years ended December 31, 1993; however, adoption of SFAS 109 resulted in a $2.8 million increase in the Company's deferred income tax liability and a $2.8 million decrease in its retained earnings at December 31, 1989.

         The provisions of SFAS 113 revised the method of reporting reinsurance contracts by a ceding enterprise. Prior to implementation of SFAS 113, the Company reported reinsurance receivables net of the related reserve liabilities. As the result of application of the provisions of SFAS 113, these assets and liabilities are required to be reported gross, and, therefore, for comparative purposes, the Company has elected to restate prior years financial statements. Implementation of the provisions of SFAS 113 had no effect on previously reported net income.

         During the first quarter of 1993, the Company also implemented Statement of Financial Accounting Standards No. 106 ("SFAS 106"). Under SFAS 106, postretirement benefits are viewed as deferred compensation agreements whereby an employer agrees to provide future benefits in exchange for employees' current services. Prior to implementation of SFAS 106, the Company accounted for such benefits at the time of payment. In connection with its implementation of SFAS 106, the Company elected to amortize its prior liability for these benefits under the transition method. Amortization of such prior liability under the new rules did not and will not have a material effect on the Company's financial condition or the results of operations.

         In May 1993, the FASB issued Statement of Financial Accounting Standards No. 115 ("SFAS 115"), a pronouncement revising the method of accounting for certain investments in debt and equity securities which mandates certain standards under which securities are classified as "held-to-maturity" and carried at cost, adjusted for premium amortization and discount accretion. Securities not meeting these standards would be considered "trading securities" or "available for sale" and carried at market value. The Company generally carries its bonds at cost, adjusted for discount accretion and premium amortization, and recognizes gains and losses on such investments at the date of disposition. The Company provides for estimated default risk by establishing a reserve for bond losses through a charge to earnings. When a decline in market value of an investment is considered to be other than temporary, the Company provides a specific reserve on the investment through a charge to earnings. The provisions of SFAS 115 will require the Company to change the method used to account for certain of its bonds which may affect the timing of recognition of gains or losses for these securities. SFAS 115 is effective for fiscal years beginning after December 15, 1993. The Company is currently analyzing the investment portfolio to determine the appropriate security classifications under SFAS 115 and will implement its provisions in the first quarter of 1994. At December 31, 1993, the net unrealized gain on the Company's bonds was $31.5 million.

         In May 1993, the FASB issued Statement of Financial Accounting Standards No. 114 ("SFAS 114") which addresses the accounting by creditors for impairment of loans and specifies how allowances for credit losses related to certain loans should be determined. SFAS 114 also addresses the accounting by creditors for all loans that are restructured in a troubled debt restructuring involving modification of terms of a receivable. SFAS 114 is effective for financial statements for fiscal years beginning after December 15, 1994. The Company is reviewing the provisions of this pronouncement but has not yet determined the effect of its implementation on the Company's financial condition or results of operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.





INDEPENDENT AUDITORS' REPORT

To the Stockholders of
 United Companies Financial Corporation:

We have audited the accompanying consolidated balance sheets of United Companies Financial Corporation and its subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1993. Our audits also included the financial statement schedules listed in the Index at Item 14. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of United Companies Financial Corporation and its subsidiaries at December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1993 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.



Baton Rouge, Louisiana
February 18, 1994

            UNITED COMPANIES FINANCIAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                                 December 31,
                                                                  ------------------------------------------
                                                                        1993                    1992
                                                                  -------------------   --------------------
                                                                                (in thousands)

Assets

Cash and cash equivalents . . . . . . . . . . . . . . . . . . .       $     45,530            $     54,707
Temporary investments - reserve accounts  . . . . . . . . . . .             27,672                   7,627
Bonds - net . . . . . . . . . . . . . . . . . . . . . . . . . .            905,999                 762,160

Loans . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            542,633                 523,605
   Less: Allowance for loan losses  . . . . . . . . . . . . . .            (21,017)                (15,842)
         Unearned loan charges  . . . . . . . . . . . . . . . .             (1,982)                 (3,260)
                                                                      -------------           -------------
   Loans - net  . . . . . . . . . . . . . . . . . . . . . . . .            519,634                 504,503

Capitalized excess servicing income . . . . . . . . . . . . . .            113,192                  72,062
Deferred policy acquisition costs . . . . . . . . . . . . . . .             83,495                  80,007
Due from reinsurers . . . . . . . . . . . . . . . . . . . . . .             36,558                  37,716
Accrued interest and accounts receivable  . . . . . . . . . . .             30,266                  28,825
Property - net  . . . . . . . . . . . . . . . . . . . . . . . .             28,988                  30,933
Policy loans  . . . . . . . . . . . . . . . . . . . . . . . . .             19,633                  19,966
Net assets of discontinued operations . . . . . . . . . . . . .                 -                   23,087
Other assets  . . . . . . . . . . . . . . . . . . . . . . . . .              6,577                   7,794
                                                                      -------------           -------------
             Total assets   . . . . . . . . . . . . . . . . . .       $  1,817,544            $  1,629,387
                                                                      =============           =============

Liabilities and Stockholders' Equity

Annuity reserves  . . . . . . . . . . . . . . . . . . . . . . .       $  1,294,983            $  1,147,555
Notes payable:
   Current  . . . . . . . . . . . . . . . . . . . . . . . . . .                500                   1,420
   Long-term  . . . . . . . . . . . . . . . . . . . . . . . . .            155,000                 205,430
Policy benefit reserves . . . . . . . . . . . . . . . . . . . .            125,340                 126,386
Repurchase agreement  . . . . . . . . . . . . . . . . . . . . .             30,000                     -
Allowance for loss on loans serviced  . . . . . . . . . . . . .             12,938                   7,015
Unearned premium reserves . . . . . . . . . . . . . . . . . . .             10,260                  17,138
Deferred income taxes payable . . . . . . . . . . . . . . . . .              5,468                   8,996
Other liabilities . . . . . . . . . . . . . . . . . . . . . . .             29,687                  19,189
                                                                      -------------           -------------
             Total liabilities  . . . . . . . . . . . . . . . .          1,664,176               1,533,129
                                                                      =============           =============

Stockholders' equity:
   Common stock, $2 par value;
      Authorized - 20,000,000 shares;
      Issued - 12,684,858 and 9,364,666 shares  . . . . . . . .             25,370                  18,730
   Additional paid-in capital . . . . . . . . . . . . . . . . .             76,312                  31,461
   Retained earnings  . . . . . . . . . . . . . . . . . . . . .             59,988                  52,037
   Treasury stock and ESOP debt . . . . . . . . . . . . . . . .             (8,302)                 (5,970)
                                                                      -------------           -------------
   Total stockholders' equity . . . . . . . . . . . . . . . . .            153,368                  96,258
                                                                      -------------           -------------
           Total liabilities and stockholders' equity . . . . .       $  1,817,544            $  1,629,387
                                                                      =============           =============

                See notes to consolidated financial statements.

            UNITED COMPANIES FINANCIAL CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                                                                               Year Ended December 31,
                                                                        -------------------------------------
                                                                          1993          1992           1991
                                                                        --------      --------       --------
                                                                        (in thousands, except per share data)
Revenues:
   Interest, charges and fees on loans  . . . . . . . . . . . . . .      $ 95,975      $ 92,584      $ 90,169
   Investment income  . . . . . . . . . . . . . . . . . . . . . . .        75,604        62,915        60,223
   Loan sale gains  . . . . . . . . . . . . . . . . . . . . . . . .        59,441        33,475        29,627
   Net insurance premiums   . . . . . . . . . . . . . . . . . . . .        43,119        33,795        42,195
   Loan servicing income  . . . . . . . . . . . . . . . . . . . . .        10,077        10,611         9,492
   Investment gains   . . . . . . . . . . . . . . . . . . . . . . .           595         3,110         2,089
                                                                         ---------     ---------     ---------
      Total   . . . . . . . . . . . . . . . . . . . . . . . . . . .       284,811       236,490       233,795
                                                                         ---------     ---------     ---------

Expenses:
   Interest on annuity policies   . . . . . . . . . . . . . . . . .        76,086        77,268        75,230
   Personnel  . . . . . . . . . . . . . . . . . . . . . . . . . . .        41,525        35,250        36,074
   Insurance commissions  . . . . . . . . . . . . . . . . . . . . .        34,814        24,056        24,909
   Insurance benefits   . . . . . . . . . . . . . . . . . . . . . .        18,920        21,159        27,255
   Loan loss provision  . . . . . . . . . . . . . . . . . . . . . .        17,343        10,027         9,850
   Interest   . . . . . . . . . . . . . . . . . . . . . . . . . . .        10,158        12,082        17,679
   Other operating  . . . . . . . . . . . . . . . . . . . . . . . .        41,593        35,278        34,422
                                                                         ---------     ---------     ---------
      Total   . . . . . . . . . . . . . . . . . . . . . . . . . . .       240,439       215,120       225,419
                                                                         ---------     ---------     ---------

Income from continuing operations before
   income taxes   . . . . . . . . . . . . . . . . . . . . . . . . .        44,372        21,370         8,376

Provision for income taxes (benefit):
   Current  . . . . . . . . . . . . . . . . . . . . . . . . . . . .        18,739        11,767         3,094
   Deferred   . . . . . . . . . . . . . . . . . . . . . . . . . . .        (3,527)       (3,902)          269
                                                                         ---------     ---------     ---------
      Total   . . . . . . . . . . . . . . . . . . . . . . . . . . .        15,212         7,865         3,363
                                                                         ---------     ---------     ---------

Income from continuing operations . . . . . . . . . . . . . . . . .        29,160        13,505         5,013

Income (loss) from discontinued operations:
   Income (loss) from discontinued operations net
     of applicable income tax (benefit) of $(782),
     $(1,627) and $2,855, respectively  . . . . . . . . . . . . . .        (1,519)       (3,259)        6,463
   Loss on disposal of discontinued operations,
     including estimated operating losses during
     phaseout, less income tax benefit of $8,326  . . . . . . . . .       (16,066)          -              -
                                                                         ---------     ---------     ---------
   Total  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (17,585)       (3,259)        6,463
                                                                         ---------     ---------     ---------

Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $ 11,575      $ 10,246      $ 11,476
                                                                         =========     =========     =========

Per share data:
  Primary:
    Income from continuing operations . . . . . . . . . . . . . . .      $   2.86      $   1.50      $    .56
    Income (loss) from discontinued operations  . . . . . . . . . .         (1.75)         (.36)          .72
                                                                         ---------     ---------     ---------
   Net income   . . . . . . . . . . . . . . . . . . . . . . . . . .      $   1.11      $   1.14      $   1.28
                                                                         =========     =========     =========
  Fully diluted:
    Income from continuing operations . . . . . . . . . . . . . . .      $   2.71      $   1.50      $    .56
    Income (loss) from discontinued operations  . . . . . . . . . .         (1.64)         (.36)          .72
                                                                         ---------     ---------     ---------
   Net income   . . . . . . . . . . . . . . . . . . . . . . . . . .      $   1.07      $   1.14      $   1.28
                                                                         =========     =========     =========

                See notes to consolidated financial statements.

            UNITED COMPANIES FINANCIAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                           Year Ended December 31,
                                                                                     ------------------------------------
                                                                                       1993          1992         1991
                                                                                     --------      --------     ---------
                                                                                               (in thousands)
Cash flows from continuing operating activities:
   Income from continuing operations  . . . . . . . . . . . . . . . . . . . . .      $ 29,160      $ 13,505     $   5,013
   Adjustments to reconcile income from continuing operations to net cash provided by continuing operating activities:
        Increase in deferred policy acquisition costs  . . . . . . . . . . . .         (3,488)       (1,409)         (998)
        Decrease (increase) in due from reinsurers   . . . . . . . . . . . . .          1,158           884        (3,564)
        Decrease in policy loans   . . . . . . . . . . . . . . . . . . . . . .            333           532         2,271
        Decrease (increase) in accrued interest and accounts receivable  . . .         (3,397)       (4,097)          451
        Decrease (increase) in other assets  . . . . . . . . . . . . . . . . .         (1,259)          885         2,569
        Increase (decrease) in policy benefit reserves   . . . . . . . . . . .         (1,046)         (254)        4,907
        Interest on annuity policies   . . . . . . . . . . . . . . . . . . . .         76,086        77,268        75,230
        Decrease in unearned premium reserves  . . . . . . . . . . . . . . . .         (6,878)      (10,549)       (5,890)
        Deferred income taxes  . . . . . . . . . . . . . . . . . . . . . . . .         (3,527)       (3,902)          269
        Increase (decrease) in other liabilities   . . . . . . . . . . . . . .         18,895          (909)       (4,645)
        Loan loss provision  . . . . . . . . . . . . . . . . . . . . . . . . .         17,343        10,027         9,850
        Amortization and depreciation  . . . . . . . . . . . . . . . . . . . .          3,653         4,226         3,926
        Loan sale gains  . . . . . . . . . . . . . . . . . . . . . . . . . . .        (59,441)      (33,475)      (29,627)
        Amortization of prior loan sale gains  . . . . . . . . . . . . . . . .         21,544        12,410         8,513
        Provision for bond losses  . . . . . . . . . . . . . . . . . . . . . .            500          -            2,000
        Investment gains   . . . . . . . . . . . . . . . . . . . . . . . . . .         (1,095)       (3,110)       (4,089)
                                                                                     ---------     ---------    ----------
          Net cash provided by continuing operating activities   . . . . . . .         88,541        62,032        66,186
                                                                                     ---------     ---------    ----------

Cash flows from discontinued operating activities . . . . . . . . . . . . . . .          (612)          210         1,390
                                                                                     ---------     ---------    ----------

Cash flows from investing activities:
   Proceeds from sales of loans   . . . . . . . . . . . . . . . . . . . . . . .       463,763       343,565       376,326
   Principal collected on loans   . . . . . . . . . . . . . . . . . . . . . . .       107,703       101,450        68,139
   Loan originations and acquisitions   . . . . . . . . . . . . . . . . . . . .      (600,453)     (346,494)     (684,771)
   Increase in reserve accounts   . . . . . . . . . . . . . . . . . . . . . . .       (20,045)       (7,627)           -
   Proceeds from sales of investments   . . . . . . . . . . . . . . . . . . . .        25,475       147,122       316,188
   Proceeds from maturities or calls of investments   . . . . . . . . . . . . .       117,767       106,041        35,471
   Purchases of investments   . . . . . . . . . . . . . . . . . . . . . . . . .      (285,605)     (632,943)     (138,502)
   Capital expenditures   . . . . . . . . . . . . . . . . . . . . . . . . . . .          (941)       (1,033)       (4,630)
                                                                                     ---------     ---------    ----------
         Net cash used by investing activities  . . . . . . . . . . . . . . . .      (192,336)     (289,919)      (31,779)
                                                                                     ---------     ---------    ----------

Cash flows from financing activities:
   Payments on long-term debt   . . . . . . . . . . . . . . . . . . . . . . . .       (15,750)       (4,697)       (2,184)
   Increase (decrease) in revolving credit debt   . . . . . . . . . . . . . . .       (35,000)       15,000       (10,000)
   Increase in repurchase agreement   . . . . . . . . . . . . . . . . . . . . .        30,000            -             -
   Decrease in debt with maturities of three months or less   . . . . . . . . .          (600)       (3,900)       (4,340)
   Deposits received from annuities and interest sensitive products   . . . . .       207,682       187,050       175,796
   Payments on annuities and interest sensitive products  . . . . . . . . . . .      (136,490)     (130,944)     (107,542)
   Cash dividends paid  . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (3,624)       (2,705)       (2,556)
   Proceeds from issuance of stock  . . . . . . . . . . . . . . . . . . . . . .        48,714            -             -
   Purchases of treasury stock  . . . . . . . . . . . . . . . . . . . . . . . .            -             -           (369)
   Proceeds from exercise of stock options  . . . . . . . . . . . . . . . . . .           298            60           753
                                                                                     ---------     ---------    ----------
         Net cash provided by financing activities  . . . . . . . . . . . . . .        95,230        59,864        49,558
                                                                                     ---------     ---------    ----------

Increase (decrease) in cash and cash equivalents  . . . . . . . . . . . . . . .        (9,177)     (167,813)       85,355
Cash and cash equivalents at beginning of year  . . . . . . . . . . . . . . . .        54,707       222,520       137,165
                                                                                     ---------     ---------    ----------
Cash and cash equivalents at end of year  . . . . . . . . . . . . . . . . . . .      $ 45,530      $ 54,707     $ 222,520
                                                                                     =========     =========    ==========

                See notes to consolidated financial statements.

            UNITED COMPANIES FINANCIAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                             Additional                    Treasury            Total
                                      Common    Preferred      Paid-in      Retained       Stock and       Stockholders'
                                      Stock       Stock        Capital      Earnings       ESOP Debt          Equity
                                    ---------   ---------    ----------    ----------      ---------       -------------
                                                      (dollars in thousands, except per share data)
Balance, December 31, 1990 as
  previously reported . . . . .     $   8,045                $   26,728    $   52,563      $ (5,120)       $    82,216
Effect of stock split . . . . .         8,045                    (8,045)                                           -
Restatement for income taxes  .                                                (2,786)                          (2,786)
                                    ---------                ----------    ----------      ---------        -----------
Balance, December 31, 1990 as
  restated  . . . . . . . . . .        16,090                    18,683        49,777        (5,120)            79,430
Net income  . . . . . . . . . .                                                11,476                           11,476
Dividends paid
  Cash - $.28 per share . . . .                                                (2,556)                          (2,556)
  Stock - 15% stock dividend  .         2,344                    11,857       (14,201)                              -
Increase in ESOP debt . . . . .                                                                (301)              (301)
Common stock issued under
  stock option plans -
  93,764 shares . . . . . . . .           188                       617                                            805
Cost of treasury shares acquired -
  37,278 shares . . . . . . . .                                                                (420)              (420)
                                    ---------                ----------    ----------      ---------        -----------
Balance, December 31, 1991  . .        18,622                    31,157        44,496        (5,841)            88,434
Net income  . . . . . . . . . .                                                10,246                           10,246
Dividends paid
  Cash - $.30 per share . . . .                                                (2,705)                          (2,705)
Decrease in ESOP debt . . . . .                                                                 223                223
Common stock issued under
  stock option plans -
   53,938 shares  . . . . . . .           108                       304                                            412
Cost of treasury shares acquired -
   34,672 shares  . . . . . . .                                                                (352)              (352)
                                    ---------                ----------    ----------      ---------        -----------
Balance, December 31, 1992  . .        18,730                    31,461        52,037        (5,970)            96,258
Net income  . . . . . . . . . .                                                11,575                           11,575
Dividends paid
  Cash - $.34 per common
    share . . . . . . . . . . .                                                (3,291)                          (3,291)
  Cash - preferred stock  . . .                                                  (333)                            (333)
Decrease in ESOP debt . . . . .                                                                 147                147
Common stock issued under
    stock option plans -
    368,988 shares  . . . . . .            738                    2,039                                          2,777
Issuance of preferred stock . .                   $ 20,000       (1,239)                                        18,761
Conversion of preferred stock
    into 1,951,204 shares of
    common stock  . . . . . . .          3,902     (20,000)      16,098                                           -
Issuance of 1,000,000 shares
      of common stock   . . . .          2,000                   27,953                                         29,953
Cost of treasury shares acquired -
    169,168 shares  . . . . . .                                                              (2,479)            (2,479)
                                     ----------   ---------   ----------    ----------     ---------        -----------
Balance, December 31, 1993  . .      $  25,370    $    -      $  76,312     $  59,988      $ (8,302)        $  153,368
                                     ==========   =========   ==========    ==========     =========        ===========

                See notes to consolidated financial statements.

            UNITED COMPANIES FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991


1.       ACCOUNTING POLICIES

 1.1 Principles of Consolidation. The consolidated financial statements include United Companies Financial Corporation (the "Company" or "United Companies") and subsidiaries, all of which are wholly-owned. The Company's principal lines of business include mortgage and insurance operations. Mortgage operations are conducted through United Companies Lending Corporation ("UC Lending" or "UCLC") and its insurance operations are conducted through United Companies Life Insurance Company ("UC Life" or "UCLIC") and United General Title Insurance Company ("UG Title" or "UGTIC"). The consolidated financial statements also include Foster Mortgage Corporation ("Foster" or "FMC") as discontinued operations. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

   1.1(a) Discontinued Operations. On May 7, 1993, the Company made a decision to dispose of the net assets and operations of FMC. FMC was engaged in servicing residential mortgage loans primarily for government and quasi-government agencies and private investors. As a result of the Company's decision to divest FMC, the operations of FMC have been reclassified as discontinued operations and, accordingly, the consolidated financial statements and the related notes of the Company have been restated to segregate continuing and discontinued operations.


 1.2   Insurance Accounting.

   1.2(a) Life and Annuity Contracts. Income on short duration single premium contracts, primarily credit insurance products, is recognized over the contract period. Premiums on other insurance contracts, principally traditional life insurance and limited payment life insurance policies, are recognized as revenue when due.

        Policy benefit reserves for traditional life insurance policies have been provided on a net level premium method including assumptions as to investment yield, mortality and withdrawals based on the Company's experience and industry standards with provisions for possible adverse deviation. Investment yield assumptions range from 5.5% to 8.5% per annum. Policy benefit reserves include certain deferred profits on limited payment policies. These profits are being recognized in income over the policy term.

        Reserves for annuity policies and interest sensitive life policies represent the policy account balance, or accumulated fund value, before applicable surrender charges. Benefit claims incurred in excess of related policy account balances and interest credited during the period to policy account balances are charged to expense.

        Commissions and other costs related to the production of new and renewal business have been deferred. The deferred costs related to traditional life insurance are amortized over the premium payment period using assumptions consistent with those used in computing policy benefit reserves. Deferred costs related to annuities and interest sensitive products are amortized over the estimated life of the policy in relation to the present value of estimated gross profits on the contract. The Company periodically reviews the appropriateness of assumptions used in calculating the estimated gross profits on annuity contracts. Any change required in these assumptions may result in an adjustment to deferred policy acquisition costs which would affect income.

        Participating business, primarily related to the Company's pre-need funeral policy, represented 5.3%, 4.3% and 3.8% of the life insurance in force as of December 31, 1993, 1992 and 1991, respectively. The amount of dividends paid on participating policies is based on published dividend scales and totaled $1.5 million, $1.8 million and $1.5 million for the years ended December 31, 1993, 1992 and 1991, respectively.

        The Company generally reinsures with other insurance companies the portion of any one risk which exceeds $100,000. On certain types of policies this limit is $25,000. The Company is contingently liable for insurance ceded to reinsurers. Premiums ceded under reinsurance agreements were $3.0 million, $5.0 million and $10.9 million in 1993, 1992 and 1991, respectively. Reserve credit taken under reinsurance agreements totaled $35.2 million, $30.4 million and $37.3 million at December 31, 1993, 1992 and 1991, respectively.

        UC Life has assumed the following reinsurance from other insurers:

                                                     Insurance
                                                      in Force       Premiums
                                                    -----------      --------
                                                           (in thousands)
                 1993 . . . . . . . . . . . . .     $1,106,721       $  2,892
                 1992 . . . . . . . . . . . . .        963,449          2,446
                 1991 . . . . . . . . . . . . .        959,170          2,166

    The Company has a receivable at December 31, 1993 of approximately $35.5 million from one reinsurer; however, the funds supporting the receivable are escrowed in a separate trust account for the benefit of UC Life by the reinsurer. The following table reflects the effect of reinsurance agreements on premiums and the amounts earned for the periods indicated.

                                                 Year Ended December 31,
                                            --------------------------------
                                              1993        1992        1991
                                            --------    --------    --------
                                                     (in thousands)
   Direct premiums  . . . . . . . . . . .   $43,234     $36,375     $50,889
   Reinsurance assumed  . . . . . . . . .     2,892       2,446       2,166
   Reinsurance ceded  . . . . . . . . . .    (3,007)     (5,026)    (10,860)
                                            --------    --------    --------
      Net insurance premiums  . . . . . .   $43,119     $33,795     $42,195
                                            ========    ========    ========

     1.2(b)  Title Insurance.   Premiums from sales of title insurance policies
are recognized upon receipt. Policy acquisition costs are expensed when incurred. Reserves for losses on title insurance policies are computed based on Company experience as a percentage of premiums collected. The Company generally reinsures risks in excess of $250,000 and is contingently liable for reinsurance ceded. During 1993, the Company increased its retention level to $350,000.

  1.3 Loan Accounting. The Company originates loans for its own portfolio and for sale and/or securitization in the secondary market.

     1.3(a)   Nonrefundable Loan Fees.  Loan origination fees and incremental direct costs associated with loan originations are deferred and recognized over the life of the loans as an adjustment to yield, using the interest method. Unamortized costs and fees are recognized upon sale of the loan or related mortgage-backed securities to third parties.

     1.3(b)   Allowance for Loan Losses.  The Company provides for estimated loan losses on loans owned by the Company by establishing an allowance for loan losses through a charge to earnings. The Company conducts periodic reviews of the quality of the loan portfolio and estimates the risk of loss based upon historical loss experience, prevailing economic conditions, estimated collateral value and such other factors which, in management's judgment, are relevant in estimating the adequacy of the Company's allowance for loan losses. While management uses the best information available in conducting its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions, collateral value or other elements used in conducting the review.

     1.3(c)   Property Acquired in Satisfaction of Debt.  The Company records properties received in settlement of loans ("foreclosed property") at the lower of their market value less estimated costs to sell ("market") or the outstanding loan amount plus accrued interest ("cost"). The Company accomplishes this by providing a specific reserve, on a property by property basis, for the difference between market and cost. Market value is determined by property appraisals performed either by UC Lending personnel or independent appraisers. The related adjustments are included in the Company's provision for loan losses.

     1.3(d)   Loan Sales.  The Company sells substantially all loans which it originates and generally retains the servicing rights on loans sold. At the time of sale, the Company recognizes a gain on loans sold in an amount equal to the present value of the difference between the interest spread retained by the Company and a normal servicing fee and other expenses over the estimated life of the loan. Under the sales/servicing agreements, the buyer receives the principal collected on the loan and an agreed upon rate of return on the outstanding principal balance; the Company retains the excess of the interest at the contractual rate over the sum of the rate paid to the buyer (the "pass-through" rate) and, where applicable, the trustee fee and surety bond fee. Generally, this interest spread retained by the Company differs significantly from a normal servicing fee and is reflected on the Company's balance sheet as a receivable, capitalized excess servicing income.
Capitalized excess servicing income is calculated using prepayment, default and interest rate assumptions that the Company believes market participants would use for similar financial instruments at the time of the sale but is not reduced for estimated credit losses under recourse provisions of the sale.
Such estimated credit losses are shown separately as a liability on the Company's balance sheet as allowance for loss on loans serviced. The Company has developed its assumptions based on experience with its own loan portfolio and available market data. The Company uses prepayment assumptions based on the prepayment experience of its owned and serviced loan portfolio for fixed rate loans. Prepayment rates for adjustable rate mortgages sold were derived from available market data. The weighted average discount rates used by the Company to determine the present value of expected cash flows from excess servicing arising from loan sale transactions occurring in 1993, 1992 and 1991 were 10.0%, 9.1% and 10.1%, respectively . Gains from partial sales of loans are adjusted based on fair value on the date that the loan was acquired or, if not practicable, the date of the sale. The Company believes that the capitalized excess servicing income recognized at the time of sale does not exceed the amount that would have been received if it were sold in the marketplace.

     In calculating loan sale gains, the Company considers current economic and market conditions at the date of sale. In subsequent periods, the Company reviews as of each balance sheet date its prepayment assumptions in relation to current rate of prepayment and, if necessary, revises its estimates using the original discount rate. Any losses arising from adverse prepayment experience are recognized immediately. Favorable experience is recognized prospectively.

     1.3(e)   Other.  Loans are placed on a nonaccrual status when the interest accrual period reaches 180 days.

  1.4 Loan Servicing. The Company generally retains the right to service loans it originates and subsequently sells or securitizes in the secondary market.

     1.4(a) Servicing Revenue. Fees for servicing loans and mortgage-backed securities relating to loans originated by the Company and sold with servicing rights retained are generally based on a stipulated percentage of the outstanding principal balance of such loans and are recognized when earned. Interest received on loans sold, less amounts paid to investors, is reported as loan servicing income. Capitalized excess servicing income is amortized systematically to reduce loan servicing income to an amount representing normal servicing income and the present value discount. Late charges and other ancillary income are recognized when collected. Costs to service mortgage loans are charged to income as incurred.

     1.4(b)   Allowance for Loss on Loans Serviced.  The Company's loan sale agreements generally provide limited recourse against the Company for credit losses on loans sold. The Company estimates the amount of future losses under such provisions and provides a reserve for such loss in determining the amount of gain recorded on the loan sale. On certain loan sale transactions, the Company has funded a portion of such recourse through the pledge of certificates of deposit or U.S. Treasury Bills. In addition, in connection with the securitization and sale of home equity pass-through certificates subsequent to 1991, the interest retained by the Company was subordinated to a limited extent to the sold certificates and will be used to fund a reserve account, thereby providing a credit enhancement to the holders of the certificates.

  1.5 Temporary Investments - Reserve Accounts. The Company, in connection with its loan sale transactions, has made initial cash deposits and has subordinated certain cash flows (excess servicing income) payable to the Company to the payment of scheduled principal and interest to investors. To the extent amounts on deposit exceed specified levels required by the subordination requirements, distributions are made to the Company, and, at the termination of the transaction, any remaining amounts on deposit will be distributed to the Company.

  1.6 Bonds. The Company's investment purchases are made with the intention of holding the security to maturity; therefore, these securities are generally carried at cost, adjusted for discount accretion and premium amortization. The Company provides for estimated default risk by establishing a reserve for bond losses through a charge to earnings. When a decline in market value of an investment is considered to be other than temporary, the Company provides a specific reserve on the investment, through a charge to earnings.

  1.7 Property. Property is stated at cost less accumulated depreciation. Depreciation is computed on the straight-line and accelerated methods over the estimated useful lives of the assets.

  1.8 Income Taxes. The Company and its subsidiaries file a consolidated federal income tax return. The Company allocates to its subsidiaries their proportionate share of the consolidated tax liability under a tax allocation agreement whereby each affiliate's federal income tax provision is computed on a separate return basis. Deferred income taxes are provided for the effect of revenues and expenses which are reported in different periods for financial reporting purposes than for tax purposes. Such differences result primarily from deferring policy acquisition costs, providing for bond and loan losses, differences in the methods of computing reserves, loan income, loan sale gains and depreciation.

  1.9 Cash Equivalents. For purposes of the Statements of Cash Flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At December 31, 1993, cash equivalents totaled $47.4 million bearing interest rates ranging from 2.75% to 2.88% per annum.

  1.10 Repurchase Agreement. At December 31, 1993, UC Life had a $30 million liability incurred pursuant to securities sold under an agreement to repurchase (the "repurchase agreement"). The carrying value of the securities sold under this agreement in December, 1993 was $30.0 million and the market value was $31.2 million. The repurchase agreement bears interest at 7% and matures in February, 1994.

  1.11 Accounting Standards. The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 106 in December of 1990. Under SFAS 106, postretirement benefits are viewed as deferred compensation agreements whereby an employer agrees to provide future benefits in exchange for employees' current services. Prior to implementation of SFAS 106, the Company accounted for such benefits at the time of payment. The Company implemented the provisions of SFAS 106 in the first quarter of 1993 and elected to amortize its prior liability for these benefits under the transition method. Application of the new rules did not have a material effect on the Company's financial condition or the results of operations.

    During the first quarter of 1993, the Company also implemented the provisions of SFAS 113 which revised the method of reporting reinsurance contracts by a ceding enterprise. Prior to implementation of SFAS 113, the

Company reported reinsurance receivables net of the related reserve liabilities. As the result of application of the provisions of SFAS 113, these assets and liabilities are required to be reported gross. The Company also implemented SFAS 109, "Accounting for Income Taxes," in the first quarter of 1993 (see Note 6). For comparative purposes, the Company has elected to restate prior year financial statements. Implementation of the provisions of SFAS 113 and 109 had no effect on previously reported net income for the years ended December 31, 1992 and 1991.

    In May 1993, the FASB issued Statement of Financial Accounting Standards No. 115 ("SFAS 115"), a pronouncement revising the method of accounting for certain investments in debt and equity securities which mandates certain standards under which securities are classified as "held-to-maturity" and carried at cost, adjusted for premium amortization and discount accretion. Securities not meeting these standards would be considered "trading securities" or "available for sale" and carried at market value. The Company generally carries its bonds at cost, adjusted for discount accretion and premium amortization, and recognizes gains and losses on such investments at the date of disposition. The Company provides for estimated default risk by establishing a reserve for bond losses through a charge to earnings. When a decline in market value of an investment is considered to be other than temporary, the Company provides a specific reserve on the investment through a charge to earnings, The provisions of SFAS 115 will require the Company to change the method used to account for certain of its bonds which may affect the timing of recognition of gains or losses for these securities. SFAS 115 is effective for fiscal years beginning after December 15, 1993. The Company is currently analyzing the investment portfolio to determine the appropriate security classifications under SFAS 115 and will implement its provisions in the first quarter of 1994. At December 31, 1993, the net unrealized gain on the Company's bonds was $31.5 million.

    In May 1993, the FASB issued Statement of Financial Accounting Standards No. 114 ("SFAS 114") which addresses the accounting by creditors for impairment of loans and specifies how allowances for credit losses related to certain loans should be determined. SFAS 114 also addresses the accounting by creditors for all loans that are restructured in a troubled debt restructuring involving modification of terms of a receivable. SFAS 114 is effective for financial statements for fiscal years beginning after December 15, 1994. The Company is reviewing the provisions of this pronouncement but has not yet determined the effect of its implementation on the Company's financial condition or results of operations.

  1.12 Earnings Per Share. The weighted average number of shares outstanding used in computing net income per share were as follows:

                                                  Year Ended December 31,
                                             -------------------------------
                                               1993         1992      1991
                                             --------     -------    -------
                                                      (in thousands)
   Primary  . . . . . . . . . . . . . .        10,096       9,017      8,985
   Fully Diluted  . . . . . . . . . . .        10,776       9,017      8,985


All number of shares outstanding and per share amounts have been adjusted to reflect a 15% common stock dividend distributed on September 15, 1991, and a 100% common stock dividend distributed on October 18, 1993.

  1.13 Reclassifications. Certain prior year amounts have been reclassified to conform with the current year presentation. Such reclassifications had no effect on net income.

2.      LOANS

  2.1   Loans Owned.   The following schedule sets forth the components of
Loans owned by the Company at December 31, 1993 and 1992 and maximum terms in months of such loans at origination.

                                                           December 31,
                                                     ----------------------    Maximum
                                                        1993        1992        Terms
                                                     ----------  ----------    -------
                                                          (in thousands)
     Home equity . . . . . . . . . . . . . . . . .   $ 320,122   $ 276,637        360
     Commercial  . . . . . . . . . . . . . . . . .     190,771     211,549        240
     Conventional  . . . . . . . . . . . . . . . .       1,745       7,699        360
     Foreclosed properties . . . . . . . . . . . .      38,062      34,314
     Nonrefundable loan fees . . . . . . . . . . .      (8,278)     (6,999)
     Consumer and other  . . . . . . . . . . . . .         211         405
                                                     ----------  ----------
        Total  . . . . . . . . . . . . . . . . . .   $ 542,633   $ 523,605
                                                     ==========  ==========

       Included in owned loans at December 31, 1993 and 1992 were nonaccrual loans totaling $30.9 million and $33.6 million, respectively.

       Contractual maturities of the above loans owned by the Company at December 31, 1993 were as follows:

                                                                                            After
                              Total       1994         1995        1996         1997        1997
                            --------    --------     --------    --------     --------    --------
                                                        (in thousands)
  Home equity . . . . . .   $320,122    $ 19,065     $ 19,480    $ 19,746     $ 19,715    $242,116
  Commercial  . . . . . .    190,771      26,815       22,039      37,888       25,090      78,939
  Conventional  . . . . .      1,745         143          138         146          143       1,175
                            --------    --------     --------    --------     --------    --------
     Total  . . . . . . .   $512,638    $ 46,023     $ 41,657    $ 57,780     $ 44,948    $322,230
                            ========    ========     ========    ========     ========    ========

        Contractual maturities are not necessarily indicative of estimated collections of the Company's loan portfolio, as many loans are sold, prepaid or refinanced prior to contractual maturity. Loan originations were approximately $545 million and $321 million during 1993 and 1992, respectively. Principal payments received during 1993 and 1992 as the result of loan sales, prepayments and refinancings were $571 million and $445 million, respectively.

  2.2 Loans Serviced. The following table sets forth the loans serviced by the Company for third parties at December 31, 1993 and 1992, by type of loan. The right to service these loans was retained upon their sale in the secondary market. These loans had been originated by the Company.

                                                        December 31,
                                                -------------------------
                                                   1993           1992
                                                ----------     ----------
                                                     (in thousands)
         Home equity  . . . . . . . . . . . .   $  806,805     $  545,427
         Commercial . . . . . . . . . . . . .      162,300        200,708
         Conventional . . . . . . . . . . . .       96,444        140,730
         Consumer . . . . . . . . . . . . . .           -              23
                                                ----------     ----------
              Total . . . . . . . . . . . . .   $1,065,549     $  886,888
                                                ==========     ==========

  2.3 Loan Loss Allowances. The Company provides an estimate for future credit losses in an Allowance for Loan Losses for loans owned by the Company and in an Allowance for Loss on Loans Serviced for loans serviced for others.

         A summary analysis of the changes in the Company's allowance for loan losses is as follows:

                                                              Year Ended December 31,
                                                     --------------------------------------
                                                        1993          1992          1991
                                                     ----------    ----------    ----------
                                                                (in thousands)
     Balance at beginning of year . . . . . . . . .  $  15,842     $  15,962     $  10,472

     Loans charged to allowance
             Home equity  . . . . . . . . . . . . .     (9,114)       (5,511)       (3,487)
             Commercial . . . . . . . . . . . . . .     (3,579)       (4,805)       (2,753)
             Conventional . . . . . . . . . . . . .       (128)           (4)           (6)
             Consumer . . . . . . . . . . . . . . .        (14)         (154)         (321)
                                                     ----------    ----------    ----------
                Total . . . . . . . . . . . . . . .    (12,835)      (10,474)       (6,567)
     Recoveries on loans previously
       charged to allowance . . . . . . . . . . . .        631         1,085           948
                                                     ----------    ----------    ----------
      Net loans charged off . . . . . . . . . . . .    (12,204)       (9,389)       (5,619)

      Loan loss provision . . . . . . . . . . . . .     17,343        10,027         9,850
      Reserve reclassification  . . . . . . . . . .         36          (758)        1,259
                                                     ----------    ----------    ----------

      Balance at end of year  . . . . . . . . . . .  $  21,017     $  15,842     $  15,962
                                                     ==========    ==========    ==========

      Specific reserves . . . . . . . . . . . . . .  $   8,500     $   7,067     $   7,268
      Unallocated reserves  . . . . . . . . . . . .     12,517         8,775         8,694
                                                     ----------    ----------    ----------
             Total reserves . . . . . . . . . . . .  $  21,017     $  15,842     $  15,962
                                                     ==========    ==========    ==========

         At December 31, 1993 and 1992, the Company owned $38.0 million and $34.4 million, respectively, of property acquired in settlement of loans, excluding the specific reserves attributed to these properties, which is included in the Company's allowance for loan losses to reduce the carrying value of these properties to their market value.

         A summary of the amounts provided by the Company for future credit losses on loans and foreclosed properties owned by the Company and loans sold with recourse is as follows:

                                                         Year Ended December 31,
                                                    ---------------------------------
                                                      1993         1992        1991
                                                    --------     --------    --------
                                                              (in thousands)
     Allowance for loan losses
       (applicable to loans and
       foreclosed properties owned
       by the Company) . . . . . . . . . . . . .    $ 21,017     $ 15,842    $ 15,962

     Allowance for loss on loans serviced
       (applicable to loans sold with recourse).      12,938        7,015       3,737
                                                    --------     --------    --------
          Total  . . . . . . . . . . . . . . . .    $ 33,955     $ 22,857    $ 19,699
                                                    ========     ========    ========

         As of December 31, 1993, approximately $777 million of the home equity loans sold are serviced by UC Lending under agreements which provide limited recourse for credit losses ("loans sold with recourse"). As of

December 31, 1993, the Company's maximum contingent liability associated with sales of home equity loans according to terms of the loan sale agreements totaled approximately $121 million; however, the Company's estimate of its losses, based on historical loan loss experience, was $12.9 million at December 31, 1993 and $7.0 million at December 31, 1992. In addition, in connection with the securitization and sale of approximately $230 million in commercial loans during 1990, the Company acquired a subordinated interest in the loans totaling approximately $32.5 million.

         2.4 Concentration of Credit Risk. The Company's serviced portfolio is geographically diversified. Although the Company originates mortgage loans in 23 states, at December 31, 1993, a substantial portion of loans serviced were originated in Florida (18%), Louisiana (12%) and Ohio (9%), respectively, and no other state accounted for more than 8.5% of the serviced portfolio. Included in the serviced portfolio are commercial loans originated by the Company, a substantial portion of which were originated in Florida (28%) and Georgia (15%) and no other state accounted for more than 7% of the commercial loans serviced. The risk inherent in such concentrations is dependent not only upon regional and general economic stability which affects property values, but also the financial well-being and creditworthiness of the borrower.


3.       BONDS

         The Company's portfolio of bonds consisted of the following:

                                                             Unrealized    Unrealized
                                                  Cost          Gains        Losses      Market
                                              -----------     --------      --------   ----------
                                                                 (in thousands)
        December 31, 1993
             Corporate  . . . . . . . . . .   $   248,133     $ 17,218      $    379   $  264,972
             U.S. Treasury  . . . . . . . .        14,480          826            11       15,295
             Mortgage-backed  . . . . . . .       597,744       14,464         2,481      609,727
             Other  . . . . . . . . . . . .        45,642        1,878            -        47,520
                                              -----------     --------      --------   ----------
                  Total   . . . . . . . . .   $   905,999     $ 34,386      $  2,871   $  937,514
                                              ===========     ========      ========   ==========

        December 31, 1992
             Corporate  . . . . . . . . . .   $   269,235     $  7,393      $  3,071   $  273,557
             U.S. Treasury  . . . . . . . .        18,006          570            65       18,511
             Mortgage-backed  . . . . . . .       427,623        5,655         2,501      430,777
             Other  . . . . . . . . . . . .        47,296        1,027           -         48,323
                                              -----------     --------      --------   ----------
                  Total   . . . . . . . . .   $   762,160     $ 14,645      $  5,637   $  771,168
                                              ===========     ========      ========   ==========


         The cost and estimated market value of bonds at December 31, 1993, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because certain issues may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                      Cost                Market Value
                                                                  ----------              ------------
                                                                            (in thousands)
         1 year or less . . . . . . . . . . . . . . . . . . . .   $    4,770                $    4,952
         Over 1 year through 5 years  . . . . . . . . . . . . .       78,884                    83,656
         Over 5 years through 10 years  . . . . . . . . . . . .      207,282                   220,522
         After 10 years . . . . . . . . . . . . . . . . . . . .       17,319                    18,657
         Mortgage-backed securities . . . . . . . . . . . . . .      597,744                   609,727
                                                                  ----------                ----------
              Total . . . . . . . . . . . . . . . . . . . . . .   $  905,999                $  937,514
                                                                  ==========                ==========

         Proceeds from the sales of investments in debt securities during 1993 totaled $23 million and resulted in realized investment gains of $1.5 million and realized investment losses of $1.8 million. In addition to losses incurred in connection with the sale of investments during 1993, the Company reduced the carrying value of a corporate bond by $.5 million to reflect the Company's estimate of a permanent decline in the value of this investment. At December 31, 1993, securities with a cost of $10.8 million were on deposit with insurance regulatory authorities.


4.       EMPLOYEE BENEFIT PLANS

  4.1 Employee Stock Ownership Plan. All employees who meet minimum age and service requirements participate in the Company's Employee Stock Ownership Plan ("ESOP"). Under the ESOP, the Company makes tax deductible contributions of its common stock (or cash which is used to purchase its common stock or to repay debt used by the ESOP to purchase such stock) to a trust for the benefit of participating employees. Contributions are allocated among participants based on years of service and compensation. Upon retirement, death or disability, the employee or a beneficiary receives the designated common stock.

         Contributions to the Company's ESOP are determined on an annual basis. The Company's contributions to the ESOP were $906,000, $709,000 and $1,404,000 for the years ended December 31, 1993, 1992 and 1991, respectively. Shares held by the ESOP at December 31, 1993, 1992 and 1991 were approximately 2,125,000, 2,182,000 and 2,152,000, respectively. During 1991 and 1990, the
ESOP borrowed $.6 million and $2.0 million, respectively, from the Company. These loans bear interest at 8.5% and 9.5% per annum, respectively, and will be paid in quarterly installments over a ten year period. The balance on these loans at December 31, 1993 was $2.1 million and is reflected as a decrease in the Company's stockholders' equity.

         Incentive Stock Option Plans. The following is a summary of options granted, exercised or canceled during 1991, 1992 and 1993.

                                                                          Option Price
                                                     Shares                Per Share
                                                    ---------         --------------------
            January 1, 1991 . . . . . . . . . .      818,686          $ 6.09  to    $ 8.18
                 Granted  . . . . . . . . . . .      266,570          $ 9.08
                 Exercised  . . . . . . . . . .     (106,870)         $ 6.09  to    $ 9.08
                 Canceled   . . . . . . . . . .      (25,964)
                                                    ---------
            December 31, 1991 . . . . . . . . .      952,422          $ 6.09  to    $ 9.08
                 Granted  . . . . . . . . . . .        3,450          $10.00
                 Exercised  . . . . . . . . . .      (53,938)         $ 6.09  to    $ 8.18
                 Canceled   . . . . . . . . . .      (51,376)
                                                    ---------
            December 31, 1992 . . . . . . . . .      850,558          $ 6.09  to    $10.00
                 Granted  . . . . . . . . . . .      409,758          $ 9.06  to    $14.13
                 Exercised  . . . . . . . . . .     (368,988)         $ 6.09  to    $ 9.08
                 Canceled   . . . . . . . . . .      (44,362)
                                                    ---------
            December 31, 1993 . . . . . . . . .      846,966          $ 6.09  to    $14.13
                                                    =========

         At December 31, 1993, options for 397,578 of the Company's common stock were exercisable and 726,996 shares were available for the granting of options.

         The Board of Directors of the Company approved and adopted effective as of July 22, 1993, two additional stock options plans. The United Companies Financial Corporation 1993 Stock Incentive Plan (the "1993 Stock Incentive Plan") permits grants of stock options to employees of the Company and its subsidiaries of up to 600,000 shares of common stock of the Company. The Compensation Committee of the Board of Directors of the Company was delegated authority to administer the Company's stock option plans (except for non-employee directors). Effective as of July 22, 1993, employees of the Company were awarded options to purchase 257,158 shares of common stock of the Company at an exercise price of $14.125 per share. A stock option granted pursuant to the 1993 Stock Incentive Plan is not exercisable, except in limited circumstances, until three years elapse from the date the option is granted.

         The United Companies Financial Corporation 1993 Non-Employee Director Stock Option Plan (the "1993 Non-Employee Director Plan") provides for the automatic grant of non-qualified stock options to purchase 4,000 shares of the Common Stock of the Company per year to each non-employee director of the Company upon his or her election or re-election to the Board of Directors. Effective as of July 22, 1993, each non-employee director of the Company was awarded an option to purchase an additional 8,000 shares of Common Stock of the Company at an exercise price of $14.125 per share. A stock option granted under the 1993 Non-Employee Director Plan is not exercisable, except in limited circumstances, until three years elapse from the date the option is granted. The Company has reserved 400,000 shares of Common Stock of the Company for issuance under the 1993 Non-Employee Director Plan.

  4.2 Employees' Savings Plan and Trust. The United Companies Financial Corporation Employees' Savings Plan and Trust is designed to be a qualified plan under Sections 401(a) and 401(k) of the Internal Revenue Code. Under the plan, employees are allowed to defer income on a pre-tax basis through contributions to the plan and the Company matches a portion of such contributions. The Company's matching contributions totaled $394,000, $380,000 and $337,000 during 1993, 1992 and 1991, respectively. Employees have five investment options, one of which is to invest in the Company's common stock. The plan held 264,001 and 288,038 shares of the Company's common stock at December 31, 1993 and 1992, respectively.

  4.3 Deferred Compensation Plans. Postretirement benefits are provided to eligible executive and senior officers of the Company under a deferred compensation plan. The cost of this plan in 1993 was $277,000, which included $67,000 in transition obligation amortization expense. The Company calculated its postretirement benefit obligation as of December 31, 1993 using a weighted average discount rate of 6.4%. A reconciliation of the funded status of the deferred compensation plan as of December 31, 1993 and 1992 is as follows:

                                           December 31, 1992        Net Change         December 31, 1993
                                           -----------------      --------------       -----------------
                                                                  (in thousands)
         Accumulated postretirement
           benefit obligation . . . . . .    $ (1,338)                 $   (210)              $ (1,548)
         Plan assets  . . . . . . . . . .                                    -
                                             ---------                 ---------              ---------
         Funded status  . . . . . . . . .      (1,338)                     (210)                (1,548)
         Unrecognized transition
           obligation . . . . . . . . . .       1,338                       (67)                 1,271
                                             ---------                 ---------              ---------
         Accrued postretirement
           benefit cost . . . . . . . . .    $     -                   $   (277)              $   (277)
                                             =========                 =========              =========

5.      NOTES PAYABLE

        Notes payable consisted of the following:

                                                                         December 31,
                                                                  -------------------------
                                                                     1993           1992
                                                                  ----------     ----------
                                                                       (in thousands)
   Revolving credit agreement . . . . . . . . . . . . . . . . .   $ 155,000      $ 190,000
   Short-term borrowings  . . . . . . . . . . . . . . . . . . .         500          1,100
   Mortgage loan  . . . . . . . . . . . . . . . . . . . . . . .           -         15,750
                                                                  ----------     ----------
          Total . . . . . . . . . . . . . . . . . . . . . . . .     155,500        206,850
   Less current portion . . . . . . . . . . . . . . . . . . . .        (500)        (1,420)
                                                                  ----------     ----------
        Long-term notes payable . . . . . . . . . . . . . . . .   $ 155,000      $ 205,430
                                                                  ==========     ==========

         The revolving credit agreement is a $200 million facility providing for revolving credit borrowing with interest at market or prime rates. This facility was amended during 1993 to permit the Company to extend its maturity to December 31, 1995. The facility is secured by the pledge of the common stock of UC Lending and UC Life and a security interest in the Company's intercompany receivable from UC Lending. This debt facility is also guaranteed by all subsidiaries of the Company except UG Title, UC Life and FMC. The Company is required under the agreement to maintain certain financial ratios and meet certain net worth and indebtedness tests. At December 31, 1993, $26.0 million of retained earnings were available for cash dividends.

         In addition to the above facilities, the Company has arrangements with banks providing for short-term unsecured borrowings of up to $8.5 million, of which $.5 million was outstanding at December 31, 1993. Borrowings under similar arrangements at December 31, 1992 were $1.1 million. All of these loans bear interest at market or prime rates.

         The long-term notes payable outstanding as of December 31, 1993 represents borrowings under the Company's revolving credit facility which matures on December 31, 1995.

         The Company made payments for interest of $9.5 million, $13.2 million and $18.4 million during the years ended December 31, 1993, 1992 and 1991, respectively.

6.       INCOME TAXES

         The Company implemented the provisions of SFAS 109, "Accounting for Income Taxes," in the first quarter of 1993. Under the provisions of SFAS 109, deferred income taxes are recognized using the liability method whereby enacted statutory rates are applied to cumulative temporary differences based on when and how they are expected to affect the tax return. Implementation of the provisions of SFAS 109 did not have a material effect on previously reported net income. Adoption of SFAS 109 resulted in a $2.8 million increase in the Company's deferred income tax liability and a $2.8 million decrease in retained earnings at December 31, 1989. Prior year financial statements have been restated accordingly.

         Deferred income taxes attributable to continuing operations were provided for timing differences as follows:

                                                                Year Ended December 31,
                                                      ----------------------------------------
                                                         1993            1992          1991
                                                      ---------       ---------      ---------
                                                                    (in thousands)
Reserves for future policy benefits . . . . . . . .   $ (4,049)       $ (4,389)      $ (3,186)
Policy acquisition costs  . . . . . . . . . . . . .      2,271             977            124
Operating loss carryforward . . . . . . . . . . . .         -               -           7,758
Loan income . . . . . . . . . . . . . . . . . . . .     (1,944)            787         (1,373)
Accelerated depreciation  . . . . . . . . . . . . .        385             270            270
Loan servicing income . . . . . . . . . . . . . . .       (715)         (3,582)        (2,244)
Bond valuation adjustments  . . . . . . . . . . . .        505             506            489
Alternative minimum tax . . . . . . . . . . . . . .         -            1,838         (1,685)
Other . . . . . . . . . . . . . . . . . . . . . . .         20            (309)           116
                                                      ---------       ---------      ---------
      Total . . . . . . . . . . . . . . . . . . . .   $ (3,527)       $ (3,902)      $    269
                                                      =========       =========      =========


         Reported income tax expense attributable to continuing operations differs from the amount computed by applying the statutory federal income tax rate to consolidated income from continuing operations before income taxes for the following reasons:

                                                                 Year Ended December 31,
                                                       ---------------------------------------
                                                         1993             1992          1991
                                                       ---------       ---------     ---------
                                                                    (in thousands)

Federal income tax at statutory rate  . . . . . . .    $ 15,530        $  7,266      $  2,848
Differences resulting from:
     Reversal of timing differences at
       prior tax rates  . . . . . . . . . . . . . .          15              19            (2)
     State income taxes . . . . . . . . . . . . . .          89             634           214
     Other  . . . . . . . . . . . . . . . . . . . .        (422)            (54)          303
                                                       ---------       ---------     ---------
Reported income tax provision . . . . . . . . . . .    $ 15,212        $  7,865      $  3,363
                                                       =========       =========     =========

         On August 10, 1993, the Omnibus Budget Reconciliation Act (the "Act") of 1993 was signed into law. The principal provision of the Act affecting the Company increased the top corporate rate from 34% to 35% effective January 1, 1993.

         The significant components of the Company's net deferred income tax liability at December 31, 1993 and 1992 are as follows:

                                                                   December 31,
                                                            --------------------------
                                                                1993          1992
                                                            -----------    -----------
                                                                  (in thousands)
 Deferred income tax assets:
   Allowance for loan losses  . . . . . . . . . . . . . .   $    3,216     $    5,360
   Nonrefundable loan fees  . . . . . . . . . . . . . . .        2,897          2,264
   Policy reserves  . . . . . . . . . . . . . . . . . . .       16,214         12,664
   Investment securities  . . . . . . . . . . . . . . . .        1,026          1,642
   Other  . . . . . . . . . . . . . . . . . . . . . . . .          649            234
                                                            -----------    -----------
                                                                24,002         22,164
                                                            -----------    -----------
Deferred income tax liabilities:
   Loan income  . . . . . . . . . . . . . . . . . . . . .       (1,262)         2,359
   Real estate  . . . . . . . . . . . . . . . . . . . . .        3,932          3,230
   Deferred policy acquisition costs  . . . . . . . . . .       26,800         25,128
   Other  . . . . . . . . . . . . . . . . . . . . . . . .         -               443
                                                            -----------    -----------
                                                                29,470         31,160
                                                            -----------    -----------
Net deferred income tax liability . . . . . . . . . . . .   $    5,468     $    8,996
                                                            ===========    ===========

         Payments made for income taxes during the years ended December 31, 1993, 1992 and 1991 were $5.4 million, $8.8 million and $5.2 million, respectively.

         Consolidated retained earnings at December 31, 1993 include approximately $5.2 million of "Policyholders' Surplus" on which no federal income tax payment will be required unless it is distributed as a dividend or exceeds the limits prescribed by tax laws applicable to life insurance companies. A deferred income tax liability has not been recognized for this amount. The maximum federal income tax provision possibly required based on the current federal income tax rate would be $1.8 million.

         At December 31, 1993 and 1992, the Company had a current income tax payable, which is included in "Other liabilities," in the amount of $6.1 million and $2.0 million, respectively.

7.       PROPERTY

         Property is summarized as follows:

                                                                                     December 31,
                                                                             -------------------------
                                                                                 1993          1992
                                                                             -----------    ----------
                                                                                   (in thousands)
Land and buildings  . . . . . . . . . . . . . . . . . . . . . . . . . . .    $   32,885     $  33,026
Furniture, fixtures and equipment . . . . . . . . . . . . . . . . . . . .        17,873        18,350
                                                                             -----------    ----------
        Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        50,758        51,376
Less accumulated depreciation . . . . . . . . . . . . . . . . . . . . . .       (21,770)      (20,443)
                                                                             -----------    ----------
        Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $   28,988     $  30,933
                                                                             ===========    ==========

         Rental expense on operating leases, including real estate, computer equipment and automobiles, totaled $3.3 million, $2.2 million and $2.2 million during 1993, 1992 and 1991, respectively. Minimum annual commitments at December 31, 1993 under noncancellable operating leases are as follows (in thousands):

                 1994 . . . . . . . . . . . . . . . . . . . . . . .  $    3,212
                 1995 . . . . . . . . . . . . . . . . . . . . . . .       2,464
                 1996 . . . . . . . . . . . . . . . . . . . . . . .       1,169
                 1997 . . . . . . . . . . . . . . . . . . . . . . .         209
                 1998 . . . . . . . . . . . . . . . . . . . . . . .          19
                                                                     ----------
                         Total  . . . . . . . . . . . . . . . . . .  $    7,073
                                                                     ==========


8.       CAPITAL STOCK

         On December 21, 1993, the Company sold 1,000,000 shares of its $2.00 par value common stock through a public offering, resulting in net proceeds of $30 million after deducting underwriting discounts and expenses of the offering. The net proceeds were used to reduce debt and for general corporate purposes. In January, 1994, the underwriters of the common stock offering exercised their over-allotment rights and, in connection therewith, the Company sold an additional 150,000 shares of its common stock resulting in net proceeds of $4.6 million.

         On September 20, 1993, the Company's Board of Directors declared a two-for-one common stock split effected in the form of a 100% stock dividend on outstanding stock which was distributed October 18, 1993, to stockholders of record on October 1, 1993. Accordingly, all per share amounts, numbers of shares and related amounts for all periods presented in the accompanying financial statements and notes thereto have been retroactively adjusted to reflect the stock split. The par value of the additional shares of common stock issued in connection with the stock split was credited to common stock and charged to additional paid-in-capital.

         On June 29, 1993 the Company issued 800,000 shares of 6.5% Cumulative Convertible Preferred Stock Series A, Issue Price of $25.00 per share (the "preferred stock"). Each share of the preferred stock was convertible at the option of the holder into shares of the Company's common stock, par value $2.00 per share (the "common stock") at a conversion price of $20.50 per share of common stock (equivalent to 1.2195 shares of common stock for each share of preferred stock converted), subject to adjustment in certain events. The terms of the preferred stock issued allowed the Company, at its option, to redeem the preferred stock, in whole or in part, beginning August 1, 1993, at a price of $26.50 per share plus accrued and unpaid dividends, declining $.25 per share to $25.00 per share on and after August 1, 1999; except that the preferred stock was not redeemable prior to August 1, 1997 unless certain conditions were met.

         On August 26, 1993, the Company, having satisfied the conditions permitting the redemption of the preferred stock, called for redemption the
outstanding shares of its preferred stock.   All of the holders of the
preferred stock exercised their right to convert their shares into common stock of the Company resulting in the issuance by the Company of approximately 1,951,204 additional shares of its common stock (as adjusted for the 100% common stock dividend paid October 18, 1993). A shelf registration statement has been filed by the Company with the U.S. Securities and Exchange Commission (the "SEC") to register the resale of the shares of common stock issued in connection with this conversion and such registration statement was declared effective by the SEC on December 13, 1993.

         Effective as of July 1, 1993, the Company entered into an agreement to issue a warrant to an investment banking firm, granting the right to purchase 200,000 shares of common stock of the Company at an exercise price of $8.25, equal to the average of the high and low sale prices of the Company's common stock on June 30, 1993. The warrant was issued in exchange for financial advisory services to be performed over a twenty-four month period and is exercisable from February 1, 1994 through July 1, 1995. The Company is obligated to file a shelf registration statement with the SEC to register the shares of the common stock issuable upon exercise of the warrant.

         On May 13, 1991, the Board of Directors reinstated the Company's stock repurchase plan under which the Company is authorized to purchase up to a total of 10% of its outstanding common stock. The plan, initially implemented in August, 1988, had expired in September, 1990. Under the terms of the plan, the Company is authorized but not obligated to purchase, in open market or in negotiated transactions, up to a total of 10% of its common stock, adjusted for prior stock dividends. As of December 31, 1993, 511,602 shares of the Company's common stock, or 4.0% of the issued common stock, were held by the Company at a cost of $6.2 million, compared to 342,434 shares held at December 31, 1992 at a cost of $3.7 million.

         On February 1, 1989, the Board of Directors adopted a Stockholder Rights Plan and declared a dividend distribution of one Preferred Share Purchase Right for each outstanding share of the Company's common stock. The Rights will be exercisable only upon the occurrence of certain events, the consummation of which would result in ownership by a person or group of 50% or more of the Company's outstanding common stock.

         The Company has 5,000,000 shares of authorized preferred stock of which none is currently issued. Included in the authorized preferred stock are 200,000 shares of Series A Junior Participating preferred stock and 800,000 shares of Cumulative Convertible preferred stock.

9.       REGULATORY ACCOUNTING

         Accounting records of UC Life are also maintained in accordance with practices prescribed or authorized by insurance regulatory authorities. UC Life's capital and surplus pursuant to the regulatory accounting basis as of December 31, 1993 and 1992 was $84.8 million and $67.6 million, respectively. UC Life's regulatory accounting basis net gain from operations for the years ended December 31, 1993, 1992 and 1991 was $13.0 million, $14.0 million and $9.0 million, respectively. Net income (loss) of UC Life on a regulatory accounting basis, which includes realized capital gains and losses, was $(1.7) million, $11.0 million and $11.5 million for the years ended December 31, 1993, 1992 and 1991, respectively.


10.      DISCLOSURE ABOUT FINANCIAL INSTRUMENTS

         Statement of Financial Accounting Standards No. 107 ("SFAS 107") requires that the Company disclose the estimated fair values of its financial instruments, both assets and liabilities recognized and not recognized in its financial statements.

         SFAS 107 defines financial instruments as cash and contractual rights and obligations that require settlement in cash or by exchange of financial instruments. Fair value is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties other than in a forced or liquidation sale.

         The carrying value and fair values of the Company's financial assets and liabilities at December 31, 1993 were as follows:

                                                                           Carrying
                                                                             Value      Fair Value
                                                                           --------    -----------
                                                                               (in thousands)
        Financial assets:
           Cash and cash equivalents  . . . . . . . . . . . . . .         $  45,530      $  45,560
           Temporary investments - reserve accounts   . . . . . .            27,672         27,672
           Loans - net  . . . . . . . . . . . . . . . . . . . . .           490,006        503,232
           Capitalized excess servicing income  . . . . . . . . .           113,192        113,192
           Bonds  . . . . . . . . . . . . . . . . . . . . . . . .           905,999        937,514
           Policy loans   . . . . . . . . . . . . . . . . . . . .            19,633         19,633
           Other assets   . . . . . . . . . . . . . . . . . . . .            30,266         28,498

        Financial liabilities:
           Annuity reserves   . . . . . . . . . . . . . . . . . .         1,294,983      1,250,535
           Notes payable  . . . . . . . . . . . . . . . . . . . .           155,500        155,500
           Allowance for loss on loans serviced   . . . . . . . .            12,938         12,938
           Other liabilities  . . . . . . . . . . . . . . . . . .             7,363          7,363

        The above values do not reflect any premium or discount from offering for sale at one time the Company's entire holdings of a particular financial
instrument.   Fair value estimates are made at a specific point in time based on relevant market information, if available. Because no market exists for certain of the Company's financial instruments, fair value estimates for these assets and liabilities were based on subjective estimates of market conditions and perceived risks of the financial instruments. Fair value estimates were also based on judgments regarding future loss and prepayment experience and were influenced by the Company's historical information.

        The following methods and assumptions were used to estimate the fair value of the Company's financial instruments.

        Cash and cash equivalents. The carrying amount of cash and cash equivalents approximates their fair values because these assets generally mature in 90 days or less and do not present any significant credit concerns.

        Temporary investments - reserve accounts. The carrying value of temporary investments is considered to be a reasonable estimate of fair value.

        Loans. The fair value of the Company's loan portfolio was determined by segregating the portfolio by type of loan and further by its performing and nonperforming components. Performing loans were further segregated based on the due date of their payments, an analysis of credit risk by category was performed and a matrix of pricing by category was developed. Loans which had been identified for sale were valued at their estimated sales price, which includes the estimated value of the portion of the interest and fees which are
not sold with the securities backed by the loans.   Loans which were current
but not identified for sale were valued at remaining principal balance which is believed to represent an estimate of market discount from similar loans identified for sale. The fair value of delinquent loans was estimated by using the Company's historical recoverable amount on defaulted loans.

        Capitalized excess servicing income. The value of capitalized excess servicing, which relates to the excess interest retained on loans sold, was estimated by discounting the future cash flows, adjusted for prepayments and estimated losses on loans sold with recourse. The carrying value is considered to be a reasonable estimate of fair value.

        Bonds. The estimated fair value for the Company's investment portfolio was generally determined from quoted market prices for publicly traded securities. Certain of the securities owned by the Company may trade infrequently or not at all; therefore, fair value for these securities was determined by management by evaluating the relationship between quoted market values and carrying value and assigning a liquidity factor to this segment of the investment portfolio.

        Policy loans. Policy loans are generally settled at the loan amount plus accrued interest; therefore, the carrying value of these assets is a reasonable estimate of their fair values.

        Allowance for loss on loans serviced. In estimating the fair value of the allowance for loss on loans serviced with recourse, Company estimated the timing of cash flows and discounted these cash flows using a risk-free interest rate.

        Other assets and other liabilities. Other assets include primarily accrued interest and accounts receivable. Other liabilities are comprised primarily of accrued interest payable and current income taxes payable. In estimating the fair value of these assets and liabilities, the Company scheduled the timing of their estimated cash flows and discounted these cash flows based on a market rate of interest.

        Annuity reserves. The Company's annuity contracts generally do not have a defined maturity and are considered as deposits under SFAS 97. SFAS 107 states that the fair value to be disclosed for deposit liabilities with no defined maturities is the amount payable on demand at the reporting date. Accordingly, the Company has estimated the fair value of its annuity reserves as the cash surrender value of these contracts at December 31, 1993.

        Notes payable. Notes payable consists primarily of amounts payable under the Company's revolving credit facility. The revolving credit facility provides for revolving credit borrowing at market or prime rates through December 1995. Because of the short term nature of this facility and its pricing structure, its carrying value is considered a reasonable estimate of its fair value.

        The fair values presented herein are based on pertinent information available to management as of December 31, 1993. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

11.     DISCONTINUED OPERATIONS

        On May 7, 1993, the Company decided to divest its subsidiary Foster Mortgage Corporation ("FMC"). As a result of this decision, the operations of FMC have been reclassified as discontinued operations, and, accordingly, the consolidated financial statements and the related notes of the Company have been restated to segregate continuing and discontinued operations. In connection with the decision to dispose of FMC, the Company recorded a $17.6 million after tax loss in its financial statements as of and for the quarter ended March 31, 1993, reflecting the operating loss of FMC for the quarter ended March 31, 1993 of $1.5 million, net of tax benefit and the estimated loss from disposal of FMC of $16.1 million, net of tax benefit. The Company does not believe that further operating losses of FMC will be reflected in the Company's financial statements. As of November 30, 1993, the servicing rights owned by FMC, which constituted substantially all of its assets, were sold. On December 21, 1993, the institutional lenders under FMC's primary credit facility filed a petition in the U.S. bankruptcy court. FMC, as debtor in possession in the bankruptcy proceeding, intends to file a plan of liquidation providing for the disposal of FMC's remaining assets and distributions to FMC's creditors. In connection with such bankruptcy proceedings, certain payments previously received from FMC by the Company may be determined to be preferential, thereby requiring the refund of such payments. In addition, certain amounts now owed by FMC to its creditors, including the Company, may be reduced. If the Company were required to refund such amounts or is unable to collect such amounts owed to it, the Company has estimated that the potential additional loss could range up to $2.7 million, net of income taxes. Further, the group of institutional lenders under FMC's primary credit facility have recently questioned the Company's computation and allocation between FMC and the Company of the income tax benefits relating to FMC's losses. FMC recorded a tax benefit of approximately $3.6 million equal to the refund of previously paid income taxes computed on a separate company income tax return basis. The Company has recorded a tax benefit of approximately $5 million from the disposal of its investment in the preferred stock of FMC. These institutional lenders have not yet specified the manner in which they contend the tax benefits should be computed and allocated. Management of the Company believes that its computation and allocation of the tax benefit is proper and that no additional amount is owed by the Company to FMC in this regard.

        FMC is in payment default under its primary credit facility and the outstanding principal balance as of December 31, 1993 of approximately $43.7 million is due. The Company has not guaranteed any debt of FMC and believes, based upon advice of its counsel, that it has no responsibility for the obligations of FMC under such credit facility or (excluding potential consequences of the bankruptcy filing or potential additional payment for tax benefits as discussed above) for any other liabilities to FMC's lenders.

         Assets and liabilities of the discontinued business at December 31, 1993 and 1992 were as follows:

                                                                                   December 31,
                                                                            --------------------------
                                                                             1993               1992
                                                                            -------            -------
                                                                                  (in thousands)
Assets:
   Investor advances  . . . . . . . . . . . . . . . . .                     $   2,961        $  10,708
   Purchased mortgage servicing rights - net  . . . . .                           -             88,704
   Other  . . . . . . . . . . . . . . . . . . . . . . .                        18,746           12,483
                                                                            ---------        ---------
      Total assets  . . . . . . . . . . . . . . . . . .                     $  21,707        $ 111,895
                                                                            =========        =========
Liabilities:
   Notes payable  . . . . . . . . . . . . . . . . . . .                     $  46,167        $  78,257
   Other  . . . . . . . . . . . . . . . . . . . . . . .                         9,071           10,551
                                                                            ---------        ---------
      Total liabilities . . . . . . . . . . . . . . . .                     $  55,238        $  88,808
                                                                            =========        =========

Operating results of the discontinued operations were as follows:

                                                                     Year Ended December 31,
                                                           -------------------------------------------
                                                              1993              1992            1991
                                                           ---------        ---------        ---------
                                                                          (in thousands)
Revenues:
   Loan servicing income  . . . . . . . . . . . . . . .    $  18,907        $  34,267        $  39,953
   Investment income  . . . . . . . . . . . . . . . . .        1,072            4,568            5,902
   Servicing gains (losses) . . . . . . . . . . . . . .      (26,669)           2,383            -
   Other  . . . . . . . . . . . . . . . . . . . . . . .          475              461            1,857
                                                           ----------       ---------        ---------
      Total revenues  . . . . . . . . . . . . . . . . .    $  (6,215)       $  41,679        $  47,712
                                                           ==========       =========        =========
Expenses:
   Amortization of purchased mortgage
      servicing rights  . . . . . . . . . . . . . . . .    $  13,424        $  12,220        $   9,723
   Interest . . . . . . . . . . . . . . . . . . . . . .        5,633            8,535            8,964
   Personnel  . . . . . . . . . . . . . . . . . . . . .        6,467            7,458            7,550
   Loan loss provision  . . . . . . . . . . . . . . . .         -               5,116            1,775
   Other operating  . . . . . . . . . . . . . . . . . .       21,320           13,236           10,382
                                                           ----------       ---------        ---------
      Total expenses  . . . . . . . . . . . . . . . . .    $  46,844        $  46,565        $  38,394
                                                           ==========       =========        =========

 12.     SEGMENT INFORMATION

   The following table sets forth the Company's revenues, income from continuing operations before income taxes and assets for each of its business segments for the years ended December 31, 1993, 1992 and 1991:

                                                      Year Ended December 31,
                                            -------------------------------------------
                                                 1993            1992          1991
                                            ------------    ------------   ------------
Revenues                                                   (in thousands)
    Mortgage Operations
         UC Lending . . . . . . . . . . .   $    120,639    $     80,662   $    64,990
    Insurance Operations
         UC Life  . . . . . . . . . . . .        140,179         145,526       152,784
         UG Title . . . . . . . . . . . .         25,106          11,412         6,409
                                            -------------   -------------  ------------
            Total . . . . . . . . . . . .        165,285         156,938       159,193
    Other Operations  . . . . . . . . . .          1,391             720        15,434
                                            -------------   -------------  ------------
         Total business segments  . . . .        287,315         238,320       239,617
    Corporate . . . . . . . . . . . . . .            452           2,290         1,979
    Intersegment eliminations . . . . . .         (2,956)         (4,120)       (7,801)
                                            -------------   -------------  ------------

         Total  . . . . . . . . . . . . .   $    284,811    $    236,490   $   233,795
                                            =============   =============  ============

Income from continuing operations
 before income taxes
    Mortgage Operations
         UC Lending . . . . . . . . . . .   $     46,295    $     24,001   $     4,398
    Insurance Operations
         UC Life  . . . . . . . . . . . .          2,635           5,465         2,077
         UG Title . . . . . . . . . . . .          1,311             755           560
                                            -------------   -------------  ------------
            Total . . . . . . . . . . . .          3,946           6,220         2,637
    Other Operations  . . . . . . . . . .           (275)         (1,339)       13,566
                                            -------------   -------------  ------------
         Total business segments  . . . .         49,966          28,882        20,601
    Corporate . . . . . . . . . . . . . .         (5,812)         (5,958)      (10,315)
    Intersegment eliminations . . . . . .            218          (1,554)       (1,910)
                                            -------------   -------------  ------------

         Total  . . . . . . . . . . . . .   $     44,372    $     21,370   $     8,376
                                            =============   =============  ============

Assets - Year-end
    Mortgage Operations
         UC Lending . . . . . . . . . . .   $    182,672    $    140,893   $   129,182
    Insurance Operations
         UC Life  . . . . . . . . . . . .      1,622,879       1,464,475     1,342,661
         UG Title . . . . . . . . . . . .         15,084           7,928         6,840
                                            -------------   -------------  ------------
            Total . . . . . . . . . . . .      1,637,963       1,472,403     1,349,501
    Other Operations  . . . . . . . . . .          9,131           9,733        14,458
                                            -------------   -------------  ------------
         Total business segments  . . . .      1,829,766       1,623,029     1,493,141
    Corporate . . . . . . . . . . . . . .        317,986         297,571       268,827
    Intersegment eliminations . . . . . .       (330,208)       (291,213)     (268,262)
                                            -------------   -------------  ------------

         Total  . . . . . . . . . . . . .   $  1,817,544    $  1,629,387   $ 1,493,706
                                            =============   =============  ============

Other Operations in 1991 include the operations of the whole loan asset purchase program. Corporate loss before income taxes represents unreimbursed expenses of the holding company.

13.      QUARTERLY FINANCIAL DATA  (UNAUDITED)

    Summarized quarterly financial data is as follows:

                                                                             Three Months Ended
                                                              ----------------------------------------------
                                                               March 31     June 30     Sept. 30     Dec. 31
                                                              ---------   ---------    ---------   ---------
                                                                   (in thousands, except per share data)
1993
Total revenues  . . . . . . . . . . . . . . . . . . . . .     $  60,933   $  67,883    $  72,468   $ 83,527
Income from continuing operations before income taxes . .           875       9,701       15,016     18,780
Net income (loss) . . . . . . . . . . . . . . . . . . . .       (17,016)      6,377        9,827     12,387
Per share data:
 Primary:
  Income from continuing operations . . . . . . . . . . .     $     .06   $     .71    $     .97   $   1.02
  Loss from discontinued operations . . . . . . . . . . .         (1.95)      -             -          -
                                                              ----------  ----------   ----------  ---------
     Total  . . . . . . . . . . . . . . . . . . . . . . .     $   (1.89)  $     .71    $     .97   $   1.02
                                                              ==========  ==========   ==========  =========
 Fully diluted:
  Income from continuing operations . . . . . . . . . . .     $     .06   $     .71    $     .84   $   1.02
  Loss from discontinued operations . . . . . . . . . . .         (1.95)      -             -          -
                                                              ----------  ----------   ----------  ---------
     Total  . . . . . . . . . . . . . . . . . . . . . . .     $   (1.89)  $     .71    $     .84   $   1.02
                                                              ==========  ==========   ==========  =========

1992
Total revenues  . . . . . . . . . . . . . . . . . . . . .     $  57,705   $  61,855    $  57,921   $ 59,009
Income from continuing operations before income taxes . .         4,085       4,980        6,639      5,666
Net income  . . . . . . . . . . . . . . . . . . . . . . .         3,034       3,081        2,089      2,043
Per share data:
 Primary:
  Income from continuing operations . . . . . . . . . . .     $     .29   $     .35    $     .43   $    .42
  Income (loss) from discontinued operations  . . . . . .           .05        (.01)        (.20)      (.19)
                                                              ----------  ----------   ----------   --------
     Total  . . . . . . . . . . . . . . . . . . . . . . .     $     .34   $     .34    $     .23    $   .23
                                                              ==========  ==========   ==========  =========
 Fully diluted:
  Income from continuing operations . . . . . . . . . . .     $     .29   $     .35    $     .43   $    .42
  Income (loss) from discontinued operations  . . . . . .           .05        (.01)        (.20)      (.19)
                                                              ----------  ----------   ----------  ---------
     Total  . . . . . . . . . . . . . . . . . . . . . . .     $     .34   $     .34    $     .23   $    .23
                                                              ==========  ==========   ==========  =========



         Revenues and income before income taxes have been restated to reflect results of continuing operations. For a discussion of discontinued operations, see Note 11.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                 None.

                                    PART III

         The information called for by Part III (Items 10, 11, 12 and 13) has been omitted since the Company will file with the Commission a definitive proxy statement pursuant to Regulation 14A or a definitive information statement pursuant to Regulation 14C, which involves the election of directors, within 120 days after the close of the year.

                     UNITED COMPANIES FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                                    PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Financial Statements

    Included in Part II of this report:

          Independent Auditors' Report                                                                Page  56

          December 31, 1993 and 1992

               Consolidated Balance Sheets                                                            Page  57

          For the three years ended December 31, 1993

               Consolidated Statements of Income                                                      Page  58

               Consolidated Statements of Cash Flows                                                  Page  59

               Consolidated Statements of Stockholders' Equity                                        Page  60

          Notes to Consolidated Financial Statements                                               Pages 61-81

Financial Statement Schedules

    Included in Part IV of this report:

    Individual financial statements of the registrant have been omitted because consolidated financial statements of the registrant and its subsidiaries required by Item 8 have been included in Part II of this report and, as of December 31, 1993, the registrant was primarily an operating company and all subsidiaries are wholly owned.

    Schedule I*           Marketable Securities - Other Investments, December 31, 1993.  Page 88

    Schedule V*           Supplementary Insurance Information, for the three years ended December 31, 1993.  Page  89

    Schedule VI*          Reinsurance, for the three years ended December 31, 1993.  Page 90

    Schedule VIII         Valuation and Qualifying Accounts, for the three years ended December 31, 1993.  Page 91

    Schedule IX           Short-Term Borrowings, for the three years ended December 31, 1993.
                          Page 92

- -----------------
    * Filed in compliance with Article 7 of Regulation S-X.

Exhibits


 Exhibit No.            Description of Document
 -----------            -----------------------
 3.1(1)                 Articles of Incorporation, as amended

 3.1A(2)                Amendment to Articles of Incorporation effective June 18, 1993

 3.2(1)                 By-Laws, as amended

 4.2(1)                 Series A Junior Participating Preferred Stock Purchase Rights

 10.1(1)                1986 Employee Incentive Stock Option Plan

 10.2(1)                Employee Stock Ownership Plan and Trust

 10.3(1)                Management and compensatory contracts with executive officers and directors
 10.4(1)                Deferred compensation agreements

 10.5(1)                Management Incentive Plan

 10.6(1)                Employees' Savings Plan and Trust

 10.7(1)                Agreement for termination of employee agreement

 10.8(1)                Credit agreement dated October 11, 1988, as amended

 10.9(1)                Agreement for termination of employment agreement

 10.10(1)               Unfunded Salary Deferral Agreement dated April 1, 1989 with executive officer

 10.11(1) Split-Dollar Insurance Agreement dated April 1, 1989 with executive officer

 10.12(1)               1989 Stock Incentive Plan

 10.13(1)               1989 Non-Employee Director Stock Option Plan

 10.14(1)               FMCA, Inc. Note Agreement dated as of October 1, 1990

 10.15(1)               1992 Form 11K, Employees' Savings Plan and Trust

 10.16(3)               Stock Purchase Warrant dated as of July 1, 1993

 10.17(4)               1993 Form 11K, Employees' Savings Plan and Trust

 11.1(5)                Statement regarding computation of per share earnings

 21.1(5)                List of Subsidiaries of the Company

 23.1(5)                Consent of Deloitte & Touche

==============================================================================================================================

(1) Incorporated herein by reference to the designated Exhibit of the Company's form 10-K/A-2 dated December 31, 1992.
(2) Incorporated herein by reference to the designated Exhibit of the Company's form 10-Q dated June 30, 1993.

(3) Incorporated herein by reference to the designated Exhibit of the Company's Registration Statement on Form S-1 (SEC File No. 33- 70040).
(4) To be filed as Amendment #1 to Form 10-K for the year ended December 31, 1993.
(5)  Filed herewith.
          Exhibit No. 11.1 - Page 95
          Exhibit No. 21.1 - Page 96
          Exhibit No. 23.1 - Page 97



Reports on Form 8-K

    None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  February 24, 1994

                                 UNITED COMPANIES FINANCIAL CORPORATION


                                By: /s/  SHERRY E. ANDERSON
                                    -----------------------------------
                                             Sherry E. Anderson
                                    Senior Vice President and Secretary

         Pursuant to the requirements of the Securities Exchange Act of 1934 this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 24, 1994.




/s/  HARRIS J. CHUSTZ
- ------------------------------------------                   Chairman of the Board
         Harris J. Chustz                                    (Principal Executive Officer)




/s/  J. TERRELL BROWN
- ------------------------------------------                   Chief Executive Officer, President and
         J. Terrell Brown                                    Director (Principal Executive Officer)



/s/  DALE E. REDMAN
- ------------------------------------------                   Executive Vice President, Chief Financial
         Dale E. Redman                                      Officer, and Director (Principal
                                                             Financial Officer)


/s/  JESSE O. GRIFFIN
- ------------------------------------------                   Senior Vice President and Controller
         Jesse O. Griffin                                    (Principal Accounting Officer)



/s/  JAMES J. BAILEY, III
- ------------------------------------------                   Director
         James J. Bailey, III




/s/  ROBERT H. BARROW
- ------------------------------------------                   Director
         Robert H. Barrow




/s/  RICHARD A. CAMPBELL
- ------------------------------------------                   Director
         Richard A. Campbell

                                   SIGNATURES






/s/  ROBERT D. KILPATRICK
- -----------------------------------------------------------                          Director
               Robert D. Kilpatrick




/s/  O. MILES POLLARD, JR.
- -----------------------------------------------------------                          Director
               O. Miles Pollard, Jr.




/s/  CHARLES S. PROSSER, M.D.
- -----------------------------------------------------------                          Director
               Charles S. Prosser, M.D.




/s/  WILLIAM H. WRIGHT, JR.
- -----------------------------------------------------------                          Director
               William H. Wright, Jr.

                                                                      SCHEDULE I
                     UNITED COMPANIES FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                   MARKETABLE SECURITIES - OTHER INVESTMENTS

                               DECEMBER 31, 1993




==================================================================================================================================
        COLUMN A                                           COLUMN B           COLUMN C           COLUMN D            COLUMN E
                                                       Principal Amount                                              Amount at
        Name of Issuer and                                 of Bonds            Cost of          Market Value       Which Carried
      Title of Each Issue (1)                              and Notes          Each Issue        at 12/31/93      in Balance Sheet
- ----------------------------------------------------------------------------------------------------------------------------------
                                                                                    (in thousands)
BONDS
     Corporate
         Investment grade . . . . . . . . . . . . . $      234,252      $     233,300      $     249,574      $       233,300
         Non-investment grade . . . . . . . . . . .         16,933             14,833             15,398               14,833
                                                    --------------      -------------      -------------      ---------------
           Total Corporate  . . . . . . . . . . . .        251,185            248,133            264,972              248,133

     Mortgage-Backed
         FHLMC  . . . . . . . . . . . . . . . . . .        131,045            130,919            132,316              130,919
         FNMA . . . . . . . . . . . . . . . . . . .        211,031            211,267            213,361              211,267
         GNMA . . . . . . . . . . . . . . . . . . .        203,483            202,990            212,364              202,990
         UC Life Remic  . . . . . . . . . . . . . .         51,245             48,944             47,874               48,944
         Other  . . . . . . . . . . . . . . . . . .          3,624              3,624              3,812                3,624
                                                    --------------      -------------      -------------      ---------------
           Total Mortgage-Backed  . . . . . . . . .        600,428            597,744            609,727              597,744

     U.S. Treasury  . . . . . . . . . . . . . . . .         14,790             14,480             15,295               14,480
     Other      . . . . . . . . . . . . . . . . . .         45,123             45,642             47,520               45,642
                                                    --------------      -------------      -------------      ---------------
              Total . . . . . . . . . . . . . . . .         59,913             60,122             62,815               60,122


TOTAL BONDS     . . . . . . . . . . . . . . . . . . $      911,526      $     905,999      $     937,514      $       905,999
                                                    ==============      =============      =============      ===============


NOTES:
(1) Investments of any issuer in excess of 2% of total assets or 10% of stockholders' equity are separately identified.

                                                                      SCHEDULE V
                      UNITED COMPANIES FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                      SUPPLEMENTARY INSURANCE INFORMATION

                  FOR THE THREE YEARS ENDED DECEMBER 31, 1993


===================================================================================================================================
       COLUMN A                 COLUMN B     COLUMN C    COLUMN D   COLUMN F     COLUMN G        COLUMN H          COLUMN I & J
                                                                                                               Deferred Policy
                                Deferred                                                                        Acquisition Cost
                                 Policy                                                          Benefits       Amortization and
                              Acquisition Future Policy  Unearned   Premium   Net Investment      Claims,             Other
                                 Costs     Benefits(1)   Premium   Revenue(3)     Income       Losses, Etc.    Operating Expenses(4)
- ----------------------------------------------------------------------------------------------------------------------------------
                                                            (in thousands)
Year ended December 31, 1993. . $83,495    $1,420,323    $10,260   $43,119        $110,400        $20,619            $47,714

Year ended December 31, 1992. . $80,007    $1,273,941    $17,138   $33,795        $108,138        $22,357            $32,896

Year ended December 31, 1991. . $78,599    $1,141,289    $27,686   $42,195        $106,298        $26,852            $34,420


NOTES:

(1) Column C includes accumulated fund values on annuity and interest sensitive products.

(2) Column E is omitted as amounts are not material and are included with Column C.

(3) Column F excludes premiums on annuity and interest sensitive products which are accounted for as deposits.

(4) Column I and J are combined as actuarial method employed to determine Deferred Policy Acquisition Cost provides only the net asset change for the period.

                                                                     SCHEDULE VI

                     UNITED COMPANIES FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                                  REINSURANCE

                  FOR THE THREE YEARS ENDED DECEMBER 31, 1993


========================================================================================================================
            COLUMN A                 COLUMN B           COLUMN C           COLUMN D         COLUMN E         COLUMN F
                                                                                                            Percentage
                                                       Ceded to           Assumed                           of Amount
                                       Direct           Other            From Other          Net            Assumed to
                                       Amount          Companies          Companies          Amount         Net Amount
- ------------------------------------------------------------------------------------------------------------------------
                                                                 (dollars in thousands)
December 31, 1993
- -----------------
Life insurance in force . . . .  $    956,788       $    215,918       $  1,106,721        $  1,847,591        59.9%
                                 ============       ============       ============        ============

Premiums
  Life insurance  . . . . . . .  $     12,260       $      2,672       $      2,893        $     12,481        23.2%
  Title insurance . . . . . . .        24,556                121               -                 24,435         -
  Accident and health
     insurance  . . . . . . . .         6,418                214                 (1)              6,203         -
                                 ------------       ------------       ------------        ------------
          Total premiums  . . .  $     43,234       $      3,007       $      2,892        $     43,119         6.7%
                                 ============       ============       ============        ============

December 31, 1992
- -----------------
Life insurance in force . . . .  $  1,220,191       $    267,942       $    963,449        $  1,915,698        50.3%
                                 ============       ============       ============        ============

Premiums
  Life insurance  . . . . . . .  $     18,437       $      4,761       $      2,468        $     16,144        15.3%
  Title insurance . . . . . . .        10,996                 61               -                 10,935         -
  Accident and health
     insurance  . . . . . . . .         6,942                204                (22)              6,716         -
                                 ------------       ------------       ------------        ------------
          Total premiums  . . .  $     36,375       $      5,026       $      2,446        $     33,795         7.2%
                                 ============       ============       ============        ============

December 31, 1991
- -----------------
Life insurance in force . . . .  $  1,537,109       $    340,416       $    959,170        $  2,155,863        44.5%
                                 ============       ============       ============        ============

Premiums
  Life insurance  . . . . . . .  $     36,304       $      9,919       $      2,225        $     28,610         7.8%
  Title insurance . . . . . . .         5,961                 35                  -               5,926         -
  Accident and health
     insurance  . . . . . . . .         8,624                906                (59)              7,659         -
                                 ------------       ------------       ------------        ------------
          Total premiums  . . .  $     50,889       $     10,860       $      2,166        $     42,195         5.1%
                                 ============       ============       ============        ============


                                                                   SCHEDULE VIII
                     UNITED COMPANIES FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

                  FOR THE THREE YEARS ENDED DECEMBER 31, 1993


==================================================================================================================================
      COLUMN A                                 COLUMN B                   COLUMN C                  COLUMN D       COLUMN E(3)
                                                                          ADDITIONS               DEDUCTIONS(2)
                                                                    Charged
                                              Balance at           to costs        Charged                         Balance at
                                               Beginning             and          to Other                             End
          Description                          of Year              Expenses      Accounts(1)                        of Year
- ----------------------------------------------------------------------------------------------------------------------------------
                                                                                 (in thousands)

December 31, 1993
- -----------------
 Allowance for loan losses  . . . . . . . .   $      15,842     $     17,343     $          36     $     12,204    $     21,017
 Allowance for bond losses  . . . . . . . .            -                 500              -                -                500
 Unearned loan charges  . . . . . . . . . .           3,260             -                 -               1,278           1,982
                                              -------------     ------------     -------------     ------------    ------------
          Total . . . . . . . . . . . . . .   $      19,102     $     17,843     $          36     $     13,482    $     23,499
                                              =============     ============     =============     ============    ============

December 31, 1992
- -----------------
 Allowance for loan losses  . . . . . . . .   $      15,962     $     10,027     $       (758)     $      9,389    $     15,842
 Allowance for bond losses  . . . . . . . .           3,000             -                 -               3,000           -
 Unearned loan charges  . . . . . . . . . .           5,914             -                1,079            3,733           3,260
                                              -------------     ------------     -------------     ------------    ------------
          Total . . . . . . . . . . . . . .   $      24,876     $     10,027     $         321     $     16,122    $     19,102
                                              =============     ============     =============     ============    ============

December 31, 1991
- -----------------
 Allowance for loan losses  . . . . . . . .   $      10,472     $      9,850     $       1,259     $      5,619    $     15,962
 Allowance for bond losses  . . . . . . . .           1,000            2,000              -                -              3,000
 Unearned loan charges  . . . . . . . . . .           4,035             -                4,818            2,939           5,914
                                              -------------     ------------     -------------     ------------    ------------
          Total . . . . . . . . . . . . . .   $      15,507     $     11,850     $       6,077     $      8,558    $     24,876
                                              =============     ============     =============     ============    ============

NOTES:
(1) Represents the approximate amount of unearned loan charges on installment loans originated during the period.
(2) Represents loans and bonds charged off and loan charges earned during the period.
(3) All of the above are deducted in the balance sheet from the asset to which they apply.

                                                                     SCHEDULE IX
                     UNITED COMPANIES FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                             SHORT-TERM BORROWINGS

                  FOR THE THREE YEARS ENDED DECEMBER 31, 1993


==================================================================================================================================
                                COLUMN A      COLUMN B       COLUMN C          COLUMN D          COLUMN E             COLUMN F
                              Category of   Balance at   Weighted Average    Maximum Amount   Average Amount     Weighted Average
                              Short-term      End of        Interest          Outstanding       Outstanding       Interest Rate
                              Borrowings       Year          Rate           During the Year   During the Year    During the Year(1)
- ----------------------------------------------------------------------------------------------------------------------------------
                                                               (dollars in thousands)
Year Ended
     December 31,
       1993 . . . . . . . .      Bank          $   500         6.0%             $ 4,500          $   649          6.0%


Year Ended
     December 31,
       1992 . . . . . . . .      Bank          $ 1,100         6.0%             $ 6,100          $ 1,481          6.3%

Year Ended
     December 31,
       1991 . . . . . . . .      Bank          $ 5,000         6.5%             $28,440          $11,279          7.7%



NOTE:
(1) Calculated using actual rates in effect and days and amounts outstanding as applicable.

                               INDEX TO EXHIBITS



 Exhibit No.    Description of Document
 -----------    -----------------------
 3.1(1)         Articles of Incorporation, as amended

 3.1A(2)        Amendment to Articles of Incorporation effective June 18, 1993

 3.2(1)         By-Laws, as amended

 4.2(1)         Series A Junior Participating Preferred Stock Purchase Rights

 10.1(1)        1986 Employee Incentive Stock Option Plan

 10.2(1)        Employee Stock Ownership Plan and Trust

 10.3(1) Management and compensatory contracts with executive officers and directors

 10.4(1)        Deferred compensation agreements

 10.5(1)        Management Incentive Plan

 10.6(1)        Employees' Savings Plan and Trust

 10.7(1)        Agreement for termination of employee agreement

 10.8(1)        Credit agreement dated October 11, 1988, as amended

 10.9(1)        Agreement for termination of employment agreement

 10.10(1) Unfunded Salary Deferral Agreement dated April 1, 1989 with executive officer

 10.11(1) Split-Dollar Insurance Agreement dated April 1, 1989 with executive officer

 10.12(1)       1989 Stock Incentive Plan

 10.13(1)       1989 Non-Employee Director Stock Option Plan

 10.14(1)       FMCA, Inc. Note Agreement dated as of October 1, 1990

 10.15(1)       1992 Form 11K, Employees' Savings Plan and Trust

 10.16(3)       Stock Purchase Warrant dated as of July 1, 1993

 10.17(4)       1993 Form 11K, Employees' Savings Plan and Trust

 11.1(5)        Statement regarding computation of per share earnings

 21.1(5)        List of Subsidiaries of the Company

 23.1(5)        Consent of Deloitte & Touche
=======================================================================================

(1) Incorporated herein by reference to the designated Exhibit of the Company's form 10-K/A-2 dated December 31, 1992.

(2) Incorporated herein by reference to the designated Exhibit of the Company's form 10-Q dated June 30, 1993.

(3) Incorporated herein by reference to the designated Exhibit of the Company's Registration Statement on Form S-1 (SEC File No. 33-70040).
(4) To be filed as Amendment #1 to Form 10-K for the year ended December 31, 1993.
(5)  Filed herewith.
          Exhibit No. 11.1 - Page 95
          Exhibit No. 21.1 - Page 96
          Exhibit No. 23.1 - Page 97

                                                                    EXHIBIT 11.1

            UNITED COMPANIES FINANCIAL CORPORATION AND SUBSIDIARIES
                 STATEMENT RE COMPUTATION OF EARNINGS PER SHARE


                                                                           Year Ended December 31,
                                                                --------------------------------------------
                                                                     1993             1992            1991
                                                                -----------     ------------     -----------
                                                                  (in thousands, except per share amounts)
Primary Earnings Per Share
- --------------------------
        Income available to common shareholders:
        ----------------------------------------
        Income from continuing operations   . . . . . . .       $    29,160      $    13,505     $    5,013
        Less: Income (loss) from discontinued operations            (17,585)          (3,259)         6,463
                                                                ------------     ------------    -----------

        Net income  . . . . . . . . . . . . . . . . . . .            11,575           10,246         11,476
        Less: Dividends on preferred stock  . . . . . . .              (333)            -              -
                                                                ------------     ------------    -----------

        Total   . . . . . . . . . . . . . . . . . . . . .       $    11,242      $    10,246     $   11,476
                                                                ============     ============    ===========

        Weighted average number of common and
        common equivalent shares:
        --------------------------------------------
        Average common shares outstanding   . . . . . . .             9,685            9,017          8,985
        Add: Dilutive effect of stock options after
                application of treasury stock method  . .               411             -              -
                                                                ------------     ------------    -----------
                                                                     10,096            9,017          8,985
                                                                ============     ============    ==========

        Earnings (loss) per share:
        --------------------------
        Income from continuing operations   . . . . . . .       $      2.86      $      1.50     $      .56
        Income (loss) from discontinued operations  . . .             (1.75)            (.36)           .72
                                                                ------------     ------------    -----------

        Total   . . . . . . . . . . . . . . . . . . . . .       $      1.11      $      1.14     $     1.28
                                                                ============     ============    ===========

Fully Diluted Earnings Per Share
- --------------------------------
        Income available to common shareholders:
        ----------------------------------------
        Income from continuing operations   . . . . . . .       $    29,160      $    13,505     $    5,013
        Less: Income (loss) from discontinued operations            (17,585)          (3,259)         6,463
                                                                ------------     ------------    -----------

        Total   . . . . . . . . . . . . . . . . . . . . .       $    11,575      $    10,246     $   11,476
                                                                ============     ============    ===========

        Weighted average number of common and
        all dilutive contingent shares:
        -----------------------------------------------
        Average common shares outstanding   . . . . . . .             9,685            9,017          8,985
        Add: Dilutive effect of stock options after
                application of treasury stock method  . .               624             -              -
          Dilutive effect of preferred stock after
                application of "if converted" method  . .               467             -              -
                                                                ------------     ------------    -----------
                                                                     10,776            9,017          8,985
                                                                ============     ============    ===========

        Earnings (loss) per share:
        --------------------------
        Income from continuing operations   . . . . . . .       $      2.71      $      1.50     $      .56
        Income (loss) from discontinued operations  . . .             (1.64)            (.36)           .72
                                                                ------------     ------------    -----------

        Total   . . . . . . . . . . . . . . . . . . . . .       $      1.07      $      1.14     $     1.28
                                                                ============     ============    ===========

                                                                    EXHIBIT 21.1

                     UNITED COMPANIES FINANCIAL CORPORATION
                              LIST OF SUBSIDIARIES

                               DECEMBER 31, 1993


                                                                                                       State of
Name                                                                                                   Incorporation
- ----                                                                                                   -------------
UNITED COMPANIES LIFE INSURANCE COMPANY . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    Louisiana
UNITED COMPANIES LENDING CORPORATION  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    Louisiana
UNITED PLAN INSURANCE AGENCY, INC.  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    Louisiana
UNITED COMPANIES MORTGAGE OF TENNESSEE, INC. (2)  . . . . . . . . . . . . . . . . . . . . . . . . .    Tennessee
PELICAN MORTGAGE COMPANY, INC. (2)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    Delaware
UCFC ACCEPTANCE CORPORATION (2) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    Louisiana
UNITED COMPANIES REALTY AND DEVELOPMENT COMPANY, INC. . . . . . . . . . . . . . . . . . . . . . . .    Louisiana
UNITED COMPANIES MANAGEMENT COMPANY, INC. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    Louisiana
UNITED COMMUNICATIONS CORPORATION OF LOUISIANA, INC.  . . . . . . . . . . . . . . . . . . . . . . .    Louisiana
UNITED GENERAL TITLE INSURANCE COMPANY  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    Louisiana
UNITED COMPANIES INVESTOR SERVICES, INC. (1)  . . . . . . . . . . . . . . . . . . . . . . . . . . .    Louisiana
FOSTER MORTGAGE CORPORATION . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    Louisiana
FMC INSURANCE PRODUCTS AGENCY, INC. (3) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    Texas
SOUTHERN MORTGAGE ACQUISITION, INC. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    Louisiana

- --------------------
        (1)  Wholly-owned by United Companies Life Insurance Co.
        (2)  Wholly-owned by United Companies Lending Corporation.
        (3)  Wholly-owned by Foster Mortgage Corporation.

                                                                    EXHIBIT 23.1


INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference of our opinion dated February 18, 1994 appearing in this Annual Report on Form 10-K of United Companies Financial Corporation for the year ended December 31, 1993 in the following:
Registration Statement No. 33-15326 on Form S-8 pertaining to the United Companies Financial Corporation 1986 Employee Incentive Stock Option Plan, Registration Statement No. 33-17366 on Form S-8 pertaining to the United Companies Financial Corporation Employees' Savings Plan and Trust, and Registration Statement No. 33-29994 on Form S-8 pertaining to the 1989 Stock Incentive Plan and the 1989 Non-Employee Director Stock Option Plan.





Baton Rouge, Louisiana
February 28, 1994