Form 10-Q
period 1994-03-31
UNITED COMPANIES FINANCIAL CORP
filed 1994-05-04
CIK 217416

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                      ------------------------------------

                                   FORM 10-Q

(Mark One)
 (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 1994

                                       OR

 ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

For the period from                          to

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

         The number of shares of $2.00 par value common stock issued and outstanding as of April 28, 1994 was 12,408,363, excluding 515,877 treasury shares.

            UNITED COMPANIES FINANCIAL CORPORATION AND SUBSIDIARIES

                               INDEX TO FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1994



                                                                                                  PAGE
PART I - FINANCIAL INFORMATION

Financial Statements:

Consolidated Balance Sheets
  March 31, 1994 and December 31, 1993  . . . . . . . . . . . . . . . . . . . . . . . . . . .       2

Consolidated Statements of Income
  Three months ended March 31, 1994 and 1993  . . . . . . . . . . . . . . . . . . . . . . . .       3

Consolidated Statements of Cash Flows
  Three months ended March 31, 1994 and 1993  . . . . . . . . . . . . . . . . . . . . . . . .       4

Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . .      5-7

Management's Discussion and Analysis of Financial Condition
  and Results of Operations   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     8-22

Review by Independent Accountants . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      23

Independent Accountants' Report . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      24


PART II - OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      25

Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      26

Index to Exhibits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      27

            UNITED COMPANIES FINANCIAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                    March 31,
                                                                                      1994           December 31
                                                                                   (Unaudited)          1993
                                                                                   -----------    ---------------
Assets
- - ------

Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . .           $    29,579        $    45,530
Temporary investments - reserve accounts. . . . . . . . . . . . . . . .                35,542             27,672
Bonds and stocks - net
      Available-for-sale (amortized cost at March 31, 1994, $885,888) .               872,062              -
      Held-to-maturity (fair value at March 31, 1994, $66,852)  . . . .                66,998            932,697
      Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                28,546             26,698

Loans . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               519,313            542,633
      Less: Allowance for loan losses   . . . . . . . . . . . . . . . .               (21,184)           (21,017)
            Unearned loan charges   . . . . . . . . . . . . . . . . . .                (1,652)            (1,982)
                                                                                  -----------        -----------
      Loans - net . . . . . . . . . . . . . . . . . . . . . . . . . . .               496,477            519,634

Capitalized excess servicing income . . . . . . . . . . . . . . . . . .               131,611            113,192
Deferred policy acquisition costs . . . . . . . . . . . . . . . . . . .                83,584             83,495
Due from reinsurers . . . . . . . . . . . . . . . . . . . . . . . . . .                36,020             36,558
Accrued interest and accounts receivable  . . . . . . . . . . . . . . .                29,528             30,266
Property - net  . . . . . . . . . . . . . . . . . . . . . . . . . . . .                28,995             28,988
Policy loans  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                19,458             19,633
Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 7,621              6,577
                                                                                  -----------        -----------
                Total assets  . . . . . . . . . . . . . . . . . . . . .           $ 1,866,021        $ 1,817,544
                                                                                  ===========        ===========

Liabilities and Stockholders' Equity
- - ------------------------------------

Annuity reserves  . . . . . . . . . . . . . . . . . . . . . . . . . . .           $ 1,317,879        $ 1,294,983
Notes payable:
      Current . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 5,950                500
      Long-term . . . . . . . . . . . . . . . . . . . . . . . . . . . .               175,000            155,000
Policy benefit reserves . . . . . . . . . . . . . . . . . . . . . . . .               123,061            125,340
Allowance for loss on loans serviced  . . . . . . . . . . . . . . . . .                16,393             12,938
Unearned premium reserves . . . . . . . . . . . . . . . . . . . . . . .                 8,876             10,260
Repurchase agreement  . . . . . . . . . . . . . . . . . . . . . . . . .                 5,032             30,000
Deferred income taxes payable . . . . . . . . . . . . . . . . . . . . .                  (534)             5,468
Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . .                52,703             29,687
                                                                                  -----------        -----------
                Total liabilities . . . . . . . . . . . . . . . . . . .             1,704,360          1,664,176
                                                                                  -----------        -----------

Stockholders' equity:
      Common stock, $2 par value;
           Authorized - 20,000,000 shares;
           Issued - 12,879,902 and 12,684,858 shares  . . . . . . . . .                25,760             25,370
      Additional paid-in capital  . . . . . . . . . . . . . . . . . . .                80,817             76,312
      Net unrealized loss on securities . . . . . . . . . . . . . . . .                (8,985)              -
      Retained earnings . . . . . . . . . . . . . . . . . . . . . . . .                72,464             59,988
      Treasury stock and ESOP debt  . . . . . . . . . . . . . . . . . .                (8,395)            (8,302)
                                                                                  -----------        -----------
      Total stockholders' equity  . . . . . . . . . . . . . . . . . . .               161,661            153,368
                                                                                  -----------        -----------
                Total liabilities and stockholders' equity  . . . . .             $ 1,866,021        $ 1,817,544
                                                                                  ===========        ===========

                                 See notes to consolidated financial statements.

            UNITED COMPANIES FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                   Three Months Ended
                                                                                        March 31
                                                                               ---------------------------
                                                                                  1994             1993
                                                                              -----------       ----------
Revenues:
 Interest, charges and fees on loans  . . . . . . . . . . . . . . . . . .     $   27,171        $  20,079
 Investment income  . . . . . . . . . . . . . . . . . . . . . . . . . . .         18,441           17,826
 Loan sale gains  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         22,554            9,882
 Net insurance premiums   . . . . . . . . . . . . . . . . . . . . . . . .         11,981           10,187
 Loan servicing income  . . . . . . . . . . . . . . . . . . . . . . . . .          3,689            2,698
 Investment gains (losses)  . . . . . . . . . . . . . . . . . . . . . . .            (60)             261
                                                                              -----------       ----------
     Total  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         83,776           60,933
                                                                              -----------       ----------

Expenses:
 Interest on annuity policies   . . . . . . . . . . . . . . . . . . . . .         17,793           19,046
 Personnel  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         13,763            9,998
 Insurance commissions  . . . . . . . . . . . . . . . . . . . . . . . . .         11,185            7,285
 Insurance benefits   . . . . . . . . . . . . . . . . . . . . . . . . . .          3,182            4,365
 Loan loss provision  . . . . . . . . . . . . . . . . . . . . . . . . . .          3,996            3,633
 Interest   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          2,425            2,709
 Other operating  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         10,240           13,022
                                                                              -----------       ----------
     Total  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         62,584           60,058
                                                                              -----------       ----------

Income from continuing operations before income taxes . . . . . . . . . .         21,192              875

Provision for income taxes (benefit):
 Current  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          8,646             (564)
 Deferred   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (1,164)             870
                                                                              -----------       ----------
     Total  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          7,482              306
                                                                              -----------       ----------

Income from continuing operations . . . . . . . . . . . . . . . . . . . .         13,710              569

Loss from discontinued operations:
 Loss from discontinued operations net of income tax benefit of $782  . .            -             (1,519)
 Loss on disposal, including estimated operating losses during
 phaseout (less income tax benefit of $8,326)   . . . . . . . . . . . . .            -            (16,066)
                                                                              -----------       ----------
     Total  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            -            (17,585)
                                                                              -----------       ----------

Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $   13,710        $ (17,016)
                                                                              ===========       ==========

Per share data:
  Income from continuing operations . . . . . . . . . . . . . . . . . . .     $     1.05        $     .06
  Loss from discontinued operations . . . . . . . . . . . . . . . . . . .            -              (1.95)
                                                                              -----------       ----------
  Net Income (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . .     $     1.05        $   (1.89)
                                                                              ===========       ==========


                                 See notes to consolidated financial statements.

            UNITED COMPANIES FINANCIAL CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                (IN THOUSANDS)

                                                                                            Three Months Ended
                                                                                                 March 31
                                                                                        ---------------------------
                                                                                           1994            1993
                                                                                        -----------     -----------
Cash flows from continuing operating activities:
          Income from continuing operations . . . . . . . . . . . . . . . . . . . .     $   13,710      $      569
          Adjustments to reconcile income from continuing operations to net cash provided by continuing operating activities:
                  Increase in deferred policy acquisition costs . . . . . . . . . .            (89)         (2,008)
                  Decrease in due from reinsurers . . . . . . . . . . . . . . . . .            538             495
                  Decrease in policy loans  . . . . . . . . . . . . . . . . . . . .            175             869
                  Decrease (increase) in accrued interest and accounts receivable .            738            (959)
                  Increase in other assets  . . . . . . . . . . . . . . . . . . . .         (1,103)         (1,061)
                  Decrease in policy benefit reserves . . . . . . . . . . . . . . .         (1,231)         (1,494)
                  Interest on annuity policies  . . . . . . . . . . . . . . . . . .         17,793          19,046
                  Decrease in unearned premium reserves . . . . . . . . . . . . . .         (1,384)           (271)
                  Deferred income taxes . . . . . . . . . . . . . . . . . . . . . .         (1,164)            870
                  Increase in other liabilities . . . . . . . . . . . . . . . . . .          6,121             (50)
                  Loan loss provision . . . . . . . . . . . . . . . . . . . . . . .          3,996           3,633
                  Amortization and depreciation . . . . . . . . . . . . . . . . . .            709             958
                  Loan sale gains . . . . . . . . . . . . . . . . . . . . . . . . .        (22,554)         (9,882)
                  Amortization of prior loan sale gains . . . . . . . . . . . . . .          8,181           3,921
                  Investment losses (gains) . . . . . . . . . . . . . . . . . . . .             60            (261)
                                                                                        -----------     -----------
                    Net cash provided by continuing operating activities  . . . . .         24,496          14,375
                                                                                        -----------     -----------

Cash flows from discontinued operating activities . . . . . . . . . . . . . . . . .           -              1,432
                                                                                        -----------     -----------

Cash flows from investing activities:
          Proceeds from sales of loans  . . . . . . . . . . . . . . . . . . . . . .        198,332          67,169
          Principal collected on loans  . . . . . . . . . . . . . . . . . . . . . .         22,172          24,898
          Loan originations and acquisitions  . . . . . . . . . . . . . . . . . . .       (202,041)       (101,369)
          Increase in reserve accounts  . . . . . . . . . . . . . . . . . . . . . .         (7,869)         (3,289)
          Proceeds from sales of investments  . . . . . . . . . . . . . . . . . . .            -             6,169
          Proceeds from maturities or calls of investments  . . . . . . . . . . . .         33,449           9,881
          Purchases of investments  . . . . . . . . . . . . . . . . . . . . . . . .       (108,551)        (62,036)
          Capital expenditures  . . . . . . . . . . . . . . . . . . . . . . . . . .           (863)           (293)
                                                                                        -----------     -----------
                    Net cash used by investing activities . . . . . . . . . . . . .        (65,371)        (58,870)
                                                                                        -----------     -----------

Cash flows from financing activities:
          Increase (decrease) in revolving credit debt  . . . . . . . . . . . . . .         20,000          (5,000)
          Increase (decrease) in debt with maturities of three months or less . . .          5,450            (600)
          Decrease in repurchase agreement  . . . . . . . . . . . . . . . . . . . .        (24,968)           -
          Payments on long-term debt  . . . . . . . . . . . . . . . . . . . . . . .           -                (80)
          Increase in managed cash overdraft  . . . . . . . . . . . . . . . . . . .         16,871            -
          Deposits received from annuities and interest sensitive products . .  . .         45,029          58,349
          Payments on annuities and interest sensitive products . . . . . . . . . .        (40,975)        (35,271)
          Cash dividends paid . . . . . . . . . . . . . . . . . . . . . . . . . . .         (1,234)           (677)
          Proceeds from issuance of stock . . . . . . . . . . . . . . . . . . . . .          4,544            -
          Proceeds from exercise of stock options . . . . . . . . . . . . . . . . .            207               8
                                                                                        -----------     -----------
                       Net cash provided by financing activities  . . . . . . . . .         24,924          16,729
                                                                                        -----------     -----------

Decrease in cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . .        (15,951)        (26,334)

Cash and cash equivalents at beginning of period  . . . . . . . . . . . . . . . . .         45,530          54,707
                                                                                        -----------     -----------
Cash and cash equivalents at end of period  . . . . . . . . . . . . . . . . . . . .     $   29,579      $   28,373
                                                                                        ===========     ===========

                                 See notes to consolidated financial statements.

            UNITED COMPANIES FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.        BASIS OF PRESENTATION.

          In the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of only normal accruals, except for discontinued operations, necessary to present fairly the financial position, the results of operations and the cash flows for the interim periods presented.

          These notes reflect only the major changes from those disclosures contained in the Company's Annual Report, as amended, to the United States Securities and Exchange Commission (Form 10-K) for the year ended December 31, 1993 and are not intended to represent complete disclosures required by generally accepted accounting principles.

          The consolidated results of operations for the three months ended March 31, 1994 and 1993 are not necessarily indicative of the results to be expected for the full year. Certain 1993 amounts have been reclassified to conform with the current year presentations. Such reclassifications had no effect on net income.

2.        DISCONTINUED OPERATIONS.

          On May 7, 1993, the Company decided to divest its subsidiary Foster Mortgage Corporation ("FMC"). As a result of this decision, the operations of FMC have been classified as discontinued operations, and, accordingly, the consolidated financial statements and the related notes of the Company segregate continuing and discontinued operations. In connection with the decision to dispose of FMC, the Company recorded a $17.6 million after tax loss in its financial statements as of and for the quarter ended March 31, 1993, reflecting the operating loss of FMC for the quarter ended March 31, 1993 of $1.5 million, net of tax benefit and the estimated loss from disposal of FMC of $16.1 million, net of tax benefit. The Company does not believe that further operating losses of FMC will be reflected in the Company's financial statements.

          As of November 30, 1993, the servicing rights owned by FMC, which constituted substantially all of its assets, were sold. On December 21, 1993, the institutional lenders under FMC's primary credit facility filed a petition in the U.S. bankruptcy court. FMC, as debtor in possession in the bankruptcy proceeding, intends to file a plan of liquidation providing for the disposal of FMC's remaining assets and distributions to FMC's creditors. In connection with such bankruptcy proceedings, certain payments previously received from FMC by the Company may be determined to be preferential, thereby requiring the refund of such payments. In addition, certain amounts now owed by FMC to its creditors, including the Company, may be reduced. If the Company were required to refund such amounts or is unable to collect such amounts owed to it, the Company has estimated that the potential additional loss could range up to $2.7 million, net of income taxes. Further, the group of institutional lenders under FMC's primary credit facility has questioned the Company's computation and allocation between FMC and the Company of the income tax benefits relating to FMC's losses. FMC recorded a tax benefit of approximately $3.6 million equal to the refund of previously paid income taxes computed on a separate company income tax return basis. The Company has recorded a tax benefit of approximately $5 million from the disposal of its investment in the preferred stock of FMC. These institutional lenders have not yet specified the manner in which they contend the tax benefits should be computed and allocated. Management of the Company believes that its computation and allocation of the tax benefit is proper and that no additional amount is owed by the Company to FMC in this regard.

          FMC is in payment default under its primary credit facility and the outstanding principal balance as of March 31, 1994 of approximately $43.7 million is due. The Company has not guaranteed any debt of FMC and believes, based upon advice of its counsel, that it has no responsibility for the obligations of

          FMC under such credit facility or (excluding potential consequences of the bankruptcy filing or potential additional payment for tax benefits as discussed above) for any other liabilities to FMC's lenders.

          Revenues for FMC for the three months ending March 31, 1994 and 1993 totaled $.2 million and $9.4 million, respectively. At March 31, 1994 assets of FMC were $16.5 million and liabilities were $52.5 million consisting principally of accounts payable and $45.2 million of notes payable.

3.        CASH PAID FOR INTEREST AND INCOME TAXES.

          During the three months ended March 31, 1994 and 1993, the Company paid interest on notes payable in the amount of $2.5 million and $2.7 million and income taxes in the amount of $7.7 million and $1.9 million, respectively.

4.        BONDS AND STOCKS - NET.

          During the first quarter of 1994, the Company implemented the provisions of Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 115, which revised the method of accounting for certain of the Company's investments. Prior to adoption of SFAS No. 115, the Company reported its investments in fixed income investments at amortized cost, adjusted for declines in value considered to be other than temporary. SFAS No. 115 requires the classification of securities in one of three categories:
          "available-for-sale", "held-to-maturity" or "trading securities". Securities classified as held-to-maturity are carried at amortized cost, whereas securities classified as trading securities or available-for-sale are recorded at market value. Effective with the adoption of SFAS No. 115, the Company determined the appropriate classification of its investments and, if necessary, adjusted the carrying value of such securities accordingly as if the unrealized gains or losses had been realized. The adjustment, net of applicable income taxes, for investments classified as available-for-sale is recorded in "Net unrealized loss on securities" and is included in stockholders' equity.

          At March 31, 1994, the Company's portfolio of bonds and stocks consisted of the following (in thousands):

                                                 Amortized    Unrealized      Unrealized
                                                    Cost         Gains          Losses          Market
          ---------------------------------------------------------------------------------------------
          Available-for-sale
             Debt securities
               Corporate  . . . . . . . . . . .  $ 243,768      $ 5,956        $  3,360       $ 246,364
               U.S.Treasury . . . . . . . . . .     10,719          289           -              11,008
               Mortgage-backed  . . . . . . . .    611,745        1,736          19,200         594,281
               Foreign governments  . . . . . .     18,498        1,050             196          19,352
               Other  . . . . . . . . . . . . .        425           31           -                 456
                                                 ---------      -------        --------       ---------
                   Total  . . . . . . . . . . .    885,155        9,062          22,756         871,461
                                                 ---------      -------        --------       ---------

             Equity securities  . . . . . . . .        733           30             162             601
                                                 ---------      -------        --------       ---------
                   Total  . . . . . . . . . . .  $ 885,888      $ 9,092        $ 22,918       $ 872,062
                                                 =========      =======        ========       =========

          Held-to-maturity
             Debt securities
               Corporate  . . . . . . . . . . .  $  11,967                                    $  11,967
               U.S.Treasury . . . . . . . . . .      3,759      $    81        $     74           3,766
               Mortgage-backed  . . . . . . . .     51,122          -               161          50,961
               Other  . . . . . . . . . . . . .        150            8           -                 158
                                                ----------      -------        --------       ---------
                    Total . . . . . . . . . . .  $  66,998      $    89        $    235       $  66,852
                                                 =========      =======        ========       =========
          Other
             Investment in limited
                  partnership . . . . . . . . .  $  28,546                                    $  28,546
                                                 =========                                    =========

          Net unrealized losses on securities included in stockholders' equity at March 31, 1994 is as follows:

               Gross unrealized gains . . . . .  $  9,092
               Gross unrealized losses  . . . .   (22,918)
               Deferred income taxes  . . . . .     4,841
                                                 ---------
                   Total  . . . . . . . . . . .  $ (8,985)
                                                 =========


          During the first quarter of 1994, net realized investment losses of approximately $60,000 resulted from investment gains of $95,000 offset by investment losses of $155,000, including a $150,000 addition to the allowance for bond losses.


5.        OTHER LIABILITIES.

          At March 31, 1994, other liabilities included approximately $16.9 million representing a managed cash overdraft in the book balances of the Company's primary disbursement accounts.


6.        ACCOUNTING STANDARDS.

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

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

          The following analysis should be read in conjunction with the Company's consolidated financial statements and accompanying notes presented elsewhere herein.

OVERVIEW

          The table below sets forth income from continuing operations before income taxes for each of the Company's business segments and certain home equity loan data for the indicated periods:


                                                                Three Months Ended March 31,
                                                                ----------------------------
                                                                    1994           1993
                                                                 ----------    -----------
                                                                  (dollars in thousands)

     Mortgage operations
       UC Lending   . . . . . . . . . . . . . . . . . . . . .    $   20,619    $   2,225
     Insurance operations
       UC Life  . . . . . . . . . . . . . . . . . . . . . . .         1,579         (493)
       UG Title   . . . . . . . . . . . . . . . . . . . . . .           360          260
     Other operations   . . . . . . . . . . . . . . . . . . .          (240)          29
     Corporate and eliminations   . . . . . . . . . . . . . .        (1,126)      (1,146)
                                                                 -----------   -----------
        Total   . . . . . . . . . . . . . . . . . . . . . . .    $   21,192    $     875
                                                                 ===========   ===========

     Home equity loan originations  . . . . . . . . . . . . .    $  197,357    $  89,395
     Home equity loans sold   . . . . . . . . . . . . . . . .       198,332       66,872
     Interest spread retained on home equity
        loans sold  . . . . . . . . . . . . . . . . . . . . .         5.61%        5.11%

         MORTGAGE OPERATIONS.

            In 1993, the Company began selling its home equity loans in public securitization transactions through its own shelf registration statement. The Company believes loan securitizations improve its access to funding and thereby provides a distribution outlet sufficient to meet the Company's expanding home equity loan production. Mortgage operations are conducted through United Companies Lending Corporation ("UC Lending"). Home equity loan production for the first quarter of 1994 increased to $197.3 million compared to $89.4 million for the first quarter of 1993. The Company's strategy for increasing home equity loan production includes continued geographic expansion, introduction of new loan products and wholesale loan originations, including those from financial institutions through a program initiated in 1993. During the first quarter of 1994, the Company opened ten new offices in seven additional states thereby expanding its retail operations to 30 states. In addition, 220 brokers and correspondents were added to the Company's wholesale loan network, which currently has 540 representatives in 16 states.

         Income from operations of the mortgage division for the first quarter were $20.6 million, an increase of approximately $18.4 million compared to the same period of 1993, primarily as the result of a $131 million increase in the amount of loans sold and an increase in the interest spread retained on such sales and in loan fees recognized at the time of sale.

         INSURANCE OPERATIONS.

            Life and annuity products. Income from operations of United Companies Life Insurance Company ("UC Life") for the first quarter of 1994 increased approximately $2.1 million compared to the same period of 1993 primarily as the result of the positive effect of an increase in the interest margin on the Company's annuity products, which rose from 1.80% for the first quarter of 1993 to 2.61% for the same period of 1994. The positive effect on income of this factor was partially offset by a $.7 million increase in the provision for loan losses during the first quarter of 1994 when compared to the same period of 1993. In addition, during the first quarter of 1993, earnings of UC Life were reduced by approximately $1.4 million as the result of an estimated loss in connection with the termination of an agreement with a third-party administrator of credit life insurance underwritten by UC Life.


            Title insurance products. The Company's title insurance unit, United General Title Insurance Company ("UG Title"), expanded its operations into Kansas during the first quarter of 1994 and increased its premium volume approximately $5.0 million compared to the first quarter of 1993. UG Title underwrites title insurance in 27 states, operating through a network of approximately 700 independent agents.


RESULTS OF OPERATIONS

         The Company's financial statements present Foster Mortgage Corporation as discontinued operations (see note 2 to consolidated financial statements). Discussed below are results of continuing operations for the periods presented and certain financial data by business segment for such periods.

THREE MONTHS ENDED MARCH 31, 1994 AND 1993

         The following table sets forth certain financial data for the periods indicated.

                                                                 Three Months Ended March 31,
                                                               ------------------------------
                                                                   1994               1993
                                                                -----------        ----------
                                                                       (in thousands)
        Total revenues  . . . . . . . . . . . . . . . . . .     $ 83,776           $ 60,933
        Total expenses  . . . . . . . . . . . . . . . . . .       62,584             60,058
        Income from continuing operations
           before income taxes  . . . . . . . . . . . . . .       21,192                875
        Income from continuing operations   . . . . . . . .       13,710                569

         Revenues. The following table sets forth information regarding the components of the Company's revenues for the three months ended March 31, 1994 and 1993.

                                                                Three Months Ended March 31,
                                                               ------------------------------
                                                                  1994               1993
                                                               -----------        -----------
                                                                       (in thousands)
        Interest, charges and fees on loans   . . . . . . .    $   27,171           $  20,079
        Investment income   . . . . . . . . . . . . . . . .        18,441              17,826
        Loan sale gains   . . . . . . . . . . . . . . . . .        22,554               9,882
        Net insurance premiums  . . . . . . . . . . . . . .        11,981              10,187
        Loan servicing income   . . . . . . . . . . . . . .         3,689               2,698
        Investment gains  . . . . . . . . . . . . . . . . .           (60)                261
                                                               -----------          ---------
            Total   . . . . . . . . . . . . . . . . . . . .    $   83,776           $  60,933
                                                               ===========          =========

         Interest, charges and fees on loans increased $7.1 million for the first three months of 1994. This line item includes interest on mortgage loans owned by the mortgage and insurance divisions and loan origination fees earned by the mortgage division. Loan origination fees in excess of direct origination costs on loans held by the Company are recognized over the life of the loan and are recognized at the time of sale on loans sold to third parties. During the three months ended March 31, 1994 and 1993, the Company sold approximately $198 million and $67 million, respectively, in home equity loans and recognized approximately $7.0 million and $2.8 million, respectively, in
net loan origination fees in connection with these sales.   Other loan income
includes primarily prepayment fees, late charges, and insurance commissions.

         The following table presents the composition of interest, charges and fees on loans for the periods indicated.

                                                                  Three Months Ended March 31,
                                                                ------------------------------
                                                                   1994                1993
                                                                ---------           ---------
                                                                       (in thousands)
        Mortgage loan interest  . . . . . . . . . . . . . .     $   12,027         $   12,309
        Loan origination fees   . . . . . . . . . . . . . .         12,465              5,959
        Other loan income   . . . . . . . . . . . . . . . .          2,679              1,811
                                                                ----------         ----------
           Total interest, charges and fees on loans  . . .     $   27,171         $   20,079
                                                                ==========         ==========

         The Company estimates that non-accrual loans reduced mortgage loan interest for the first three months of 1994 and 1993 by approximately $2.5 million and $2.3 million, respectively. During the three months ended March 31, 1994 the average amount of non- accrual loans owned by the Company was $28.7 million compared to approximately $34.3 million during the same period of 1993. In addition, the average balance of loans serviced for third parties which were on a non-accrual basis or in foreclosure was $50.8 million and $39.3 million during the first three months of 1994 and 1993, respectively, representing 4.5% and 4.4%, respectively, of the average amount of loans serviced for third parties. The Company is generally obligated to advance interest on delinquent loans to the investor or holder of the mortgage-backed security, as the case may be, at the pass-through rate until satisfaction of the note, liquidation of the collateral or charge off of the delinquent loan. At March 31, 1994, the Company owned approximately $8.2 million of commercial loans which were on an accrual status, but which the Company considers as potential problem loans, compared to $9.4 million at March 31, 1993. The Company evaluates each of these commercial loans to estimate its risk of loss in the investment and provides for such loss through a charge to earnings.

         Investment income totaled $18.4 million on average investments of approximately $989 million for the first three months of 1994 compared to investment income of $17.8 million on average investments of approximately $802 million during the same period of 1993. The impact on revenue of the increased asset base in 1994 was offset by lower weighted average investment yields than experienced during the first quarter of 1993. At March 31, 1994 the amortized cost of the fixed income portfolio totaled $952 million and was comprised principally of $663 million in investment grade mortgage-backed securities and $274 million in investment grade bonds. At March 31, 1994, the weighted average rating of the publicly traded bond portfolio according to nationally recognized rating agencies was "AA".

         Net insurance premiums increased $1.8 million for the first three months of 1994 compared with the same period of 1993. Net insurance premiums reflect revenues associated primarily with sales of title insurance policies underwritten by UG Title and credit insurance underwritten by UC Life. The increase in premium income is primarily the result of an increase of $5.0 million in title insurance premiums offset by a reduction in premiums earned on credit insurance products reflecting the impact of UC Life's decision to discontinue sales of credit insurance products.

         Loan sale gains recognized by the Company's mortgage unit increased $12.7 million during the first three months of 1994 over the same period in 1993. Loan sale gains approximate the present value over the estimated lives of the loans of the excess of the contractual rates on the loans sold, over the sum of the pass through rate paid to the buyer, a normal servicing fee, a trustee fee, a surety bond fee, if any, in mortgage-backed securitization transactions, and an estimate of future credit losses. The increase in the amount of loan sale gains was due primarily to a $131 million increase in the amount of loans sold and to an increase in excess servicing income retained by the Company (i.e., the stated interest rate on the loan less the pass through rate and the normal servicing fee and other applicable recurring fees). Interest spread retained by the Company on loans sold includes the normal servicing fee. The following table presents information regarding home equity loan sale transactions for the periods indicated.

                                                                 Three Months Ended March 31,
                                                                ------------------------------
                                                                    1994               1993
                                                                -----------        -----------
                                                                   (dollars in thousands)
        Home equity loans sold  . . . . . . . . . . . . . .     $  198,332         $   66,872
        Average coupon on home equity loans sold  . . . . .         11.67%             12.90%
        Interest spread retained on home equity loans sold           5.61%              5.11%
        Home equity loan sale gains   . . . . . . . . . . .     $   22,554         $    9,882

        Historically, the Company originated and sold portfolios of home equity loans on a whole loan basis (or participation therein) to institutional investors or government-sponsored mortgage agencies or conduits and, during 1992, with the participation of one of these investors, securitized and publicly sold home equity loan pass-through certificates. In the second quarter of 1993, the Company began selling its loans in public securitization transactions through its own shelf registration statement. The Company realized an increase in the interest spread retained on home equity loans sold from 5.11% in the three months ended March 31, 1993, to 5.61% in the three months ended March 31, 1994. Fluctuations in and the level of market interest rates will impact the interest spread retained by the Company on loans sold, and, potentially, the amount of its loan sale gains. An increase in the level of these interest rates could adversely affect the interest spread on loans sold, whereas such interest spread generally widens during a declining interest rate environment. Although strategic actions can be taken by the Company during a rising interest rate environment to mitigate the impact on earnings of fluctuations in market rates, such as increasing the coupon rate charged on its loan products, the effect of such action will generally lag behind the impact of market rate fluctuations. As the result of recent increases in the level of interest rates, the interest spread retained by the Company on loan sales during the first quarter of 1994 declined to 5.61% from 6.06% retained on loan sales during the fourth quarter of 1993. If the current level of market interest rates is sustained or if such rates continue to increase during the second quarter of 1994, the interest spread retained on home equity loans sold during the second quarter of 1994 may be narrower than that received on sales during the three months ended March 31, 1994.

        Loan servicing income increased $1.0 million for the three months ending March 31, 1994 compared to the same period of 1993, reflecting the impact of an increased amount of home equity loans serviced for third parties offset by an increase in the amortization of prior loan sale gains. The following table reflects the components of loan servicing income for the periods indicated.

                                                                Three Months Ended March 31,
                                                              -------------------------------
                                                                  1994               1993
                                                              -----------        ------------
                                                                     (in thousands)
        Servicing fees earned   . . . . . . . . . . . . . .    $   11,870          $   6,619
        Amortization of loan sale gains   . . . . . . . . .        (8,181)            (3,921)
                                                               -----------         ----------
        Loan servicing income   . . . . . . . . . . . . . .    $    3,689          $   2,698
                                                               ===========         ==========

        Expenses. The following table presents the components of the Company's expenses for the periods indicated.

                                                               Three Months Ended March 31,
                                                              -------------------------------
                                                                  1994               1993
                                                              -----------        ------------
                                                                     (dollars in thousands)
        Interest on annuity policies  . . . . . . . . . . .     $   17,793          $  19,046
        Personnel   . . . . . . . . . . . . . . . . . . . .         13,763              9,998
        Insurance commissions   . . . . . . . . . . . . . .         11,185              7,285
        Insurance benefits  . . . . . . . . . . . . . . . .          3,182              4,365
        Loan loss provision   . . . . . . . . . . . . . . .          3,996              3,633
        Interest  . . . . . . . . . . . . . . . . . . . . .          2,425              2,709
        Other operating   . . . . . . . . . . . . . . . . .         10,240             13,022
                                                                ----------          ---------
           Total    . . . . . . . . . . . . . . . . . . . .     $   62,584          $  60,058
                                                                ==========          =========

        Interest on annuity policies declined $1.3 million for the first three months of 1994 when compared to the same period of 1993 as the result of a reduction in the average interest crediting rate on the Company's annuity policies offset by the impact of an increase in annuity reserves. Average annuity reserves were $1.3 billion during the first quarter of 1994, an increase of approximately $137 million from the same period of 1993.

        Personnel expenses increased approximately $3.8 million primarily because of costs associated with the geographic expansion of the Company's mortgage subsidiary and an increase in the cost of the Company's employee benefit and incentive plans.

        Insurance commissions for the first three months of 1994 increased by approximately $3.9 million over commissions for the same period of 1993 primarily as the result of commissions associated with the increase in title policies written. Commissions paid on issuance of the Company's single premium deferred annuity products are generally capitalized as deferred policy acquisition costs ("DPAC") and amortized over the estimated life of the policy. During the three months ended March 31, 1994, the Company capitalized approximately $3.5 million in commissions paid on sales of annuities compared to $3.7 million during the same period of 1993. Amortization of commission expense on annuities capitalized in prior periods was $2.2 million during the three months ended March 31, 1994, compared to $1.4 million during the same period of 1993.

        The Company's loan loss provision was $4.0 million and $3.6 million for the three months ended March 31, 1994 and 1993, respectively. The increase in the provision resulted primarily from an increase by UC Life in the provision for losses on commercial real estate mortgage loans.

        Interest expense for the first three months of 1994 declined $.3 million from the same period of 1993 primarily as the result of a $20 million decrease in average debt outstanding.

        Other operating expenses for the three months ended March 31, 1994 declined approximately $2.8 million when compared to the same period of 1993. Other operating expenses in the first quarter of 1993 included a $2.3 million accrual for the estimated cost of a legal settlement and $1.4 million in estimated losses in connection with termination of a third party administrative contract for credit insurance.


FINANCIAL INFORMATION ON BUSINESS SEGMENTS

        The following tables reflect income from continuing operations before income taxes for each of the Company's business segments for the three months ended March 31, 1994 and 1993, respectively.

                                                               Three Months Ended March 31, 1994
                                             ----------------------------------------------------------------------
                                                                                             Corporate,
                                                               Life           Title      Other Operations,
                                             Mortgage       Insurance       Insurance      & Eliminations     Total
                                             --------       ---------       ---------      --------------     -----
                                                                          (in thousands)
Revenues:
   Interest, charges and fees on loans  .    $ 14,661       $ 11,577                        $    933        $ 27,171
   Loan sale gains  . . . . . . . . . . .      22,554                                                         22,554
   Investment income  . . . . . . . . . .         266         18,373        $    161            (359)         18,441
   Net insurance premiums   . . . . . . .                      3,068           8,913                          11,981
   Loan servicing income  . . . . . . . .       4,977            (44)                         (1,244)          3,689
   Investment gains (losses)  . . . . . .                        (60)                                            (60)
                                             ---------      ---------       ---------       ---------       ---------
      Total   . . . . . . . . . . . . . .      42,458         32,914           9,074            (670)         83,776
                                             ---------      ---------       ---------       ---------       ---------

Expenses:
   Interest on annuity policies   . . . .                     17,793                                          17,793
   Personnel  . . . . . . . . . . . . . .      10,392          1,340             256           1,775          13,763
   Insurance commissions  . . . . . . . .                      3,360           7,675             150          11,185
   Loan loss provision  . . . . . . . . .       2,664          1,332                                           3,996
   Insurance benefits   . . . . . . . . .                      3,008             174                           3,182
   Interest   . . . . . . . . . . . . . .       1,216            248                             961           2,425
   Other operating  . . . . . . . . . . .       7,567          4,254             609          (2,190)         10,240
                                             ---------      ---------       ---------       ---------       ---------
      Total   . . . . . . . . . . . . . .      21,839         31,335           8,714             696          62,584
                                             ---------      ---------       ---------       ---------       ---------

Income (loss) from continuing operations
     before income taxes  . . . . . . . .    $ 20,619       $  1,579        $    360        $ (1,366)       $ 21,192
                                             =========      =========       =========       =========       =========

                                                             Three Months Ended March 31, 1993
                                             -----------------------------------------------------------------------
                                                                                             Corporate,
                                                               Life           Title      Other Operations,
                                             Mortgage       Insurance       Insurance      & Eliminations    Total
                                             --------       ---------       ---------      --------------    -----
                                                                        (in thousands)
Revenues:
   Interest, charges and fees on loans  .     $ 7,712       $ 11,053                        $  1,314       $  20,079
   Investment income  . . . . . . . . . .         170         17,761             125            (230)         17,826
   Net insurance premiums   . . . . . . .                      6,264           3,923                          10,187
   Loan sale gains  . . . . . . . . . . .       9,662                                            220           9,882
   Loan servicing income  . . . . . . . .       4,020            115                          (1,437)          2,698
   Investment gains (losses)  . . . . . .                        266                              (5)            261
                                              --------      ---------      ----------       ---------      ----------
      Total   . . . . . . . . . . . . . .      21,564         35,459           4,048            (138)         60,933
                                              --------      ---------      ----------       ---------      ----------

Expenses:
   Interest on annuity policies   . . . .                     19,046                                          19,046
   Personnel  . . . . . . . . . . . . . .       7,200          1,124             147           1,527           9,998
   Insurance commissions  . . . . . . . .                      4,187           3,291            (193)          7,285
   Insurance benefits   . . . . . . . . .                      4,259             106                           4,365
   Loan loss provision  . . . . . . . . .       3,012            621                                           3,633
   Interest   . . . . . . . . . . . . . .       1,035            266                           1,408           2,709
   Other operating  . . . . . . . . . . .       8,092          6,449             244          (1,763)         13,022
                                              --------      ---------      ----------       ---------      ----------
      Total   . . . . . . . . . . . . . .      19,339         35,952           3,788             979          60,058
                                              --------      ---------      ----------       ---------      ----------

Income (loss) from continuing operations
     before income taxes  . . . . . . . .     $ 2,225       $   (493)      $     260        $ (1,117)      $     875
                                              ========      =========      ==========       =========      ==========



MORTGAGE OPERATIONS


         The following tables reflect results of operations and selected financial data for the indicated periods for the Company's mortgage operations.

                                                              Three Months Ended
                                                                  March 31,
                                                            ----------------------
                                                              1994           1993
                                                             ------        -------
                                                                (in thousands)
Revenues:
Loan sale gains . . . . . . . . . . . . . . . . . . .       $ 22,554      $  9,662
Loan fees . . . . . . . . . . . . . . . . . . . . . .         12,465         5,959
Loan servicing income . . . . . . . . . . . . . . . .          4,997         4,020
Other . . . . . . . . . . . . . . . . . . . . . . . .          2,442         1,923
                                                            --------      --------
      Total   . . . . . . . . . . . . . . . . . . . .         42,458        21,564
                                                            --------      --------

Expenses  . . . . . . . . . . . . . . . . . . . . . .         21,839        19,339
                                                            --------      --------
Income from operations before taxes . . . . . . . . .       $ 20,619      $  2,225
                                                            ========      ========

                                                                Three Months Ended
                                                                    March 31,
                                                             -------------------------
                                                               1994             1993
                                                             --------         --------
                                                              (dollars in thousands)

Selected Mortgage Financial Data

Home Equity Originations:
Loan originations . . . . . . . . . . . . . . . . . .     $   197,357     $     89,395
Number of loans originated  . . . . . . . . . . . . .           4,537            2,633
Average loan origination amount . . . . . . . . . . .     $        43     $         34

Home Equity Loan Sales:
Loan sales  . . . . . . . . . . . . . . . . . . . . .     $   198,332     $     66,872
Loan sale gains . . . . . . . . . . . . . . . . . . .          22,554            9,662
Interest spread retained on loans sold  . . . . . . .           5.61%            5.11%

Loan Servicing:
Total home equity portfolio (period end)  . . . . . .     $ 1,248,424     $    859,374
Total loan portfolio (period end) . . . . . . . . . .       1,668,714        1,387,318
Loans 30+ days past due (period end)  . . . . . . . .         118,656          109,850
Loan servicing income . . . . . . . . . . . . . . . .           4,977            4,020

INSURANCE OPERATIONS

         The following tables reflect results of operations and selected financial data for the respective periods for the Company's insurance operations.

                                                                Three Months Ended
                                                                   March 31,
                                                           ---------------------------
                                                             1994               1993
                                                           --------           --------
                                                                 (in thousands)

Revenues:
Investment income . . . . . . . . . . . . . . . . . .     $    18,533     $    17,886
Interest on loans . . . . . . . . . . . . . . . . . .          11,470          11,053
Title insurance premiums  . . . . . . . . . . . . . .           8,913           3,923
Life insurance premiums . . . . . . . . . . . . . . .           3,068           6,264
Other . . . . . . . . . . . . . . . . . . . . . . . .               4             381
                                                          -----------     ------------
      Total   . . . . . . . . . . . . . . . . . . . .          41,988          39,507
                                                          -----------     ------------

Expenses  . . . . . . . . . . . . . . . . . . . . . .          40,049          39,740
                                                          -----------     ------------
Income (loss) from operations
   before income taxes  . . . . . . . . . . . . . . .     $     1,939     $      (233)
                                                          ===========     ============

                                                                Three Months Ended
                                                                    March 31,
                                                           ---------------------------
                                                             1994               1993
                                                           --------           --------
                                                             (dollars in thousands)

Selected Insurance Financial Data

Annuities:
Annuity sales . . . . . . . . . . . . . . . . . . . .     $    45,029     $     58,349
Annuity reserves  . . . . . . . . . . . . . . . . . .       1,317,879        1,190,345
Average interest margin on annuities  . . . . . . . .           2.61%            1.80%


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

         Loans. Substantially all of the loans owned by the Company were originated by UC Lending through its branch (i.e, retail) network or wholesale loan program. The Company's loan portfolio at March 31, 1994 was comprised primarily of $302 million in home equity loans and $184 million in commercial loans. In connection with its origination of home equity loans, the Company relies on thorough underwriting and credit review procedures by UC Lending, a mortgage on the borrower's residence and, in some cases, other security, and, in its retail origination program, close personal contact with borrowers through its branch office system to manage credit risk on its loans. In addition to servicing the loans owned by the Company, UC Lending serviced approximately $1.2 billion in loans for third parties at March 31, 1994. The Company is subject to risk of loss on loans in its owned portfolio and for loans sold under loan sale agreements that provide limited recourse against, or subordination of cash and excess interest spread relating to the sold loans owned by, the Company. Such recourse and subordination relate to credit losses which may occur after the sale of the loans and continues until the earlier of the payment in full of the loans or termination of the agreement pursuant to which the loans were sold. The Company is also obligated to repurchase or replace loans which may be determined after the sale to violate representations and warranties relating to them and which are made by the Company at the time of the sale. The Company regularly evaluates the quality of the loan portfolio and estimates its risk of loss based upon historical loss experience, prevailing economic conditions, estimated collateral value and such other factors which, in management's judgment, are relevant in estimating the credit
risk in owned and/or serviced loans.   Estimated losses on the owned portfolio
are provided for by an increase in the allowance for loan losses through a charge to current operating income. For loans sold with limited recours or subordination of certain cash and excess interest spread relating to the sold loans, the Company reduces the amount of gain recognized on the sale by the estimated amount of credit losses, subject to the recourse limitation or maximum subordination amount of the related loan sale agreements, and records such amount on its balance sheet in the allowance for loss on loans serviced. At March 31, 1994, the maximum recourse associated with sales of home equity loans according to terms of the loan sale agreements totaled approximately $148.6 million, of which amount approximately $132.2 million relates to the subordinated cash and excess interest spread. However, the Company's estimate of its losses, based on historical loan loss experience, was approximately $16.4 million at March 31, 1994, and is recorded in the Company's allowance for loss on loans serviced. Should credit losses on loans sold with limited recourse or subordination of certain cash and excess interest spread materially exceed the Company's estimates for such losses, such consequence will have a material adverse impact on the Company's operations.

         At March 31, 1994, the contractual balance of loans serviced by UC Lending was approximately $1.7 billion comprised of approximately $480 million serviced for the Company and approximately $1.2 billion serviced for investors. The geographic distribution of this portfolio by state and by loan category was as follows at March 31, 1994:

                                                                                                      Percent
   State                          Home Equity   Commercial    Conventional    Consumer      Total     of Total
   -----                          -----------   ----------    ------------    --------     -------    --------
                                                               (dollars in thousands)

   Florida    . . . . . . . .    $    175,704  $   94,073       $   9,620      $  18     $   279,415     16.7%
   Louisiana  . . . . . . . .         126,220      13,629          44,376         24         184,249     11.0
   Ohio   . . . . . . . . . .         152,512       6,137           1,992          -         160,641      9.6
   Tennessee  . . . . . . . .         105,052      22,804           5,731          8         133,595      8.0
   Alabama  . . . . . . . . .         108,268      12,613           5,653          3         126,537      7.6
   North Carolina   . . . . .         108,345      16,742           1,964          -         127,051      7.6
   Georgia  . . . . . . . . .          68,630      51,942           3,012         12         123,596      7.4
   Virginia   . . . . . . . .          47,400      22,375           3,101          -          72,876      4.4
   Indiana  . . . . . . . . .          60,759       3,489           1,325          -          65,573      3.9
   South Carolina   . . . . .          58,926       1,274           1,425          -          61,625      3.7
   Mississippi  . . . . . . .          30,781       7,714             967         13          39,475      2.4
   Other States   . . . . . .         205,828      78,406           9,846          1         294,081     17.7
                                 ------------  ----------       ---------      -----     -----------    ------
       Total  . . . . . . . .    $  1,248,425  $  331,198       $  89,012      $  79     $ 1,668,714    100.0%
                                 ============  ==========       =========      =====     ===========    ======

         The following table provides a summary of loans owned and/or serviced by UC Lending which are past due 30 days or more, foreclosed properties and loans charged off as of the dates indicated.

                                                            Foreclosed Properties
                                                            -----------------------
                      Contractual   Delinquencies               Owned    Serviced for                   % of
                        Balance      Contractual    % of       by the     Third Party     Net Loans   Average
Period Ended           of Loans        Balance     Amount      Company    Investors      Charged Off   Loans*
- - ------------        -----------------------------------------------------------------------------------------
                                                    (dollars in thousands)

Three months ended March 31, 1994
- - ---------------------------------
Home equity . . .     $ 1,248,424     $  100,211    8.03%    $   14,199   $   7,846      $  3,879      1.32%
Commercial  . . .         331,198         14,858    4.49%        23,328      10,286          (112)
                                                                                                        -
Conventional  . .          89,013          3,572    4.01%            30        -               14       .04%
Consumer  . . . .              79             15     -             -           -              (13)
                      -----------     ----------             ----------   ---------      ---------
     Total  . . .     $ 1,668,714     $  118,656    7.11%    $   37,557   $  18,132      $   3,768
                      ===========     ==========             ==========   =========      =========

Year ended December 31, 1993
- - ----------------------------
Home equity . . .     $ 1,125,139     $   92,974    8.26%    $   17,014   $   8,355      $  8,548      0.88%
Commercial  . . .         345,365         19,292    5.59%        20,871       9,275         3,579      0.95%
Conventional  . .          98,189          3,730    3.80%           148        -              112      0.09%
Consumer  . . . .              88             17     -             -           -              (35)      -
                      -----------     ----------             ----------   ---------      ---------
     Total  . . .     $ 1,568,781     $  116,013    7.40%    $   38,033   $  17,630      $ 12,204
                      ===========     ==========             ==========   =========      =========

Year ended December 31, 1992
- - ----------------------------
Home equity . . .     $   819,448     $   71,762    8.76%    $   13,092   $   7,244      $  4,498       .59%
Commercial  . . .         404,857         29,954    7.40%        20,976       7,338         4,805      1.14%
Conventional  . .         143,311          2,933    2.05%           291        -                4       -
Consumer  . . . .             206             64     -             -           -               82      2.86%
                      -----------     ----------             ----------   ---------      ---------
     Total  . . .     $ 1,367,822     $  104,713    7.66%    $   34,359   $  14,582      $  9,389
                      ===========     ==========             ==========   =========      =========

*Annualized for the three months ended March 31, 1994


         Management continues to focus on reducing the level of non-earning assets owned and/or serviced by focusing on expediting the foreclosure process. As the result of both being more aggressive in liquidating foreclosed property and incurring a higher incidence of loss on properties sold, the Company's net charge-offs in the three months ended March 31, 1994 increased to $3.8 million compared to $2.6 million during the same period of 1993. During the first quarter of 1994, the balance of home equity loans owned by the Company was reduced by $2.8 million. The Company will continue to focus resources on further reductions in the level of foreclosed properties.

         The above delinquency and loan loss experience represents the Company's recent experience. However, the delinquency, foreclosure and net loss percentages may be affected by the increase in the size and relative lack of seasoning of the portfolio. As a result, the information in the above tables should not be considered as a basis for assessing the likelihood, amount or severity of delinquencies or losses in the future on loans and no assurance can be given that the delinquency and loss experience presented in the tables will be indicative of such experience on loans.

         A summary analysis of the changes in the Company's allowance for loan losses for the indicated periods is as follows.

                                                             Three months ended March 31,
                                                             ----------------------------
                                                                1994            1993
                                                             -----------    -------------
                                                                   (in thousands)
     Balance at beginning of period   . . . . . . .          $    21,017    $    15,842

     Loans charged to allowance
        Home equity   . . . . . . . . . . . . . . .               (4,029)       (2,590)
        Commercial  . . . . . . . . . . . . . . . .                    -          (116)
        Conventional  . . . . . . . . . . . . . . .                  (14)            -
        Consumer  . . . . . . . . . . . . . . . . .                   (1)           (6)
                                                             ------------   -----------
            Total   . . . . . . . . . . . . . . . .               (4,044)       (2,712)
     Recoveries on loans previously
        charged to allowance  . . . . . . . . . . .                  276           157
                                                             ------------   -----------
     Net loans charged off  . . . . . . . . . . . .               (3,768)       (2,555)

     Loan loss provision    . . . . . . . . . . . .                3,996         3,633
     Reserve reclassification   . . . . . . . . . .                  (61)          (18)
                                                             ------------   -----------
     Balance at end of period   . . . . . . . . . .          $    21,184    $   16,902
                                                             ============   ===========

     Specific reserves  . . . . . . . . . . . . . .          $     8,429    $    7,750
     Unallocated reserves   . . . . . . . . . . . .               12,755         9,152
                                                             ------------   -----------
     Total reserves   . . . . . . . . . . . . . . .          $    21,184    $   16,902
                                                             ============   ===========


         Specific reserves are provided for foreclosures in which the carrying value of the loan exceeds the market value of the collateral. Unallocated reserves are provided for loans not in foreclosure and are calculated primarily using objective measurement techniques. Unallocated reserves also include reserves for active loans which have been modified or indicate potential problems as well as reserves for a $32.5 million subordinated position the Company acquired in connection with the securitization and sale of approximately $230 million in commercial real estate mortgage loans in 1990.
At March 31, 1994, the Company owned $37.6 million of property acquired in settlement of loans, excluding the specific reserves attributed to these properties. These balances are included in the loans owned by the Company.
The specific reserve in the table above is provided to reduce the carrying value of these properties to their market value.

         A summary of the amounts provided by the Company for future credit losses on loans and foreclosed properties owned by the Company and loans sold with recourse (including for purposes hereof loans sold with subordination of cash and excess interest spread owned by the Company) as of the dates indicated is as follows:

                                                       March 31,      December 31,    March 31,
                                                          1994             1993         1993
                                                       ----------     ------------    ---------
                                                                     (in thousands)
Allowance for loan losses
     (Applicable to loans and foreclosed properties
     owned by the Company)  . . . . . . . . . .        $  21,184      $   21,017      $   16,902

Allowance for loss on loans serviced
     (Applicable to loans
     sold with recourse)  . . . . . . . . . . .           16,393          12,938           8,081
                                                       ---------      ----------      ----------
          Total   . . . . . . . . . . . . . . .        $  37,577      $   33,955      $   24,983
                                                       =========      ==========      ==========

         As of March 31, 1994, approximately $920 million of home equity loans sold were serviced by UC Lending under agreements which provide limited recourse, or subordination of cash and excess interest spread owned by the Company, for credit losses ("loans sold with recourse"). The Company's estimate of its losses, based on historical loan loss experience, was approximately $16.4 million at March 31, 1994 and is recorded in the Company's allowance for loss on loans serviced. Should credit losses on loans sold with limited recourse, or subordination of cash and excess interest spread owned by the Company, materially exceed the Company's estimate for such losses, such consequence will have a material adverse impact on the Company's operations.

         Bonds. Investment purchases are made with the intention of holding fixed income securities until maturity. Prior to January 1, 1994 securities were generally carried at cost adjusted for discount accretion and premium amortization. At March 31, 1994, the amortized cost of the Company's bond portfolio was $952 million consisting primarily of $663 million in mortgage-backed securities and $256 million in corporate bonds. In connection with the adoption of SFAS 115 (see note 4 to the consolidated financial statements ) bonds with an amortized cost of approximately $885 million or 93% of the Company's bond portfolio were classified in an available-for-sale category and the carrying value adjusted to market value by means of an adjustment to stockholders' equity. The remainder of the portfolio, consisting primarily of private placements made either directly or through an investment partnership, continues to be classified as held-to-maturity and valued at cost. At March 31, 1994, the Company did not own any securities classified as trading securities. The unrealized loss in the bond portfolio (cost over market value) at March 31, 1994 was $13.8 compared to an unrealized gain of $31.5 million at December 31, 1993.




LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal cash requirements consist of funding loan originations in its mortgage operations and the payment of policyholder claims and surrenders incurred in its insurance operations. The Company's mortgage operations require continued access to short and long-term sources of debt financing, the sale of loans to UC Life and the sale of loans and asset-backed securities in the secondary market; whereas liquidity requirements for the Company's insurance operations are generally met by funds provided from the sale of annuities and cash flow from its investment in fixed income securities and mortgage loans.

         The following discussion reflects the primary sources of liquidity and capital for each of the Company's primary operating divisions.

         UC Lending. The principal cash requirements of the Company's mortgage operations arise from loan originations, repayments of inter-company debt borrowed by the Company under its $200 million revolving credit facility, payments of operating and interest expenses and deposits to reserve accounts related to loan sale transactions. Loan originations are initially funded principally through the Company's $200 million revolving credit facility and short-term bank facilities pending loan sales to UC Life and in the secondary market. Substantially all of the loans originated by UC Lending are sold. Net cash used by investing activities of the Company in the three months ended March 31, 1994 and 1993, respectively, reflects approximately $202 million and $101 million, respectively, in cash used for loan originations. The primary source of funding for loan originations is derived from the reinvestment of proceeds from the ultimate sale of loans in the secondary market which totaled approximately $198 million and $67 million in the first three months of 1994 and 1993, respectively. In connection with the loan sale transactions in the secondary market, surety bonds and cash deposits were provided by the Company as credit enhancements. The loan sale transactions required the subordination of certain cash flows payable to UC Lending to the payment of scheduled principal and interest due to certificate holders. In connection with these transaction, UC Lending was required, in some instances, to fund an initial deposit, and thereafter, in each transaction, a portion of the amounts receivable by UC Lending and its subsidiary from the excess interest spread is required to be placed and maintained in a reserve account to the extent of the subordination requirements. The subordination requirements generally provide that the excess interest spread is payable to the reserve account until a specified level of cash, which is less than the maximum subordination amount, is accumulated therein. The capitalized excess servicing income of the Company is subject to being utilized first to replenish cash paid from the reserve account to fund shortfalls in collections from borrowers who default on the payment of principal or interest on the loans underlying the pass-through certificates issued until the total of the Company's deposits into the reserve account equal the maximum subordination amount. In connection with the issuance and sale of approximately $988 million of pass-through certificates through March 31, 1994, the aggregate subordination amounts were initially set at approximately $132.2 million. After the Company's deposits into the reserve account equal the maximum subordination amount for a transaction, the subordination of the related excess interest spread for these purposes is terminated. The excess interest spread required to be deposited and maintained in the respective reserve accounts will not be available to support the cash flow requirements of the Company until such amount exceeds the maximum subordinated amount (other than amounts, if any, in excess of the specified levels required to be maintained in the reserve accounts, which may be distributed periodically to the Company). At March 31, 1994, the amounts on deposit in such reserve accounts totaled $35.5 million.

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

         UC Life. The principal cash requirements of UC Life consist of contractual obligations to policyholders, principally through policy claims and surrenders. The primary sources of funding these obligations, in addition to cash flow from investments, are the sale of annuities. Net cash flow from underwriting operations is used to build an investment portfolio, which in turn produces future cash flows from investment income and provides a secondary source of liquidity for this division. Net cash provided by operating activities of the insurance division in the three months ended March 31, 1994 and 1993 was approximately $20 million and $18 million, respectively, resulting primarily from cash earnings on investments. The Company monitors available cash and cash equivalents to maintain adequate balances for current payments while maximizing cash available for longer term investment activities. The Company's financing activities during the first quarter of 1994 and 1993 reflect approximately $45 million and $58 million, respectively, in cash received from sales by UC Life of its annuity and interest sensitive products. As reflected in the net cash used by investing activities during the same periods, investment purchases were approximately $108 million and $62 million, respectively, reflecting the investment of these funds and the reinvestment of proceeds from maturities of investments. Cash used by financing activities also reflects payments of $41 million and $37 million on annuities and interest sensitive products resulting from policyholder surrenders and claims. In response to the decline in interest rates in 1992 and 1993, the Company reduced the crediting rates on its annuity policies. At March 31, 1994, the interest margin on the Company's annuity liabilities was 2.61% compared to 2.46% at December 31, 1993 and 1.80% at March 31, 1993. Notwithstanding reductions in renewal crediting rates on these policies, the percentages of annuities surrendered has generally remained stable. UC Life's investments at March 31, 1994, included approximately $425 million in residential and commercial mortgage loans, $324 million in corporate and government bonds and private debt placements and $661 million in mortgage-backed securities. The investment portfolio is also managed to provide a secondary source of liquidity as investments can be sold, if necessary, to fund abnormal levels of policy surrenders, claims and expenses. An unanticipated increase in surrenders would impact the Company's liquidity, potentially requiring the sale of certain assets, such as bonds and loans prior to their maturities, which may be at a loss.

         As a Louisiana domiciled insurance company, UC Life is subject to certain regulatory restrictions on the payment of dividends. UC Life has the capacity at March 31, 1994 to pay dividends of $8.5 million. UC Life did not pay any dividends to the Company during 1991, 1992 and 1993 or in the first quarter of 1994 in order to retain capital in UC Life.

         UG Title. Liquidity requirements for the Company's title insurance business are generally met from funds provided by the sale of title insurance policies and cash flow from its investment portfolio. UG Title's investments at March 31, 1994 included approximately $1.8 million in residential mortgage loans, $5.9 million in U.S. government and agency securities and $5.9 million in temporary investments, primarily certificates of deposit. An unanticipated increase in policy claims would impact UG Title's liquidity, potentially requiring the sale of its investments prior to their maturities, which may be at a loss. The principal liability of UG Title is the loss reserve established for title policy claims.

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

                       REVIEW BY INDEPENDENT ACCOUNTANTS


The Company's independent accountants, Deloitte & Touche, have performed a review of the accompanying unaudited consolidated balance sheet as of March 31, 1994 and the related consolidated statements of income and cash flows for the three months ended March 31, 1994 and 1993 and previously audited and expressed an unqualified opinion dated February 18, 1994 on the consolidated financial statements of the Company and its subsidiaries as of December 31, 1993, from which the consolidated balance sheet as of this date is derived.

INDEPENDENT ACCOUNTANTS' REPORT


United Companies Financial Corporation:

We have made a review of the accompanying consolidated balance sheet of United Companies Financial Corporation and subsidiaries as of March 31, 1994, and the related consolidated statements of income and cash flows for the three-month periods ended March 31, 1994 and 1993, in accordance with standards established by the American Institute of Certified Public Accountants.

A review of interim financial information consists principally of obtaining an understanding of the system for the preparation of interim financial information, applying analytical review procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such consolidated financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of United Companies Financial Corporation and subsidiaries as of December 31, 1993 and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 18, 1994, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1993, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.


/s/  DELOITTE & TOUCHE

Baton Rouge, Louisiana
April 28, 1994

                                    PART II

                               OTHER INFORMATION



Items 1 through 5 - Inapplicable

Item 6. Exhibits and Reports on Form 8-K

         (a)  Exhibits      -   (11)  Statement re computation of earnings
                                      per share
                                (15)  Consent of Deloitte & Touche

         (b)  Reports of Form 8-K - None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          UNITED COMPANIES FINANCIAL CORPORATION




Date:     May 4, 1994                      By: /s/ J. Terrell Brown
                                               J. Terrell Brown
                                               President and Chief
                                               Executive Officer



Date:     May 4, 1994                      By: /s/ Dale E. Redman
                                               Dale E. Redman
                                               Executive Vice President
                                               and Chief Financial Officer

            UNITED COMPANIES FINANCIAL CORPORATION AND SUBSIDIARIES

                               INDEX TO EXHIBITS


         Exhibit No.                                                                  Page No.
         -----------                                                                  --------
            11                         Statement re computation of                       28
                                       earnings per share

            15                         Consent of Deloitte & Touche                      29