Form 10-K/A
period 1993-12-31
UNITED COMPANIES FINANCIAL CORP
filed 1994-06-29
CIK 217416

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                          -------------------------

                                 FORM 10-K/A-1

(Mark One)
(X)    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

For the year ended December 31, 1993

                                       OR

( )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

For the transition period from .................... to ......................

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

                          -------------------------

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form   10-K.   (X)

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

                      DOCUMENTS INCORPORATED BY REFERENCE

         Management's proxy statement in connection with the Annual Meeting of Shareholders held April 28, 1994 is incorporated by reference in Part III.

================================================================================

                       AMENDMENT TO APPLICATION OR REPORT
                  Filed Pursuant to Section 12, 13 or 15(d) of
                      THE SECURITIES EXCHANGE ACT OF 1934

                     UNITED COMPANIES FINANCIAL CORPORATION


                                AMENDMENT NO. 1

The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its 1993 Annual Report on Form 10-K as set forth in the pages attached hereto:

Exhibits:
        10.17(4) 1993 Form 11-K - Registrant's Employees' Savings Plan and Trust

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  UNITED COMPANIES FINANCIAL CORPORATION

                                  By:      /s/ Jesse O. Griffin
                                           Jesse O. Griffin
                                           Senior Vice President and Controller


Dated:    June 27, 1994