Form 10-Q
period 1994-06-30
UNITED COMPANIES FINANCIAL CORP
filed 1994-07-28
CIK 217416

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              __________________

                                   FORM 10-Q

(Mark One)
 (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 1994

                                       OR

 ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

For the period from ........................ to ........................

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

         The number of shares of $2.00 par value common stock issued and outstanding as of July 14, 1994 was 12,435,519, excluding 524,207 treasury shares.



================================================================================

            UNITED COMPANIES FINANCIAL CORPORATION AND SUBSIDIARIES

                               INDEX TO FORM 10-Q

                      FOR THE QUARTER ENDED JUNE 30, 1994



                                                                                                  PAGE
PART I - FINANCIAL INFORMATION

Financial Statements:

Consolidated Balance Sheets
  June 30, 1994 and December 31, 1993   . . . . . . . . . . . . . . . . . . . . . . . . . . .        2

Consolidated Statements of Income
  Three months and six months ended June 30, 1994 and 1993  . . . . . . . . . . . . . . . . .        3

Consolidated Statements of Cash Flows
  Six months ended June 30, 1994 and 1993   . . . . . . . . . . . . . . . . . . . . . . . . .        4

Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . .      5-7

Management's Discussion and Analysis of Financial Condition
  and Results of Operations   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     8-21

Review by Independent Accountants . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       22

Independent Accountants' Report . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       23


PART II - OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    24-25

Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       26

Index to Exhibits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       27

            UNITED COMPANIES FINANCIAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                   June 30,
                                                                                    1994             December 31
                                                                                 (Unaudited)            1993
                                                                                 -----------         -----------
Assets
- - ------

Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . .        $     52,619        $    45,530
Temporary investments - reserve accounts. . . . . . . . . . . . . . . .              56,192             27,672
Bonds and stocks - net
        Available-for-sale (amortized cost at June 30, 1994, $939,747)              901,759
        Held-to-maturity (fair value - $67,229 at June 30, 1994 and
             $910,816 at December 31, 1993)   . . . . . . . . . . . . .              67,010            879,301
        Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . .              25,498             26,698

Loans     . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             467,818            542,633
  Less: Allowance for loan losses   . . . . . . . . . . . . . . . . . .             (19,165)           (21,017)
        Unearned loan charges   . . . . . . . . . . . . . . . . . . . .              (1,485)            (1,982)
                                                                               ------------        -----------
        Loans - net   . . . . . . . . . . . . . . . . . . . . . . . . .             447,168            519,634

Capitalized excess servicing income . . . . . . . . . . . . . . . . . .             149,052            113,192
Deferred policy acquisition costs . . . . . . . . . . . . . . . . . . .              86,242             83,495
Due from reinsurers . . . . . . . . . . . . . . . . . . . . . . . . . .              35,681             36,558
Accrued interest and accounts receivable  . . . . . . . . . . . . . . .              32,496             30,266
Property - net  . . . . . . . . . . . . . . . . . . . . . . . . . . . .              29,603             28,988
Policy loans  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              19,527             19,633
Deferred income tax benefit . . . . . . . . . . . . . . . . . . . . . .              10,215               -
Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              10,383              6,577
                                                                               ------------        -----------
                  Total assets  . . . . . . . . . . . . . . . . . . . .        $  1,923,445        $ 1,817,544
                                                                               ============        ===========

Liabilities and Stockholders' Equity
- - ------------------------------------

Annuity reserves  . . . . . . . . . . . . . . . . . . . . . . . . . . .        $  1,363,382        $ 1,294,983
Notes payable:
        Current   . . . . . . . . . . . . . . . . . . . . . . . . . . .               2,421                500
        Long-term   . . . . . . . . . . . . . . . . . . . . . . . . . .             185,000            155,000
Policy benefit reserves . . . . . . . . . . . . . . . . . . . . . . . .             122,089            125,340
Allowance for loss on loans serviced  . . . . . . . . . . . . . . . . .              20,549             12,938
Unearned premium reserves . . . . . . . . . . . . . . . . . . . . . . .               7,277             10,260
Repurchase agreement  . . . . . . . . . . . . . . . . . . . . . . . . .              10,000             30,000
Deferred income taxes payable . . . . . . . . . . . . . . . . . . . . .                 -                5,468
Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . .              52,946             29,687
                                                                               ------------        -----------
                  Total liabilities   . . . . . . . . . . . . . . . . .           1,763,664          1,664,176
                                                                               ------------        -----------

Stockholders' equity:
        Common stock, $2 par value;
             Authorized - 100,000,000 shares;
             Issued - 12,959,726 and 12,684,858 shares  . . . . . . . .              25,919             25,370
        Additional paid-in capital  . . . . . . . . . . . . . . . . . .              81,373             76,312
        Net unrealized loss on securities   . . . . . . . . . . . . . .             (24,691)              -
        Retained earnings   . . . . . . . . . . . . . . . . . . . . . .              85,919             59,988
        Treasury stock and ESOP debt  . . . . . . . . . . . . . . . . .              (8,739)            (8,302)
                                                                               ------------        -----------
                  Total stockholders' equity  . . . . . . . . . . . . .             159,781            153,368
                                                                               ------------        -----------
                  Total liabilities and stockholders' equity  . . . . .        $  1,923,445        $ 1,817,544
                                                                               ============        ===========


                                                               See notes to consolidated financial statements.

            UNITED COMPANIES FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                    Three Months Ended         Six Months Ended
                                                                         June 30                  June 30
                                                                    1994         1993          1994         1993
                                                                -----------   ----------   -----------   ----------
Revenues:
     Interest, charges and fees on loans  . . . . . . . .       $    29,934   $   24,456   $    57,105   $   44,534
     Investment income  . . . . . . . . . . . . . . . . .            20,750       19,195        39,192       37,021
     Loan sale gains  . . . . . . . . . . . . . . . . . .            20,792       12,963        43,346       22,845
     Net insurance premiums . . . . . . . . . . . . . . .            13,171        8,508        25,152       18,695
     Loan servicing income  . . . . . . . . . . . . . . .             3,995        2,955         7,684        5,654
     Investment gains (losses)  . . . . . . . . . . . . .               159         (194)           99           68
                                                                -----------   ----------   -----------   ----------
          Total . . . . . . . . . . . . . . . . . . . . .            88,801       67,883       172,578      128,817
                                                                -----------   ----------   -----------   ----------

Expenses:
     Interest on annuity policies . . . . . . . . . . . .            18,061       19,145        35,854       38,190
     Personnel  . . . . . . . . . . . . . . . . . . . . .            14,423        9,603        28,185       19,601
     Insurance commissions  . . . . . . . . . . . . . . .            12,519        7,089        23,704       14,374
     Insurance benefits . . . . . . . . . . . . . . . . .             3,758        5,478         6,941        9,844
     Loan loss provision  . . . . . . . . . . . . . . . .             2,315        4,191         6,311        7,825
     Interest . . . . . . . . . . . . . . . . . . . . . .             3,274        2,719         5,699        5,429
     Other operating  . . . . . . . . . . . . . . . . . .            12,061        9,957        22,302       22,977
                                                                -----------   ----------   -----------   ----------
          Total . . . . . . . . . . . . . . . . . . . . .            66,411       58,182       128,996      118,240
                                                                -----------   ----------   -----------   ----------

Income from continuing operations before income taxes . .            22,390        9,701        43,582       10,577

Provision for income taxes (benefit):
     Current  . . . . . . . . . . . . . . . . . . . . . .             8,955        5,782        17,601        5,219
     Deferred . . . . . . . . . . . . . . . . . . . . . .            (1,264)      (2,458)       (2,428)      (1,588)
                                                                -----------   ----------   -----------   ----------
          Total . . . . . . . . . . . . . . . . . . . . .             7,691        3,324        15,173        3,631
                                                                -----------   ----------   -----------   ----------

Income from continuing operations . . . . . . . . . . . .            14,699        6,377        28,409        6,946

Loss from discontinued operations:
     Loss from discontinued operations net of
       applicable income tax (benefit) of $782  . . . . .              -            -             -          (1,519)
     Loss on disposal of discontinued operations, including
       estimated operating losses during phaseout (less
       applicable income tax benefit of $8,326) . . . . .              -            -             -         (16,066)
                                                                -----------   ----------   -----------   ----------
     Total  . . . . . . . . . . . . . . . . . . . . . . .              -            -             -         (17,585)
                                                                -----------   ----------   -----------   ----------

Net income (loss) . . . . . . . . . . . . . . . . . . . .       $    14,699   $    6,377   $    28,409   $  (10,639)
                                                                ===========   ==========   ===========   ==========

Per share data:
Income from continuing operations . . . . . . . . . . . .       $      1.12   $      .71   $      2.16   $      .77
Income (loss) from discontinued operations  . . . . . . .              -            -             -           (1.95)
                                                                -----------   ----------   -----------   ----------

Net income (loss) . . . . . . . . . . . . . . . . . . . .       $      1.12   $      .71   $      2.16   $    (1.18)
                                                                ===========   ==========   ===========   ==========

                                                                    See notes to consolidated financial statements.

            UNITED COMPANIES FINANCIAL CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                            Six Months Ended
                                                                                                June 30
                                                                                           1994            1993
                                                                                       -----------     -----------
Cash flows from continuing operating activities:
          Income from continuing operations . . . . . . . . . . . . . . . . . . . .    $    28,409     $     6,946
          Adjustments to reconcile income from continuing operations to net cash provided by continuing operating activities:
                  Increase in deferred policy acquisition costs . . . . . . . . . .         (2,746)         (3,390)
                  Decrease in due from reinsurers . . . . . . . . . . . . . . . . .            877             490
                  Decrease in policy loans  . . . . . . . . . . . . . . . . . . . .            107             867
                  Increase in accrued interest and accounts receivable  . . . . . .         (2,230)         (1,431)
                  Increase in other assets  . . . . . . . . . . . . . . . . . . . .         (4,237)         (1,457)
                  Decrease in policy benefit reserves . . . . . . . . . . . . . . .         (2,078)         (1,006)
                  Interest on annuity policies  . . . . . . . . . . . . . . . . . .         35,854          38,190
                  Decrease in unearned premium reserves . . . . . . . . . . . . . .         (2,983)         (2,343)
                  Deferred income taxes . . . . . . . . . . . . . . . . . . . . . .         (2,428)         (1,587)
                  Increase (decrease) in other liabilities  . . . . . . . . . . . .          3,218           5,865
                  Loan loss provision . . . . . . . . . . . . . . . . . . . . . . .          6,311           7,825
                  Amortization and depreciation . . . . . . . . . . . . . . . . . .          1,469           1,869
                  Loan sale gains . . . . . . . . . . . . . . . . . . . . . . . . .        (43,346)        (22,845)
                  Amortization of prior loan sale gains . . . . . . . . . . . . . .         17,358           7,753
                  Investment gains  . . . . . . . . . . . . . . . . . . . . . . . .            (99)            (68)
                                                                                       -----------     -----------
                    Net cash provided by continuing operating activities  . . . . .         33,456          35,678
                                                                                       -----------     -----------

Cash flows from discontinued operating activities . . . . . . . . . . . . . . . . .           -                (63)
                                                                                       -----------     -----------

Cash flows from investing activities:
          Proceeds from sales of loans  . . . . . . . . . . . . . . . . . . . . . .        460,359         168,185
          Principal collected on loans  . . . . . . . . . . . . . . . . . . . . . .         39,640          54,445
          Loan originations and acquisitions  . . . . . . . . . . . . . . . . . . .       (436,103)       (229,800)
          Increase in reserve accounts  . . . . . . . . . . . . . . . . . . . . . .        (28,520)         (6,056)
          Proceeds from sales of investments  . . . . . . . . . . . . . . . . . . .          7,459           8,438
          Proceeds from maturities of investments   . . . . . . . . . . . . . . . .         52,061          36,101
          Purchases of investments  . . . . . . . . . . . . . . . . . . . . . . . .       (185,072)       (137,647)
          Capital expenditures  . . . . . . . . . . . . . . . . . . . . . . . . . .         (2,158)            (70)
                                                                                       -----------     -----------
                    Net cash used by investing activities . . . . . . . . . . . . .        (92,334)       (106,404)
                                                                                       -----------     -----------

Cash flows from financing activities:
          Increase (decrease) in revolving credit debt  . . . . . . . . . . . . . .         30,000         (25,000)
          Decrease (increase) in debt with maturities of three months or less . . .          1,300            (600)
          Decrease in repurchase agreement  . . . . . . . . . . . . . . . . . . . .        (20,000)
          Increase (decrease) in long-term debt . . . . . . . . . . . . . . . . . .            621            (187)
          Deposits received from annuities and interest sensitive products . . . .         116,322         120,028
          Increase in managed cash overdraft . . . .  . . . . . . . . . . . . . . .         20,069
          Payments on annuities and interest sensitive products . . . . . . . . . .        (84,950)        (57,880)
          Cash dividends paid . . . . . . . . . . . . . . . . . . . . . . . . . . .         (2,478)         (1,362)
          Proceeds from issuance of stock . . . . . . . . . . . . . . . . . . . . .          4,545          20,000
          Proceeds from exercise of stock options . . . . . . . . . . . . . . . . .            538              14
                                                                                       -----------     -----------
                    Net cash provided by financing activities . . . . . . . . . . .         65,967          55,013
                                                                                       -----------     -----------

Increase (decrease) in cash and cash equivalents  . . . . . . . . . . . . . . . . .          7,089         (15,776)

Cash and cash equivalents at beginning of period  . . . . . . . . . . . . . . . . .         45,530          54,707
                                                                                       -----------     -----------
Cash and cash equivalents at end of period  . . . . . . . . . . . . . . . . . . . .    $    52,619     $    38,931
                                                                                       ===========     ===========

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

          These notes reflect only the major changes from those disclosures contained in the Company's Annual Report, as amended, to the United States Securities and Exchange Commission (Form 10-K) for the year ended December 31, 1993.

          The consolidated results of operations for the six months ended June 30, 1994 and 1993 are not necessarily indicative of the results to be expected for the full year. Certain 1993 amounts have been reclassified to conform with the current year presentations. Such reclassifications had no effect on net income.

2.        DISCONTINUED OPERATIONS.

          On May 7, 1993, the Company decided to divest its subsidiary Foster Mortgage Corporation ("FMC"). As a result of this decision, the operations of FMC have been classified as discontinued operations, and, accordingly, the consolidated financial statements and the related notes of the Company segregate continuing and discontinued operations. In connection with the decision to dispose of FMC, the Company recorded a $17.6 million after tax loss in its financial statements as of and for the quarter ended March 31, 1993, reflecting the operating loss of FMC for the quarter ended March 31, 1993 of $1.5 million, net of tax benefit and the estimated loss from disposal of FMC of $16.1 million, net of tax benefit. The Company has not reflected operating losses incurred by FMC subsequent to that date in the Company's financial statements.

          As of November 30, 1993, the servicing rights owned by FMC, which constituted substantially all of its assets, were sold. On December 21, 1993, the institutional lenders under FMC's primary credit facility (the "FMC Institutional Lenders") filed a petition in the U.S. bankruptcy court. FMC, as debtor in possession in the bankruptcy proceeding, filed a plan of liquidation providing for the disposal of FMC's remaining assets and distributions to FMC's creditors. In addition, FMC and the Company have executed, subject to the approval of the bankruptcy court after a hearing thereon, a settlement agreement relating to payments between FMC and the Company in connection with Federal income tax benefits resulting from FMC's losses and to certain prior intercompany transactions between FMC and the Company. Under the terms of the proposed settlement agreement, the Company would make a net cash payment of $1.1 million to FMC, which amount has been previously recorded by the Company in prior periods in its financial statements, and the Company and FMC would mutually release each other from all claims between them. The FMC Institutional Lenders have also filed a plan of liquidation for FMC and allege therein potential claims of FMC against the Company, including the alleged failure by the Company to remit all sums due FMC with regard to Federal income taxes estimated by them to range from $2.1 million to $29 million. Management of the Company believes that its computation related to Federal income taxes is proper and that no additional amount is owed by the Company to FMC in this regard or in connection with prior intercompany transactions.

          FMC is in payment default under its primary credit facility with the FMC Institutional Lenders and the outstanding principal balance as of June 30, 1994 of approximately $43.7 million is due. The Company has not guaranteed any debt of FMC and believes, based upon advice of its counsel, that it has no responsibility for the obligations of FMC under such credit facility or (excluding potential consequences of the bankruptcy filing on certain prior intercompany transactions or potential additional payment for tax benefits as discussed above) for any other liabilities to FMC's lenders.

3.        CASH PAID FOR INTEREST AND INCOME TAXES.

          During the six months ended June 30, 1994 and 1993, the Company paid interest on notes payable in the amount of $5.7 million and $5.4 million and income taxes in the amount of $22.3 million and $1.9 million, respectively.

4.        BONDS AND STOCKS - NET.

          During the first quarter of 1994, the Company implemented the provisions of Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. 115 ("SFAS 115"), which revised the method of accounting for certain of the Company's investments. Prior to adoption of SFAS 115, the Company reported its investments in fixed income investments at amortized cost, adjusted for declines in value considered to be other than temporary. SFAS 115 requires the classification of securities in one of three categories:
          "available-for-sale", "held-to-maturity" or "trading securities". Securities classified as held-to-maturity are carried at amortized cost, whereas securities classified as trading securities or available-for-sale are recorded at market value. Effective with the adoption of SFAS 115, the Company determined the appropriate classification of its investments and, if necessary, adjusted the carrying value of such securities accordingly as if the unrealized gains or losses had been realized. The adjustment, net of applicable income taxes, for investments classified as available-for-sale is recorded in "Net unrealized loss on securities" and is included in stockholders' equity.

          At June 30, 1994, the Company's portfolio of bonds and stocks consisted of the following (in thousands):

                                                  Amortized     Unrealized      Unrealized
                                                     Cost          Gains          Losses          Market
          ------------------------------------------------------------------------------------------------
          Available-for-sale
             Debt securities
               Corporate  . . . . . . . . . . .    $  246,383     $  2,068       $   7,221      $  241,230
               U.S.Treasury . . . . . . . . . .        10,719          153              91          10,781
               Mortgage-backed  . . . . . . . .       663,010          560          33,418         630,152
               Foreign governments  . . . . . .        18,477          612             376          18,713
               Other  . . . . . . . . . . . . .           425           28               -             453
                                                   ----------    ---------       ---------      ----------
                   Total  . . . . . . . . . . .       939,014        3,421          41,106         901,329
                                                   ----------    ---------       ---------      ----------

             Equity securities  . . . . . . . .           733           48             351             430
                                                   ----------    ---------       ---------      ----------
                   Total  . . . . . . . . . . .    $  939,747    $   3,469       $  41,457      $  901,759
                                                   ==========    =========       =========      ==========

          Held-to-maturity
             Debt securities
               Corporate  . . . . . . . . . . .    $   11,686    $     586                      $   12,272
               U.S.Treasury . . . . . . . . . .         4,748           40       $     146           4,642
               Mortgage-backed  . . . . . . . .        50,426            -             266          50,160
               Other  . . . . . . . . . . . . .           150            5               -             155
                                                   ----------    ---------      ----------      ----------
                    Total . . . . . . . . . . .    $   67,010    $     631      $      412      $   67,229
                                                   ==========    =========      ==========      ==========
          Other
             Investment in limited
                  partnership . . . . . . . . .    $   25,498                                   $   25,498
                                                   ==========                                   ==========

          Net unrealized losses on securities included in stockholders' equity at June 30, 1994 is as follows (in thousands):

               Gross unrealized gains . . . . .              $   3,469
               Gross unrealized losses  . . . .                (41,457)
               Deferred income taxes  . . . . .                 13,297
                                                             ---------
                   Total  . . . . . . . . . . .              $ (24,691)
                                                             =========

          During the first six months of 1994, net realized investment gains of approximately $.1 million resulted from investment gains of $.4 million offset by investment losses of $.3 million.

5.        OTHER LIABILITIES.

          At June 30, 1994, other liabilities included approximately $13.7 million representing a managed cash overdraft in the book balances of the Company's primary disbursement accounts.

6.        SHAREHOLDER RIGHTS PLAN.

          On July 27, 1994, the Board of Directors authorized the redemption of the rights under the rights plan of the Company adopted in 1989 (the "1989 Rights Plan") and approved a new rights plan (the "1994 Rights Plan"). In connection with the redemption, the rights under the 1989 Rights Plan (the "1989 Rights") will be redeemed at a price of $.0039526 per 1989 Right with the aggregate redemption price payable to each holder of the l989 Rights to be rounded up to the nearest $.01. In approving the 1994 Rights Plan, the Board of Directors declared a dividend distribution of one preferred share purchase right for each outstanding share of the Company's Common Stock. The rights under the 1994 Rights Plan will become exercisable only upon the occurrence of certain events as specified therein.

7.        CONTINGENCIES.

          A recent federal appeals court decision held, in part, that a lender improperly disclosed the collection of the Florida state intangible tax from the borrower, thereby subjecting the loan to rescission under the Federal Truth-in-Lending Act (the "TILA") by the borrower for three years after it was made. Subsequent to the court's initial decision and prior to its refusal to reconsider its decision, the Florida legislature amended the language of the intangible tax to clarify the legislature's previous intention that the intangible tax be disclosed for purposes of the TILA in the manner that had been followed by most lenders in Florida, including the Company. Although the Florida legislature intended this legislation to apply retroactively, no judicial determination has yet been made as to the retroactive effect of this legislation on loans originated prior to its effective date. This court decision may also apply to a similar intangible tax imposed by other states. To its knowledge, no claims have been filed against the Company under this recent court decision and no notice of a breach of a representation has been received under the Company's loan sale agreements requesting it to repurchase, cure or substitute other loans for the loans sold. If a substantial number of loans are rescinded or required to be repurchased, the Company's financial statements and operations will be materially adversely
          affected.   As the financial impact, if any, of this contingency
          cannot presently be reasonably estimated, the Company has made no accrual therefor.

8.        ACCOUNTING STANDARDS.

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

OVERVIEW

          The table below sets forth income from continuing operations before income taxes for each of the Company's business segments and certain home equity loan data for the indicated periods:


                                                               Six Months Ended June 30,
                                                            ------------------------------
                                                               1994                1993
                                                            ---------          -----------
                                                                (dollars in thousands)
     Mortgage operations
       UC Lending   . . . . . . . . . . . . . . . . . .     $  41,777          $    13,613
     Insurance operations
       UC Life  . . . . . . . . . . . . . . . . . . . .         4,504               (1,370)
       UG Title   . . . . . . . . . . . . . . . . . . .            (3)                 579
     Other operations   . . . . . . . . . . . . . . . .           (62)                  (5)
     Corporate and eliminations   . . . . . . . . . . .        (2,634)              (2,240)
                                                            ---------          -----------
        Total   . . . . . . . . . . . . . . . . . . . .     $  43,582          $    10,577
                                                            =========          ===========

     Home equity loan originations  . . . . . . . . . .     $ 425,446          $   209,758
     Home equity loans sold   . . . . . . . . . . . . .       460,359              167,889
     Interest spread retained on home equity
        loans sold  . . . . . . . . . . . . . . . . . .          4.88%                6.26%

         MORTGAGE OPERATIONS.

            In 1993, the Company began selling its home equity loans in public securitization transactions through its own shelf registration statement. During the second quarter of 1994, an increase in the size of this shelf registration statement to $3 billion was declared effective by the U.S. Securities and Exchange Commission. The Company believes loan securitizations improve its access to funding and thereby provides a distribution outlet sufficient to meet the Company's expanding home equity loan production. Mortgage operations are conducted through United Companies Lending Corporation ("UC Lending"). Home equity loan production for the first six months of 1994 increased to $425 million compared to $210 million for the same period of 1993. The Company's strategy for increasing home equity loan production includes continued geographic expansion, introduction of new loan products and wholesale loan originations. During the first six months of 1994, the Company opened offices in ten additional states thereby expanding its retail operations to 33 states. In addition, brokers and correspondents were added to the Company's wholesale loan network, which currently has over 650 representatives in 18 states.

         Income from operations before income taxes of the mortgage division for the six months ended June 30, 1994 increased approximately $28.2 million compared to the same period of 1993, primarily as the result of a $292 million increase in the amount of loans sold and an increase in gains and fees recognized at the time of sale. As the result primarily of increases in the level of market interest rates, the interest spread retained on home equity loans sold declined to 4.88% in the first six months of 1994 from 6.26% during the same period of 1993.

         INSURANCE OPERATIONS.

            Life and annuity products. Income from operations before income taxes of United Companies Life Insurance Company ("UC Life") for the first six months of 1994 increased approximately $5.9 million compared to the same period of 1993 primarily as the result of the positive effect of an increase in the interest margin on the Company's annuity products, which rose from 2.04% for the first six months of 1993 to 2.68% for the same period of 1994. In addition, an improvement in the market for commercial real estate resulted in a $.4 million reduction in the provision for losses on commercial real estate mortgage loans in the first six months of 1994 compared to the same period of 1993. Income from operations before income taxes in the first six months of 1993 were reduced by approximately $1.4 million as the result of an estimated loss in connection with the termination of an agreement with a third-party administrator of credit life insurance underwritten by UC Life.

              Title insurance products. The Company's title insurance unit, United General Title Insurance Company ("UG Title"), increased its premium volume approximately $11.2 million compared to the first six months of 1993. Income from operations before income taxes of UG Title during the first six months of 1994 was adversely impacted by approximately $.9 million due to losses associated with a loan broker in California. UG Title underwrites title insurance in 29 states, operating through a network of approximately 785 independent agents.


RESULTS OF OPERATIONS

         The Company's financial statements present Foster Mortgage Corporation as discontinued operations (see note 2 to consolidated financial statements). Discussed below are results of continuing operations for the periods presented and certain financial data by business segment for such periods.

SIX MONTHS ENDED JUNE 30, 1994 AND 1993

     The following table sets forth certain financial data for the periods indicated.

                                                               Six Months Ended June 30,
                                                            ------------------------------
                                                                1994               1993
                                                            ----------         -----------
                                                                    (in thousands)
     Total revenues   . . . . . . . . . . . . . . . . .     $  172,578         $   128,817
     Total expenses   . . . . . . . . . . . . . . . . .        128,996             118,240
     Income from continuing operations
        before income taxes   . . . . . . . . . . . . .         43,582              10,577
     Income from continuing operations  . . . . . . . .         28,409               6,946

         Revenues. The following table sets forth information regarding the components of the Company's revenues for the six months ended June 30, 1994 and 1993.

                                                                   Six Months Ended June 30,
                                                                 ----------------------------
                                                                   1994                1993
                                                                 ---------          ---------
                                                                        (in thousands)
        Interest, charges and fees on loans   . . . . . . .      $  57,105          $  44,534
        Investment income   . . . . . . . . . . . . . . . .         39,192             37,021
        Loan sale gains   . . . . . . . . . . . . . . . . .         43,346             22,845
        Net insurance premiums  . . . . . . . . . . . . . .         25,152             18,695
        Loan servicing income   . . . . . . . . . . . . . .          7,684              5,654
        Investment gains  . . . . . . . . . . . . . . . . .             99                 68
                                                                 ---------          ---------
            Total   . . . . . . . . . . . . . . . . . . . .      $ 172,578          $ 128,817
                                                                 =========          =========

         Interest, charges and fees on loans increased $12.6 million for the first six months of 1994. This line item includes interest on mortgage loans owned by the mortgage and insurance divisions and loan origination fees earned by the mortgage division. Loan origination fees in excess of direct origination costs on loans held by the Company are recognized over the life of the loan or earlier at the time of sale on loans sold to third parties. During the six months ended June 30, 1994 and 1993, the Company sold approximately $460 million and $168 million, respectively, in home equity loans and recognized approximately $15.6 million and $7.2 million, respectively, in net
loan origination fees in connection with these sales.   Other loan income
includes primarily prepayment fees, late charges and insurance commissions.

         The following table presents the composition of interest, charges and fees on loans for the periods indicated.

                                                                    Six Months Ended June 30,
                                                                  ---------------------------
                                                                    1994               1993
                                                                  --------           --------
                                                                        (in thousands)
        Mortgage loan interest  . . . . . . . . . . . . . .       $ 25,085           $ 26,070
        Loan origination fees   . . . . . . . . . . . . . .         27,210             14,523
        Other loan income   . . . . . . . . . . . . . . . .          4,810              3,941
                                                                  --------           --------
           Total interest, charges and fees on loans  . . .       $ 57,105           $ 44,534
                                                                  ========           ========

         The Company estimates that non-accrual loans reduced mortgage loan interest for the first six months of 1994 and 1993 by approximately $5.1 million and $4.7 million, respectively. During the six months ended June 30, 1994 the average amount of non- accrual loans owned by the Company was $28.2 million compared to approximately $33.5 million during the same period of 1993. In addition, the average balance of loans serviced for third parties which were on a non-accrual basis or in foreclosure was $52.4 million and $41.2 million during the first six months of 1994 and 1993, respectively, representing 4.4% and 4.5%, respectively, of the average amount of loans serviced for third parties. The Company is generally obligated to advance interest on delinquent loans to the investor or holder of the mortgage-backed security, as the case may be, at the pass-through rate until satisfaction of the note, liquidation of the collateral or charge off of the delinquent loan. At June 30, 1994, the Company owned approximately $9.8 million of commercial loans which were on an accrual status, but which the Company considers as potential problem loans, compared to $11.6 million at June 30, 1993. The Company evaluates each of these commercial loans to estimate its risk of loss in the investment and provides for such loss through a charge to earnings.

         Investment income totaled $39.2 million on average investments of approximately $1.0 billion for the first six months of 1994 compared to investment income of $37.0 million on average investments of approximately $833 million during the same period of 1993. The impact on revenue of the increased asset base in 1994 was offset by lower weighted average investment yields than experienced during the first six months of 1993. At June 30, 1994 the amortized cost of the fixed income portfolio totaled $1.0 billion and was comprised principally of $713 million in investment grade mortgage-backed securities and $284 million in investment grade bonds. At June 30, 1994, the weighted average rating of the publicly traded bond portfolio according to nationally recognized rating agencies was "AA".

         Net insurance premiums increased $6.5 million for the first six months of 1994 compared with the same period of 1993. Net insurance premiums reflect revenues associated primarily with sales of title insurance policies underwritten by UG Title and credit insurance underwritten by UC Life. The increase in premium income is primarily the result of an increase of $11.2 million in title insurance premiums offset by a reduction in premiums earned on credit insurance products reflecting the impact of UC Life's decision to discontinue sales of credit insurance products.

         Loan sale gains recognized by the Company's mortgage unit increased $20.7 million during the first six months of 1994 over the same period in 1993. Loan sale gains approximate the present value over the estimated lives of the loans of the excess of the contractual rates on the loans sold, over the sum of the pass through rate paid to the buyer, a normal servicing fee, a trustee fee, a surety bond fee, if any, in mortgage-backed securitization transactions, and an estimate of future credit losses. The increase in the amount of loan sale gains was due primarily to a $292 million increase in the amount of loans sold which offset a decrease in excess servicing income retained by the Company (i.e., the stated interest rate on the loan less the pass through rate and the normal servicing fee and other applicable recurring fees). Interest spread retained by the Company on loans sold includes the normal servicing fee. The following table presents information regarding home equity loan sale transactions for the periods indicated.

                                                                    Six Months Ended June 30,
                                                                 -----------------------------
                                                                    1994               1993
                                                                 ----------         ----------
                                                                     (dollars in thousands)
        Home equity loans sold  . . . . . . . . . . . . . .      $ 460,359          $ 167,889
        Average coupon on home equity loans sold  . . . . .          11.51%             12.59%
        Interest spread retained on home equity loans sold            4.88%              6.26%
        Home equity loan sale gains   . . . . . . . . . . .         43,346             22,625

        Historically, the Company originated and sold portfolios of home equity loans on a whole loan basis (or participation therein) to institutional investors or government-sponsored mortgage agencies or conduits and, during 1992, with the participation of one of these investors, securitized and publicly sold home equity loan pass-through certificates. In the second quarter of 1993, the Company began selling its loans in public securitization transactions through its own shelf registration statement. In comparison to the first six months of 1993, market interest rates were higher during the first half of 1994, and, as a result the Company experienced a decrease in the interest spread retained on home equity loans sold from 6.26% in the six months ended June 30, 1993, to 4.88% in the six months ended June 30, 1994. Fluctuations in and the level of market interest rates will impact the interest spread retained by the Company on loans sold, and, potentially, the amount of its loan sale gains. An increase in the level of market interest rates will generally adversely affect the interest spread on loans sold, whereas such interest spread generally widens during a declining interest rate environment. Although strategic actions can be taken by the Company during a rising interest rate environment to mitigate the impact on earnings of fluctuations in market rates, such as increasing the coupon rate charged on its loan products, the effect of such action will generally lag behind the impact of market rate fluctuations. As the result of recent increases in the level of interest rates, the interest spread retained by the Company on loan sales during the second quarter of 1994 declined to 4.33% from 5.61% retained on loan sales during the first quarter of 1994. If the current level of market interest rates is sustained or if such rates continue to increase during the third quarter of 1994, the interest spread retained on home equity loans sold during the third quarter of 1994 may be narrower than that received on sales during the three months ended June 30, 1994.

        Loan servicing income increased $2.0 million for the six months ending June 30, 1994 compared to the same period of 1993, reflecting the impact of an increased amount of home equity loans serviced for third parties offset by an increase in the amortization of prior loan sale gains. The following table reflects the components of loan servicing income for the periods indicated.

                                                                   Six Months Ended June 30,
                                                                 ----------------------------
                                                                   1994               1993
                                                                 ---------          ---------
                                                                        (in thousands)
        Servicing fees earned   . . . . . . . . . . . . . .      $ 25,042           $ 13,407
        Amortization of loan sale gains   . . . . . . . . .       (17,358)            (7,753)
                                                                 --------           --------
        Loan servicing income   . . . . . . . . . . . . . .      $  7,684           $  5,654
                                                                 ========           ========

        Expenses. The following table presents the components of the Company's expenses for the periods indicated.

                                                                    Six Months Ended June 30,
                                                                 ----------------------------
                                                                    1994              1993
                                                                 ---------          ---------
                                                                        (in thousands)
        Interest on annuity policies  . . . . . . . . . . .      $  35,854          $  38,190
        Personnel   . . . . . . . . . . . . . . . . . . . .         28,185             19,601
        Insurance commissions   . . . . . . . . . . . . . .         23,704             14,374
        Insurance benefits  . . . . . . . . . . . . . . . .          6,941              9,844
        Loan loss provision   . . . . . . . . . . . . . . .          6,311              7,825
        Interest  . . . . . . . . . . . . . . . . . . . . .          5,699              5,429
        Other operating   . . . . . . . . . . . . . . . . .         22,302             22,977
                                                                 ---------          ---------
           Total    . . . . . . . . . . . . . . . . . . . .      $ 128,996          $ 118,240
                                                                 =========          =========

        Interest on annuity policies declined $2.3 million for the first six months of 1994 when compared to the same period of 1993 as the result of a reduction in the average interest crediting rate on the Company's annuity policies offset by the impact of an increase in annuity reserves. Average annuity reserves were $1.3 billion during the first six months of 1994, an increase of approximately $112 million from the same period of 1993.

        Personnel expenses increased approximately $8.6 million primarily because of costs associated with the geographic expansion of the Company's mortgage subsidiary and an increase in the cost of the Company's employee benefit and incentive plans.

        Insurance commissions for the first six months of 1994 increased by approximately $9.3 million over commissions for the same period of 1993 primarily as the result of commissions associated with the increase in title policies written. Commissions paid on issuance of the Company's single premium deferred annuity products are generally capitalized as deferred policy acquisition costs ("DPAC") and amortized over the estimated life of the policy. During the six months ended June 30, 1994, the Company capitalized approximately $9.4 million in commissions paid on sales of annuities compared to $7.9 million during the same period of 1993. Amortization of commission expense on annuities capitalized in prior periods was $4.4 million during the six months ended June 30, 1994, compared to $2.8 million during the same period of 1993.

        The Company's loan loss provision was $6.3 million and $7.8 million for the six months ended June 30, 1994 and 1993, respectively. The decrease in the provision resulted primarily from a $.4 million decrease by UC Life in the provision for losses on commercial real estate mortgage loans and a decrease of $1.1 million in the provision for losses on home equity loans due to a reduction in the amount of property placed into foreclosure and a lower incidence of loss per property.

        Interest expense for the first six months of 1994 increased approximately $.3 million from the same period of 1993 primarily as the result of an increase in the weighted average interest rate charged on the debt offset by a decrease of $14 million in the average amount of debt outstanding.

        Other operating expenses for the six months ended June 30, 1994 declined approximately $.7 million when compared to the same period of 1993. Other operating expenses in the second quarter of 1994 included a $.9 million charge by UG Title in connection with losses associated with a loan broker in California while other operating expenses in the first six months of 1993 included a $2.3 million accrual for the estimated cost of a legal settlement and $1.4 million in estimated losses in connection with termination of a third party administrative contract for credit insurance.


FINANCIAL INFORMATION ON BUSINESS SEGMENTS

        The following tables reflect income from continuing operations before income taxes for each of the Company's business segments for the six months ended June 30, 1994 and 1993, respectively.

                                                                  Six months ended June 30, 1994
                                                                  ------------------------------
                                                                                              Corporate,
                                                                Life          Title        Other Operations,
                                                 Mortgage      Insurance     Insurance      & Eliminations        Total
                                                 --------      ---------     ----------     -----------------     -----
                                                                           (in thousands)
Revenues:
   Interest, charges and fees on loans          $  32,385     $  23,056                       $   1,664        $   57,105
   Loan sale gains  . . . . . . . . . .            43,346          -                                               43,346
   Investment income  . . . . . . . . .               770        38,788      $      361            (727)           39,192
   Net insurance premiums   . . . . . .                           5,703          19,449                            25,152
   Loan servicing income  . . . . . . .            10,077          (136)                         (2,257)            7,684
   Investment gains (losses)  . . . . .                              99                                                99
                                                ---------     ---------      ----------       ---------        ----------
      Total   . . . . . . . . . . . . .            86,578        67,510          19,810          (1,320)          172,578
                                                ---------     ---------      ----------       ---------        ----------

Expenses:
   Interest on annuity policies   . . .                          35,854                                            35,854
   Personnel  . . . . . . . . . . . . .            21,989         2,509             536           3,151            28,185
   Insurance commissions  . . . . . . .                           6,620          16,761             323            23,704
   Loan loss provision  . . . . . . . .             4,348         1,963                                             6,311
   Insurance benefits   . . . . . . . .                           6,487             454                             6,941
   Interest   . . . . . . . . . . . . .             2,608           856                           2,235             5,699
   Other operating  . . . . . . . . . .            15,856         8,717           2,062          (4,333)           22,302
                                                ---------     ---------      ----------       ---------        ----------
      Total   . . . . . . . . . . . . .            44,801        63,006          19,813           1,376           128,996
                                                ---------     ---------      ----------       ---------        ----------

Income (loss) from continuing operations
     before income taxes  . . . . . . .         $  41,777     $   4,504      $       (3)      $  (2,696)       $   43,582
                                                =========     =========      ==========       =========        ==========

                                                              Six months ended June 30, 1993
                                                              ------------------------------
                                                                                           Corporate,
                                                             Life           Title       Other Operations,
                                             Mortgage      Insurance      Insurance     & Eliminations        Total
                                             --------      ---------      ---------     -----------------     -----
                                                                       (in thousands)
Revenues:
   Interest, charges and fees on loans     $    18,362   $    22,787                     $     3,385       $   44,534
   Investment income  . . . . . . . . .            400        36,671     $        267           (317)          37,021
   Net insurance premiums   . . . . . .                       10,493            8,202                          18,695
   Loan sale gains  . . . . . . . . . .         22,625                                           220           22,845
   Loan servicing income  . . . . . . .          8,470           124                          (2,940)           5,654
   Investment gains (losses)  . . . . .                           72                              (4)              68
                                           -----------   -----------     ------------    -----------      -----------
      Total   . . . . . . . . . . . . .         49,857        70,147            8,469            344          128,817
                                           -----------   -----------     ------------    -----------      -----------
Expenses:
   Interest on annuity policies   . . .                       38,190                                           38,190
   Personnel  . . . . . . . . . . . . .         14,837         2,065              336          2,363           19,601
   Insurance commissions  . . . . . . .                        7,188            6,780            406           14,374
   Insurance benefits   . . . . . . . .                        9,641              203                           9,844
   Loan loss provision  . . . . . . . .          5,430         2,395                                            7,825
   Interest   . . . . . . . . . . . . .          2,087           467                           2,875            5,429
   Other operating  . . . . . . . . . .         13,890        11,571              571         (3,055)          22,977
                                           -----------   -----------     ------------    -----------      -----------
      Total   . . . . . . . . . . . . .         36,244        71,517            7,890          2,589          118,240
                                           -----------   -----------     ------------    -----------      -----------

Income (loss) from continuing operations
     before income taxes  . . . . . . .    $    13,613   $    (1,370)    $        579    $    (2,245)     $    10,577
                                           ===========   ===========     ============    ===========      ===========


MORTGAGE OPERATIONS


         The following tables reflect results of operations and selected financial data for the indicated periods for the Company's mortgage operations.

                                                  Three Months Ended          Six Months Ended
                                                       June 30,                  June 30,
                                                  ------------------          ----------------
                                                 1994         1993          1994         1993
                                                 ----         ----          ----         ----
                                                                              (in thousands)
Revenues:
Loan sale gains . . . . . . . . . . . .      $   20,792     $ 12,963     $  43,346  $   22,625
Loan fees . . . . . . . . . . . . . . .          14,745        8,564        27,210      14,523
Loan servicing income . . . . . . . . .           5,080        4,450        10,077       8,470
Other . . . . . . . . . . . . . . . . .           3,503        2,316         5,945       4,239
                                             ----------     --------     ---------  ----------
      Total   . . . . . . . . . . . . .          44,120       28,293        86,578      49,857
                                             ----------     --------     ---------  ----------

Expenses  . . . . . . . . . . . . . . .          22,962       16,905        44,801      36,244
                                             ----------     --------     ---------  ----------
Income from operations before taxes . .      $   21,158     $ 11,388     $  41,777  $   13,613
                                             ==========     ========     =========  ==========

                                                 Three Months Ended             Six Months Ended
                                                      June 30,                      June 30,
                                              ----------------------      --------------------------
                                                1994          1993            1994           1993
                                              ---------     --------      -----------      ---------
                                                          (dollars in thousands)
Selected Mortgage Financial Data

Home Equity Originations:
Loan originations . . . . . . . . . . . . .   $ 228,117   $   120,363     $    425,446    $    209,758
Number of loans originated  . . . . . . . .       5,498         3,153           10,035           5,786
Average loan origination amount . . . . . .   $      41   $        38     $         42    $         36

Home Equity Loan Sales:
Loan sales  . . . . . . . . . . . . . . . .   $ 262,027   $   101,017     $    460,359    $    167,889
Loan sale gains . . . . . . . . . . . . . .      20,792        12,963           43,346          22,625
Interest spread retained on loans sold  . .       4.33%         6.06%            4.88%           6.26%

Loan Portfolio - Period-end:
Total home equity portfolio (period end). .                               $  1,388,876    $    916,629
Total loan portfolio (period end) . . . . .                                  1,777,022       1,412,031
Loans 30+ days past due (period end)  . . .                                    117,400         103,916


INSURANCE RESULTS OF OPERATIONS

         The following tables reflect results of operations and selected financial data for the respective periods for the Company's insurance operations.

                                               Three Months Ended               Six Months Ended
                                                    June 30,                        June 30,
                                              ----------------------        -----------------------
                                                1994          1993            1994           1993
                                              --------      --------        --------       --------
                                                            (dollars in thousands)
Revenues:
Investment income . . . . . . . . . . .     $   20,616    $   19,052      $    39,149   $   36,938
Interest on loans . . . . . . . . . . .         11,586        11,734           23,056       22,787
Title insurance premiums  . . . . . . .         10,536         4,279           19,449        8,202
Life insurance premiums . . . . . . . .          2,635         4,229            5,703       10,493
Other . . . . . . . . . . . . . . . . .            (41)         (185)             (37)         196
                                            -----------   -----------     ------------  -----------
      Total   . . . . . . . . . . . . .         45,332        39,109           87,320       78,616
                                            -----------   -----------     ------------  -----------

Expenses  . . . . . . . . . . . . . . .         42,769        39,667           82,819       79,407
                                            -----------   -----------     ------------  -----------
Income (loss) from operations
   before income taxes  . . . . . . . .     $    2,563    $     (558)     $     4,501   $     (791)
                                            ===========   ===========     ============  ===========

Selected Insurance Financial Data

Annuities:
Annuity sales . . . . . . . . . . . . .     $   71,293    $   61,679      $   116,322   $  120,028
Annuity reserves  . . . . . . . . . . .      1,363,382     1,246,758        1,363,382    1,246,758
Average interest margin on annuities  .          2.73%         2.24%            2.68%        2.04%



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

         Loans. Substantially all of the loans owned by the Company were originated by UC Lending through its branch (i.e, retail) network or wholesale loan program. The Company's loan portfolio at June 30, 1994 was comprised primarily of $254 million in home equity loans and $173 million in commercial loans. In connection with its origination of home equity loans, the Company relies on thorough underwriting and credit review procedures by UC Lending, a mortgage on the borrower's residence and, in some cases, other security, and, in its retail origination program, close personal contact with borrowers through its branch office system to manage credit risk on its loans. In addition to servicing the loans owned by the Company, UC Lending serviced approximately $1.4 billion in loans for third parties at June 30, 1994. The Company is subject to risk of loss on loans in its owned portfolio and for loans sold under loan sale agreements that provide limited recourse against the Company or subordination of cash and excess interest spread relating to the sold loans by the Company. Such recourse and subordination relate to credit losses which may occur after the sale of the loans and continues until the earlier of the payment in full of the loans or termination of the agreement pursuant to which the loans were sold. The Company is also obligated to repurchase or replace loans which may be determined after the sale to violate representations and warranties relating to them and which are made by the Company at the time of the sale. The Company regularly evaluates the quality of the loan portfolio and estimates its risk of loss based upon historical loss experience, prevailing economic conditions, estimated collateral value and such other factors which, in management's judgment, are relevant in estimating the
credit risk in owned and/or serviced loans.   Estimated losses on the owned
portfolio are provided for by an increase in the allowance for loan losses through a charge to current operating income. For loans sold with limited recourse or subordination of certain cash and excess interest spread relating to the sold loans, the Company reduces the amount of gain recognized on the sale by the estimated amount of credit losses, subject to the recourse limitation or maximum subordination amount of the related loan sale agreements, and records such amount on its balance sheet in the allowance for loss on loans serviced. At June 30, 1994, the maximum recourse associated with sales of home equity loans according to terms of the loan sale agreements totaled approximately $195.5 million, of which amount approximately $179.6 million relates to the subordinated cash and excess interest spread. However, the Company's estimate of its losses was approximately $20.5 million at June 30, 1994, and is recorded in the Company's allowance for loss on loans serviced. Should credit losses on loans sold with limited recourse or subordination of certain cash and excess interest spread materially exceed the Company's estimates for such losses, such consequence will have a material adverse impact on the Company's operations.

         At June 30, 1994, the contractual balance of loans serviced by UC Lending was approximately $1.8 billion comprised of approximately $.4 million serviced for the Company and approximately $1.4 billion serviced for investors. The geographic distribution of this portfolio by state and by loan category was as follows at June 30, 1994:

                                                                                                      Percent
   State                          Home Equity   Commercial    Conventional    Consumer      Total     of Total
   -----                          -----------   ----------    ------------    --------     -------    --------
                                                           (dollars in thousands)
   Florida    . . . . . . . .    $    187,750  $   86,815      $    9,499      $  18      $  284,082     16.0%
   Louisiana  . . . . . . . .         134,153      13,192          41,058         21         188,424     10.6%
   Ohio   . . . . . . . . . .         175,585       6,112           1,671                    183,368     10.3%
   Tennessee  . . . . . . . .         108,966      19,998           5,312          7         134,283      7.6%
   Alabama  . . . . . . . . .         111,305      12,536           5,340          3         129,184      7.3%
   North Carolina   . . . . .         119,099      15,906           1,877                    136,882      7.7%
   Georgia  . . . . . . . . .          73,022      47,097           2,651         11         122,781      6.9%
   Virginia   . . . . . . . .          50,543      23,414           2,766                     76,723      4.3%
   Indiana  . . . . . . . . .          68,810       3,469           1,206                     73,485      4.1%
   South Carolina   . . . . .          63,440       1,271           1,271                     65,982      3.7%
   Michigan   . . . . . . . .          51,597                         182                     51,779      2.9%
   Other States   . . . . . .         244,607      75,558           9,872         12         330,049     18.6%
                                 ------------ -----------      ----------       ----      ----------    ------
       Total  . . . . . . . .    $  1,388,877 $   305,368      $   82,705      $  72      $1,777,022    100.0%
                                 ============ ===========      ==========      =====      ==========    ======

         The following table provides a summary of loans owned and/or serviced by UC Lending which are past due 30 days or more, foreclosed properties and loans charged off as of the dates indicated.

                                                               Foreclosed Properties
                                                              -----------------------
                      Contractual  Delinquencies               Owned   Serviced for                   % of
                        Balance     Contractual    % of       by the    Third Party      Net Loans   Average
Period Ended           of Loans       Balance     Amount      Company   Investors       Charged Off   Loans*
- - ------------        -----------------------------------------------------------------------------------------
                                                   (dollars in thousands)
Six months ended June 30, 1994
- - ------------------------------
Home equity . . .     $ 1,388,877      $ 103,319    7.44%    $   10,849    $  7,056      $  6,931      1.10%
Commercial  . . .         305,368         11,090    3.63%        27,196      10,336         1,133      0.28%
Conventional  . .          82,705          2,972    3.59%            35         -              15      0.04%
Consumer  . . . .              72             19      -           -             -             (23)       -
                      -----------      ---------             ----------    --------      --------
     Total  . . .     $ 1,777,022      $ 117,400    6.61%    $   38,080    $ 17,392      $  8,056
                      ===========      =========             ==========    ========      ========

Year ended December 31, 1993
- - ----------------------------
Home equity . . .     $ 1,125,139      $  92,974    8.26%    $   17,014    $  8,355      $  8,548      0.88%
Commercial  . . .         345,365         19,292    5.59%        20,871       9,275         3,579      0.95%
Conventional  . .          98,189          3,730    3.80%           148        -              112      0.09%
Consumer  . . . .              88             17     -             -           -              (35)      -
                      -----------      ---------             ----------    --------      --------
     Total  . . .     $ 1,568,781      $ 116,013    7.40%    $   38,033    $ 17,630      $ 12,204
                      ===========      =========             ==========    ========      ========

Year ended December 31, 1992
- - ----------------------------
Home equity . . .     $   819,448      $  71,762    8.76%    $   13,092    $  7,244      $  4,498       .59%
Commercial  . . .         404,857         29,954    7.40%        20,976       7,338         4,805      1.14%
Conventional  . .         143,311          2,933    2.05%           291        -                4       -
Consumer  . . . .             206             64     -             -           -               82      2.86%
                      -----------      ---------             ----------    --------      --------
     Total  . . .     $ 1,367,822      $ 104,713    7.66%    $   34,359    $ 14,582      $  9,389
                      ===========      =========             ==========    ========      ========

*Annualized for the six months ended June 30, 1994


         Management continues to focus on reducing the level of non-earning assets owned and/or serviced by focusing on expediting the foreclosure process. As the result of being more aggressive in liquidating foreclosed property, the Company's net charge-offs on home equity loans in the six months ended June 30, 1994 increased to $6.9 million compared to $4.6 million during the same period of 1993. During the first six months of 1994, the balance of foreclosed home equity loans owned and/or serviced by the Company was reduced by $7.5 million. The Company will continue to focus resources on further reductions in the level of foreclosed properties.

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

         A summary analysis of the changes in the Company's allowance for loan losses for the indicated periods is as follows.

                                                         Six months ended June 30,
                                                         -------------------------
                                                           1994            1993
                                                         ---------      ----------
                                                              (in thousands)
     Balance at beginning of period   . . . . . . .      $  21,017      $ 15,842

     Loans charged to allowance
        Home equity   . . . . . . . . . . . . . . .         (7,367)       (4,856)
        Commercial  . . . . . . . . . . . . . . . .         (1,141)       (1,193)
        Conventional  . . . . . . . . . . . . . . .            (17)          (49)
        Consumer  . . . . . . . . . . . . . . . . .             (1)          (12)
                                                         ----------     ---------
            Total   . . . . . . . . . . . . . . . .         (8,526)       (6,110)
     Recoveries on loans previously
        charged to allowance  . . . . . . . . . . .            470           293
                                                         ----------     ---------
     Net loans charged off  . . . . . . . . . . . .         (8,056)       (5,817)
                                                         ----------     ---------

     Loan loss provision    . . . . . . . . . . . .          6,311         7,825
     Reserve reclassification   . . . . . . . . . .           (107)          (82)
                                                         ----------     ---------
     Balance at end of period   . . . . . . . . . .      $  19,165      $ 17,768
                                                         ==========     =========

     Specific reserves  . . . . . . . . . . . . . .      $   8,234      $  7,750
     Unallocated reserves   . . . . . . . . . . . .         10,931        10,018
                                                         ----------      --------
     Total reserves   . . . . . . . . . . . . . . .      $  19,165      $ 17,768
                                                         ==========     =========


         Specific reserves are provided for foreclosures in which the carrying value of the loan exceeds the market value of the collateral. Unallocated reserves are provided for loans not in foreclosure and are calculated primarily using objective measurement techniques. Unallocated reserves also include reserves for active loans which have been modified or indicate potential problems as well as reserves for a $32.5 million subordinated position the Company acquired in connection with the securitization and sale of approximately $230 million in commercial real estate mortgage loans in 1990.
At June 30, 1994, the Company owned $38.1 million of property acquired in settlement of loans, excluding the specific reserves attributed to these properties. These balances are included in the loans owned by the Company.
The specific reserve in the table above is provided to reduce the carrying value of these properties to their market value.

         A summary of the amounts provided by the Company for future credit losses on loans and foreclosed properties owned by the Company and loans sold with recourse (including for purposes hereof loans sold with subordination of cash and excess interest spread owned by the Company) as of the dates indicated is as follows:

                                                         June 30,     December 31,     June 30,
                                                          1994           1993           1993
                                                       ----------     ------------    ---------
                                                                  (in thousands)
Allowance for loan losses
     (Applicable to loans and foreclosed properties
     owned by the Company)  . . . . . . . . . .        $  19,165      $   21,017     $    17,768

Allowance for loss on loans serviced
     (Applicable to loans
     sold with recourse)  . . . . . . . . . . .           20,549          12,938           9,041
                                                       ---------      ----------      ----------
          Total   . . . . . . . . . . . . . . .        $  39,714      $   33,955      $   26,809
                                                       =========      ==========      ==========

         As of June 30, 1994, approximately $1.1 billion of home equity loans sold were serviced by UC Lending under agreements which provide limited recourse, or subordination of cash and excess interest spread owned by the Company, for credit losses ("loans sold with recourse"). The Company's estimate of its losses, based on historical loan loss experience, was approximately $20.5 million at June 30, 1994 and is recorded in the Company's allowance for loss on loans serviced. Should credit losses on loans sold with limited recourse, or subordination of cash and excess interest spread owned by the Company, materially exceed the Company's estimate for such losses, such consequence will have a material adverse impact on the Company's financial statements.

        Recent legal developments related to mortgage loans. A recent federal appeals court decision held, in part, that a lender improperly disclosed the collection of the Florida state intangible tax from the borrower, thereby subjecting the loan to rescission under the Federal Truth-in-Lending Act (the "TILA") by the borrower for three years after it was made. Subsequent to the court's initial decision and prior to its refusal to reconsider its decision, the Florida legislature amended the language of the intangible tax to clarify the legislature's previous intention that the intangible tax be disclosed for purposes of the TILA in the manner that had been followed by most lenders in Florida, including the Company. Although the Florida legislature intended this legislation to apply retroactively, no judicial determination has yet been made as to the retroactive effect of this legislation on loans originated prior to its effective date. This court decision may also apply to a similar intangible tax imposed by other states. To its knowledge, no claims have been filed against the Company under this recent court decision and no notice of a breach of a representation has been received under the Company's loan sale agreements requesting it to repurchase, cure or substitute other loans for the loans sold. If a substantial number of loans are rescinded or required to be repurchased, the Company's financial statements and operations will be materially adversely affected. As the financial impact, if any, of this contingency cannot presently be reasonably estimated, the Company has made no accrual therefor.

         Bonds. Investment purchases are made with the intention of holding fixed income securities until maturity. Prior to January 1, 1994 securities were generally carried at cost adjusted for discount accretion and premium amortization. At June 30, 1994, the amortized cost of the Company's bond portfolio was $1.0 billion consisting primarily of $713 million in mortgage-backed securities and $258 million in corporate bonds. In connection with the adoption of SFAS 115 (see note 4 to the consolidated financial statements ) bonds with an amortized cost of approximately $939 million or 93% of the Company's bond portfolio were classified in an available-for-sale category and the carrying value adjusted to market value by means of an adjustment to stockholders' equity. The remainder of the portfolio, consisting primarily of private placements made either directly or through an investment partnership, continues to be classified as held-to-maturity and valued at cost. At June 30, 1994, the Company did not own any securities classified as trading securities. The net unrealized loss in the bond portfolio (cost over market value) at June 30, 1994 was $37.5 million compared to an unrealized gain of $31.5 million at December 31, 1993.


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

         UC Lending. The principal cash requirements of the Company's mortgage operations arise from loan originations, repayments of inter-company debt borrowed by the Company under its $200 million revolving credit facility, payments of operating and interest expenses and deposits to reserve accounts related to loan sale transactions. Loan originations are initially funded principally through the Company's $200 million revolving credit facility and short-term bank facilities pending loan sales to UC Life and in the secondary market. At June 30, 1994, the Company's debt facilities available to fund general operating needs totaled $218 million, of which $186.8 million was outstanding, compared to December 31, 1993 when $208.5 million in such debt facilities were available with $155.5 million outstanding. Substantially all of the loans originated by UC Lending are sold. Net cash used by investing activities of the Company in the six months ended June 30, 1994 and 1993, respectively, reflects approximately $436 million and $230 million, respectively, in cash used for loan originations. The primary source of funding for loan originations is derived from the reinvestment of proceeds from the ultimate sale of loans in the secondary market which totaled approximately $460 million and $168 million in the first six months of 1994 and 1993, respectively. In connection with the loan sale transactions in the secondary market, surety bonds and cash deposits were provided by the Company as credit enhancements. The loan sale transactions required the subordination of certain cash flows payable to UC Lending to the payment of scheduled principal and interest due to certificate holders. In connection with these transaction, UC Lending was required, in some instances, to fund an initial deposit, and thereafter, in each transaction, a portion of the amounts receivable by UC Lending and its subsidiary from the excess interest spread is required to be placed and maintained in a reserve account to the extent of the subordination requirements. The subordination requirements generally provide that the excess interest spread is payable to the reserve account until a specified level of cash, which is less than the maximum subordination amount, is accumulated therein. The capitalized excess servicing income of the Company is subject to being utilized first to replenish cash paid from the reserve account to fund shortfalls in collections from borrowers who default on the payment of principal or interest on the loans underlying the pass-through certificates issued until the total of the Company's deposits into the reserve account equal the maximum subordination amount. In connection with the issuance and sale of approximately $1.3 billion of pass-through certificates through June 30, 1994, the aggregate subordination amounts were initially set at approximately $179.6 million. After the Company's deposits into the reserve account equal the maximum subordination amount for a transaction, the subordination of the related excess interest spread for these purposes is terminated. The excess interest spread required to be deposited and maintained in the respective reserve accounts will not be available to support the cash flow requirements of the Company until such amount exceeds the maximum subordinated amount (other than amounts, if any, in excess of the specified levels required to be maintained in the reserve accounts, which may be distributed periodically to the Company). At June 30, 1994, the amounts on deposit in such reserve accounts totaled $56.2 million.

         Adequate credit facilities and other sources of funding, including the ability of the Company to sell loans in the secondary market and to UC Life, are essential for the continuation of the Company's loan origination operations. The Company's available, but unfunded, debt capacity for general operating needs as of June 30, 1994 was $31.2 million while such capacity as of December 31, 1993 totaled $53 million. During the second quarter of 1994, peak borrowings under the such credit facilities reached $210.9 million. The Company's $200 million revolving credit facility has a committed term to December 31, 1995. The interest rate on such credit facility is based upon various floating rate indices as may be selected by the Company from time to time. There can be no assurance that the Company's present credit facilities will be available in the future on terms or in amounts which the Company would consider favorable.

         UC Life. The principal cash requirements of UC Life consist of contractual obligations to policyholders, principally through policy claims and surrenders. The primary sources of funding these obligations, in addition to cash flow from investments, are the sale of annuities. Net cash flow from underwriting operations is used to build an investment portfolio, which in turn produces future cash flows from investment income and provides a secondary source of liquidity for this division. Net cash provided by operating activities of the insurance division in the six months ended June 30, 1994 and 1993 was approximately $31.7 million and $34.3 million, respectively, resulting primarily from cash earnings on investments. The Company monitors available cash and cash equivalents to maintain adequate balances for current payments while maximizing cash available for longer term investment activities. The Company's financing activities during the second quarter of 1994 and 1993 reflect approximately $116 million and $120 million, respectively, in cash received primarily from sales by UC Life of its annuity products. As reflected in the net cash used by investing activities during the same periods, investment purchases were approximately $182 million and $147 million, respectively, reflecting the investment of these funds and the reinvestment of proceeds from maturities of investments. Cash used by financing activities also reflects payments of $85 million and $58 million primarily on annuity products resulting from policyholder surrenders and claims. In response to the decline in interest rates in 1992 and 1993, the Company reduced the crediting rates on its annuity policies. At June 30, 1994, the interest margin on the Company's annuity liabilities was 2.73% compared to 2.46% at December 31, 1993 and 2.24% at June 30, 1993. Notwithstanding reductions in renewal crediting rates on these policies, the percentages of annuities surrendered has generally remained stable. UC Life's investments at June 30, 1994, included approximately $394 million in residential and commercial mortgage loans, $288 million in corporate and government bonds and private debt placements and $711 million in mortgage-backed securities. The investment portfolio is also managed to provide a secondary source of liquidity as investments can be sold, if necessary, to fund abnormal levels of policy surrenders, claims and expenses. An unanticipated increase in surrenders would impact the Company's liquidity, potentially requiring the sale of certain assets, such as bonds and loans prior to their maturities, which may be at a loss.

         As a Louisiana domiciled insurance company, UC Life is subject to certain regulatory restrictions on the payment of dividends. UC Life has the capacity at June 30, 1994 to pay dividends of $8.5 million. UC Life did not pay any dividends to the Company during 1991, 1992 and 1993 or in 1994 in order to retain capital in UC Life.

         UG Title. Liquidity requirements for the Company's title insurance business are generally met from funds provided by the sale of title insurance policies and cash flow from its investment portfolio. UG Title's investments at June 30, 1994 included approximately $3.3 million in residential mortgage loans, $6.9 million in U.S. government and agency securities and $1.1 million in temporary investments, primarily certificates of deposit. An unanticipated increase in policy claims would impact UG Title's liquidity, potentially requiring the sale of its investments prior to their maturities, which may be at a loss. The principal liability of UG Title is the loss reserve established for title policy claims.

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

RIGHTS PLAN

         On July 27, 1994, the Board of Directors of the Company authorized the redemption of the rights under the Company's rights plan adopted in 1989 and approved a new rights plan and declared a dividend distribution of rights thereunder. The new rights plan is an update of the old plan and reduces the threshold of beneficial ownership at which rights issued under the plan become exercisable and trade separately from the common shares when a person or group acquires beneficial ownership of 20% or more of the common shares. The threshold under the old plan was 45%. The rights also become exercisable and trade separately when a tender or exchange offer for 25% or more of the common shares is commenced, down from 50% under the old plan. The new plan also adds an adverse person provision whereby the rights may become exercisable and trade separately. The trigger for a flip-in event is also reduced from 50% to 25% ownership by a person and the redemption price of the rights is reduced from $.01 to $.001. The new plan extends the final expiration date provided by the old plan from January 31, 1999 to July 31, 2004 and changes the exercise price of the rights from $80.00 to $240.00.

                       REVIEW BY INDEPENDENT ACCOUNTANTS


The Company's independent accountants, Deloitte & Touche, have performed a review of the accompanying unaudited consolidated balance sheet as of June 30, 1994 and the related consolidated statements of income and cash flows for the three months and six months ended June 30, 1994 and 1993, and previously audited and expressed an unqualified opinion dated February 18, 1994 on the consolidated financial statements of the Company and its subsidiaries as of December 31, 1993, from which the consolidated balance sheet as of this date is derived.

INDEPENDENT ACCOUNTANTS' REPORT


United Companies Financial Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of United Companies Financial Corporation and subsidiaries as of June 30, 1994, and the related condensed consolidated statements of income and cash flows for the three-month and six-month periods ended June 30, 1994 and 1993. These financial statements are the responsibility of the Corporation's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of United Companies Financial Corporation and subsidiaries as of December 31, 1993, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 18, 1994, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1993 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


/s/  DELOITTE & TOUCHE

Baton Rouge, Louisiana
July 27, 1994

                                    PART II

                               OTHER INFORMATION



Items 1 through 3.         Inapplicable

Item 4.  Submission of Matters to a Vote of Security Holders

         a. The matters discussed below were submitted to a vote of security holders at the Company's Annual Meeting of Shareholders held on April 28, 1994.

         b. Item 4(b) is inapplicable as proxies for the Annual Meeting of Shareholders were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, there was no solicitation in opposition to the management's nominees as listed in the proxy statement and all nominees for director were elected.

         c. The results of voting on the other matters submitted to a vote of security holders were as follows:

                 (2) Approval of the adoption of the Company's 1993 Stock Incentive Plan

                                            SHARES VOTED
                            For         Against/Withheld       Abstentions      Broker non-votes
                       -------------------------------------------------------------------------
                          5,778,478              777,073            35,679             1,825,642


                 (3) Approval of the adoption of the Company's 1993 Non-Employee Director Stock Option Plan

                                            SHARES VOTED
                           For          Against/Withheld       Abstentions      Broker non-votes
                      --------------------------------------------------------------------------
                         5,492,195             1,027,953            71,082             1,825,642


                 (4) Approval of the adoption of the Company's Management Incentive Plan

                                            SHARES VOTED
                           For          Against/Withheld       Abstentions      Broker non-votes
                      --------------------------------------------------------------------------
                         7,472,741             377,051           64,552               502,528


                 (5) Approval of the adoption of the Company's proposed amendment to Section 1 of Article III of the Articles of Incorporation to increase the number of authorized shares of the Company's $2.00 par value common stock from 20,000,000 shares to 100,000,000 shares and the number of authorized shares of the Company's $2.00 par value preferred stock from 5,000,000 shares to 20,000,000 shares

                                            SHARES VOTED
                          For           Against/Withheld       Abstentions      Broker non-votes
                       -------------------------------------------------------------------------
                        6,494,352              1,245,332           102,962               574,226

Item 5 - Inapplicable


Item 6. Exhibits and Reports on Form 8-K

        (a)  Exhibits   -   (11)  Statement re computation of earnings per share
                            (15)  Letter of Deloitte & Touche regarding
                                  unaudited interim financial information

        (b)  Reports on Form 8-K - None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                UNITED COMPANIES FINANCIAL CORPORATION




Date: July 27, 1994             By:/s/ J. TERRELL BROWN
                                     J. Terrell Brown
                                     President and Chief Executive Officer



Date: July 27, 1994             By:/s/ DALE E. REDMAN
                                     Dale E. Redman
                                     Executive Vice President and Chief
                                     Financial Officer

            UNITED COMPANIES FINANCIAL CORPORATION AND SUBSIDIARIES

                               INDEX TO EXHIBITS


         Exhibit No.                                                                  Page No.
         -----------                                                                  --------
            11                         Statement re computation of                       28
                                       earnings per share

            15                         Letter of Deloitte & Touche regarding             29
                                       unaudited interim financial information