Form 10-Q
period 1994-09-30
UNITED COMPANIES FINANCIAL CORP
filed 1994-11-10
CIK 217416

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                      ------------------------------------

                                   FORM 10-Q

(Mark One)
           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1994

                                      OR

          ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

For the period from ................ to ................

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

         The number of shares of $2.00 par value common stock issued and outstanding as of November 8, 1994 was 12,445,978, excluding 526,672 treasury shares.

================================================================================

            UNITED COMPANIES FINANCIAL CORPORATION AND SUBSIDIARIES

                               INDEX TO FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1994



                                                                                                  PAGE
PART I - FINANCIAL INFORMATION

Financial Statements:

  Consolidated Balance Sheets
     September 30, 1994 and December 31, 1993   . . . . . . . . . . . . . . . . . . . . . . .        2

  Consolidated Statements of Income
     Three months and nine months ended September 30, 1994 and 1993   . . . . . . . . . . . .        3

  Consolidated Statements of Cash Flows
     Nine months ended September 30, 1994 and 1993  . . . . . . . . . . . . . . . . . . . . .        4

  Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . .      5-9

Management's Discussion and Analysis of Financial Condition
  and Results of Operations   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    10-25

Review by Independent Accountants . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       26

Independent Accountants' Report . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       27


PART II - OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       28

Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       29

Index to Exhibits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       30

            UNITED COMPANIES FINANCIAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)

                                                                                   September 30,
                                                                                       1994                December 31,
                                                                                    (Unaudited)                1993
                                                                                    -----------            ------------
 Assets
 ------

 Cash and cash equivalents   . . . . . . . . . . . . . . . . . . . . . . . .         $   79,749             $   45,530
 Temporary investments - reserve accounts    . . . . . . . . . . . . . . . .             68,696                 27,672
 Bonds and stocks - net
         Trading (amortized cost at September 30, 1994, $462)  . . . . . . .                481                      -
         Available-for-sale (amortized cost at September 30, 1994, $995,651)            942,517                      -
         Held-to-maturity (fair value - $61,670 at September 30,
             1994 and $910,816 at December 31, 1993)   . . . . . . . . . . .             64,478                879,301
         Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             25,467                 26,698
                                                                                     ----------             ----------
           Bonds and stocks - net . . . . . . . . . . . . . . . . . . .  . .          1,032,943                905,999

 Loans . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            418,040                542,633
   Less: Allowance for loan losses   . . . . . . . . . . . . . . . . . . . .            (18,362)               (21,017)
         Unearned loan charges   . . . . . . . . . . . . . . . . . . . . . .             (1,292)                (1,982)
                                                                                     ----------             ----------
         Loans - net   . . . . . . . . . . . . . . . . . . . . . . . . . . .            398,386                519,634

 Capitalized excess servicing income   . . . . . . . . . . . . . . . . . . .            165,749                113,192
 Deferred policy acquisition costs   . . . . . . . . . . . . . . . . . . . .             89,077                 83,495
 Due from reinsurers   . . . . . . . . . . . . . . . . . . . . . . . . . . .             35,309                 36,558
 Accrued interest receivable . . . . . . . . . . . . . . . . . . . . . . . .             34,473                 30,266
 Property - net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             29,955                 28,988
 Policy loans  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             19,529                 19,633
 Deferred income tax benefit   . . . . . . . . . . . . . . . . . . . . . . .              9,668                      -
 Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              9,887                  6,577
                                                                                     ----------             ----------
                Total assets   . . . . . . . . . . . . . . . . . . . . . . .         $1,973,421             $1,817,544
                                                                                     ==========             ==========

 Liabilities and Stockholders' Equity
 ------------------------------------

 Annuity reserves  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $1,396,310             $1,294,983
 Notes payable:
         Current   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             12,120                    500
         Long-term   . . . . . . . . . . . . . . . . . . . . . . . . . . . .            185,000                155,000
 Policy benefit reserves   . . . . . . . . . . . . . . . . . . . . . . . . .            120,608                125,340
 Allowance for loss on loans serviced    . . . . . . . . . . . . . . . . . .             24,171                 12,938
 Unearned premium reserves   . . . . . . . . . . . . . . . . . . . . . . . .              5,577                 10,260
 Repurchase agreement  . . . . . . . . . . . . . . . . . . . . . . . . . . .             20,622                 30,000
 Deferred income taxes payable   . . . . . . . . . . . . . . . . . . . . . .                  -                  5,468
 Other liabilities   . . . . . . . . . . . . . . . . . . . . . . . . . . . .             45,065                 29,687
                                                                                     ----------             ----------
                Total liabilities  . . . . . . . . . . . . . . . . . . . . .          1,809,473              1,664,176
                                                                                     ----------             ----------
 Stockholders' equity:
         Common stock, $2 par value;
             Authorized - 100,000,000 shares;
             Issued - 12,972,076 and 12,684,858 shares   . . . . . . . . . .             25,944                 25,370
         Additional paid-in capital    . . . . . . . . . . . . . . . . . . .             81,450                 76,312
         Net unrealized loss on securities   . . . . . . . . . . . . . . . .            (34,537)                     -
         Retained earnings   . . . . . . . . . . . . . . . . . . . . . . . .             99,879                 59,988
         Treasury stock and ESOP debt  . . . . . . . . . . . . . . . . . . .             (8,788)                (8,302)
                                                                                     ----------             ----------
                Total stockholders' equity   . . . . . . . . . . . . . . . .            163,948                153,368
                                                                                     ----------             ----------
                Total liabilities and stockholders' equity   . . . . . . . .         $1,973,421             $1,817,544
                                                                                     ==========             ==========

                                 See notes to consolidated financial statements.

            UNITED COMPANIES FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                    THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                       SEPTEMBER 30                  SEPTEMBER 30
                                                                   1994           1993            1994          1993
                                                                 --------       --------       ---------      --------
 Revenues:
   Interest, charges and fees on loans . . . . . . . . . .       $ 31,387       $ 24,902       $  88,493      $ 69,437
   Loan sale gains . . . . . . . . . . . . . . . . . . . .         22,204         15,455          65,550        38,300
   Investment income . . . . . . . . . . . . . . . . . . .         22,025         19,030          61,216        56,052
   Net insurance premiums  . . . . . . . . . . . . . . . .         15,028         10,137          40,180        28,830
   Loan servicing income . . . . . . . . . . . . . . . . .          3,745          2,656          11,429         8,309
   Investment gains  . . . . . . . . . . . . . . . . . . .            230            288             329           356
                                                                 --------       --------       ---------      --------
         Total   . . . . . . . . . . . . . . . . . . . . .         94,619         72,468         267,197       201,284
                                                                 --------       --------       ---------      --------
 Expenses:
   Interest on annuity policies  . . . . . . . . . . . . .         18,261         19,162          54,115        57,353
   Personnel . . . . . . . . . . . . . . . . . . . . . . .         15,076         10,301          43,261        29,901
   Insurance commissions . . . . . . . . . . . . . . . . .         13,545          8,637          37,249        23,010
   Insurance benefits  . . . . . . . . . . . . . . . . . .          3,694          4,380          10,635        14,223
   Loan loss provision . . . . . . . . . . . . . . . . . .          3,400          4,284           9,711        12,109
   Interest  . . . . . . . . . . . . . . . . . . . . . . .          3,973          2,272           9,672         7,701
   Other operating . . . . . . . . . . . . . . . . . . . .         13,183          8,416          35,484        31,395
                                                                 --------       --------       ---------      --------
        Total  . . . . . . . . . . . . . . . . . . . . . .         71,132         57,452         200,127       175,692
                                                                 --------       --------       ---------      --------

 Income from continuing operations before income taxes . .         23,487         15,016          67,070        25,592
 Provision for income taxes (benefit):
   Current . . . . . . . . . . . . . . . . . . . . . . . .          2,346          6,213          19,947        11,432
   Deferred  . . . . . . . . . . . . . . . . . . . . . . .          5,888         (1,024)          3,461        (2,613)
                                                                 --------       --------       ---------      --------
        Total  . . . . . . . . . . . . . . . . . . . . . .          8,234          5,189          23,408         8,819
                                                                 --------       --------       ---------      --------

 Income from continuing operations . . . . . . . . . . . .         15,253          9,827          43,662        16,773

 Loss from discontinued operations:
   Loss from discontinued operations net of applicable
     income tax benefit of $782  . . . . . . . . . . . . .              -              -               -        (1,519)
   Loss on disposal of discontinued operations, including
     estimated operating losses during phaseout (net of
        applicable income tax benefit of $8,326) . . . . .              -              -               -       (16,066)
                                                                 --------       --------       ---------      --------
        Total  . . . . . . . . . . . . . . . . . . . . . .              -              -               -       (17,585)
                                                                 --------       --------       ---------      --------

 Net income (loss) . . . . . . . . . . . . . . . . . . . .       $ 15,253       $  9,827       $  43,662      $   (812)
                                                                 ========       ========       =========      ========
 Per share data:
 Primary:
   Income from continuing operations . . . . . . . . . . .       $   1.18       $    .97       $    3.36      $   1.75
   Loss from discontinued operations . . . . . . . . . . .              -              -               -         (1.87)
                                                                 --------       --------       ---------      --------
   Net income (loss) . . . . . . . . . . . . . . . . . . .       $   1.18       $    .97       $    3.36      $  ( .12)
                                                                 ========       ========       =========      ========
 Fully diluted:
   Income from continuing operations . . . . . . . . . . .       $   1.18       $    .84       $    3.36      $   1.63
   Loss from discontinued operations . . . . . . . . . . .              -              -               -         (1.71)
                                                                 --------       --------       ---------      --------
   Net income (loss) . . . . . . . . . . . . . . . . . . .       $   1.18       $    .84       $    3.36      $  ( .08)
                                                                 ========       ========       =========      ========


                                 See notes to consolidated financial statements.

            UNITED COMPANIES FINANCIAL CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                            Nine Months Ended
                                                                                              September 30
                                                                                     1994                     1993
                                                                                   --------                 --------
 Cash flows from continuing operating activities:
        Income from continuing operations  . . . . . . . . . . . . . . . .         $  43,662               $  16,773
        Adjustments to reconcile income from continuing operations to net cash provided by continuing operating activities:
            Increase in deferred policy acquisition costs  . . . . . . . .            (5,581)                 (3,387)
            Decrease in due from reinsurers  . . . . . . . . . . . . . . .             1,249                     730
            Decrease in policy loans . . . . . . . . . . . . . . . . . . .               104                     936
            Increase in accrued interest receivable . . . . . . .. . . . .            (4,206)                 (1,843)
            Increase in other assets . . . . . . . . . . . . . . . . . . .            (3,149)                 (1,528)
            Decrease in policy benefit reserves  . . . . . . . . . . . . .            (3,380)                 (1,276)
            Interest on annuity policies . . . . . . . . . . . . . . . . .            54,115                  57,353
            Decrease in unearned premium reserves  . . . . . . . . . . . .            (4,683)                 (4,874)
            Deferred income taxes  . . . . . . . . . . . . . . . . . . . .             3,461                  (2,613)
            Increase (decrease) in other liabilities . . . . . . . . . . .            (1,759)                 16,566
            Loan loss provision  . . . . . . . . . . . . . . . . . . . . .             9,711                  12,109
            Amortization and depreciation  . . . . . . . . . . . . . . . .             2,216                   2,731
            Loan sale gains  . . . . . . . . . . . . . . . . . . . . . . .           (65,550)                (38,300)
            Amortization of prior loan sale gains  . . . . . . . . . . . .            27,962                  13,413
            Investment gains . . . . . . . . . . . . . . . . . . . . . . .              (329)                   (356)
                                                                                   ---------               ---------
                Net cash provided by continuing operating activities . . .            53,843                  66,434
                                                                                   ---------               ---------

 Cash flows from discontinued operating activities . . . . . . . . . . . .                 -                    (320)
                                                                                   ---------               ---------
 Cash flows from investing activities:
        Proceeds from sales of loans . . . . . . . . . . . . . . . . . . .           724,098                 298,152
        Principal collected on loans   . . . . . . . . . . . . . . . . . .            73,668                  80,825
        Loan originations and acquisitions . . . . . . . . . . . . . . . .          (689,964)               (385,922)
        Increase in reserve accounts . . . . . . . . . . . . . . . . . . .           (41,024)                (13,411)
        Proceeds from sales of investments . . . . . . . . . . . . . . . .             9,202                  15,762
        Proceeds from maturities of investments  . . . . . . . . . . . . .            62,127                  75,458
        Purchases of investments . . . . . . . . . . . . . . . . . . . . .          (251,081)               (224,770)
        Capital expenditures   . . . . . . . . . . . . . . . . . . . . . .            (3,165)                   (461)
                                                                                   ---------               ---------
                Net cash used by investing activities  . . . . . . . . . .          (116,139)               (154,367)
                                                                                   ---------               ---------
Cash flows from financing activities:
        Increase (decrease) in revolving credit debt   . . . . . . . . . .            30,000                 (20,000)
        Increase in debt with maturities of three months or less . . . . .            10,650                     600
        Payments on long-term debt . . . . . . . . . . . . . . . . . . . .                 -                 (15,750)
        Proceeds from long-term debt . . . . . . . . . . . . . . . . . . .               970                       -
        Decrease in repurchase agreements  . . . . . . . . . . . . . . . .            (9,378)
        Deposits received from annuities and interest sensitive products .           186,972                 164,178
        Payments on annuities and interest sensitive products  . . . . . .          (141,113)                (91,501)
        Increase in managed cash overdraft . . . . . . . . . . . . . . . .            17,101
        Cash dividends paid  . . . . . . . . . . . . . . . . . . . . . . .            (3,771)                 (2,563)
        Proceeds from issuance of stock  . . . . . . . . . . . . . . . . .             4,545                  18,881
        Proceeds from exercise of stock options  . . . . . . . . . . . . .               539                     283
                                                                                   ---------               ---------
                Net cash provided by investing activities  . . . . . . . .            96,515                  54,128
                                                                                   ---------               ---------

 Increase (decrease) in cash and cash equivalents  . . . . . . . . . . . .            34,219                 (34,125)

 Cash and cash equivalents at beginning of period  . . . . . . . . . . . .            45,530                  54,707
                                                                                   ---------               ---------
 Cash and cash equivalents at end of period  . . . . . . . . . . . . . . .         $  79,749               $  20,582
                                                                                   =========               =========

                                 See notes to consolidated financial statements.

            UNITED COMPANIES FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.        BASIS OF PRESENTATION.

          In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal accruals, necessary to present fairly the financial position, the results of operations and the cash flows for the interim periods presented.

          These notes reflect only the major changes from those disclosures contained in the Company's Annual Report, as amended, to the United States Securities and Exchange Commission (Form 10-K) for the year ended December 31, 1993.

          The consolidated results of operations for the nine months ended September 30, 1994 and 1993 are not necessarily indicative of the results to be expected for the full year. Certain 1993 amounts have been reclassified to conform with the current year presentations. Such reclassifications had no effect on net income.

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

          As of November 30, 1993, the servicing rights owned by FMC, which constituted substantially all of its assets, were sold. On December 21, 1993, the institutional lenders under FMC's primary credit facility (the "FMC Institutional Lenders") filed a petition in the U.S. bankruptcy court to cause the remaining affairs of FMC to be wound up under the supervision of the bankruptcy court. The FMC Institutional Lenders filed and the bankruptcy court has approved a plan of liquidation for FMC providing for the disposal of FMC's remaining assets and distributions to FMC's creditors, and allege therein potential claims of FMC against the Company. FMC and the Company executed, subject to the approval of the bankruptcy court, a settlement agreement relating to payments between FMC and the Company in connection with the federal income tax benefits resulting from FMC's losses and to certain prior intercompany payments between FMC and the Company. The FMC Institutional Lenders opposed the proposed settlement agreement. At the conclusion of a hearing on the proposed settlement on August 18, 1994, the bankruptcy court approved the portion of the settlement providing for a net payment by the Company of $1.65 million to FMC in satisfaction of the federal income tax benefits resulting from FMC's losses. The Company had previously recorded substantially all of the impact of this portion of the settlement in its prior financial statements. The bankruptcy court declined to approve the other portion of the proposed settlement relating to payments received by the Company from FMC within twelve months of the bankruptcy filing. These matters may be pursued by the trustee under the plan of liquidation approved by the bankruptcy court. If the Company were required to refund such payments, the Company has estimated the potential additional loss to be $1.9 million, net of tax benefits. The decision of the bankruptcy court on the settlement is not final and has been appealed by the FMC

          Institutional Lenders. Management of the Company does not believe that any additional amounts are owed by the Company to FMC and intends to vigorously contest any claims which may be brought against it for such amounts.

          FMC is in payment default under its primary credit facility with the FMC Institutional Lenders and the outstanding principal balance as of September 30, 1994 of approximately $43.7 million is due. The Company has not guaranteed any debt of FMC and believes, based upon advice of its counsel, that it has no responsibility for the obligations of FMC under such credit facility or (excluding potential consequences of the bankruptcy filing on certain prior intercompany transactions or potential additional payment for tax benefits as discussed above) for any other liabilities to FMC's lenders.

3.        CASH PAID FOR INTEREST AND INCOME TAXES.

          During the nine months ended September 30, 1994 and 1993, the Company paid interest on notes payable in the amount of $9.9 million and $8.2 million and income taxes in the amount of $22.2 million and $2.0 million, respectively.

4.        BONDS AND STOCKS - NET.

          During the first quarter of 1994, the Company implemented the provisions of Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. 115 ("SFAS 115"), which revised the method of accounting for certain of the Company's investments. Prior to adoption of SFAS 115, the Company reported its investments in fixed income investments at amortized cost, adjusted for declines in value considered to be other than temporary. SFAS 115 requires the classification of securities in one of three categories:
          "available-for-sale", "held-to-maturity" or "trading". Securities classified as held-to-maturity are carried at amortized cost, whereas securities classified as trading securities or available-for-sale are recorded at fair value. Effective with the adoption of SFAS 115, the Company determined the appropriate classification of its investments and, if necessary, adjusted the carrying value of such securities accordingly as if the unrealized gains or losses had been realized. The adjustment, net of applicable income taxes, for investments classified as available-for-sale is recorded in "Net unrealized loss on securities" and is included in stockholders' equity on the balance sheet and the adjustment for investments classified as trading is recorded in "Investment gains" in the statement of income.

          At September 30, 1994, the Company's portfolio of bonds and stocks consisted of the following (in thousands):

                                         Amortized        Unrealized      Unrealized          Fair
                                            Cost            Gains           Losses           Value
                                         ------------------------------------------------------------
Trading
  Common stock  . . . . . . . . . .      $      462        $     35        $     16         $     481
                                         ==========        ========        ========         =========
Available-for-sale
 Debt securities
   Corporate  . . . . . . . . . . .      $  254,953        $  1,251        $  9,454         $ 246,750
   U.S. Treasury  . . . . . . . . .          10,719             102             140            10,681
   Mortgage-backed  . . . . . . . .         710,395             287          44,808           665,874
   Foreign governments  . . . . . .          18,455             403             438            18,420
   Other  . . . . . . . . . . . . .             425              24               -               449
                                         ----------        --------        --------         ---------
     Total  . . . . . . . . . . . .         994,947           2,067          54,840           942,174
                                         ----------        --------        --------         ---------

 Equity securities  . . . . . . . .             704              46             407               343
                                         ----------        --------        --------         ---------
     Total  . . . . . . . . . . . .      $  995,651        $  2,113        $ 55,247         $ 942,517
                                         ==========        ========        ========         =========

Held-to-maturity
 Debt securities
   Corporate  . . . . . . . . . . .      $   11,004        $    428                         $  11,432
   U.S. Treasury  . . . . . . . . .           4,750              27        $    179             4,598
   Mortgage-backed  . . . . . . . .          48,574               -           3,088            45,486
   Other  . . . . . . . . . . . . .             150               4               -               154
                                         ----------        --------        --------         ---------
     Total  . . . . . . . . . . . .      $   64,478        $    459        $  3,267         $  61,670
                                         ==========        ========        ========         =========
Other
 Investment in limited partnership       $   25,467                                         $  25,467
                                         ==========                                         =========



          Net unrealized losses on securities included in stockholders' equity at September 30, 1994 is as follows (in thousands):


            Gross unrealized gains   . . . . . . . . . .        $  2,113
            Gross unrealized losses  . . . . . . . . . .         (55,247)
            Deferred income taxes  . . . . . . . . . . .          18,597
                                                                --------

                Total                                           $(34,537)
                                                                ========


          During the first nine months of 1994, net realized investment gains of approximately $.3 million resulted from investment gains of $.5 million offset by investment losses of $.2 million.

5.        OTHER LIABILITIES.

          At September 30, 1994, other liabilities included approximately $17.7 million representing a managed cash overdraft in the book balances of the Company's primary disbursement accounts.

6.        SHAREHOLDER RIGHTS PLAN.

          On July 27, 1994, the Board of Directors authorized the redemption of the rights under the rights plan of the Company adopted in 1989 (the "1989 Rights Plan") and approved a new rights plan (the "1994 Rights Plan"). In connection with the redemption, the rights under the 1989 Rights Plan (the "1989 Rights") were redeemed at a price of $.0039526 per 1989 Right with the aggregate redemption price payable to each holder of the l989 Rights to be rounded up to the nearest $.01. In approving the 1994 Rights Plan, the Board of Directors declared a dividend distribution of one preferred share purchase right for each outstanding share of the

          Company's Common Stock. The rights under the 1994 Rights Plan will become exercisable only upon the occurrence of certain events as specified therein (primarily certain changes in ownership of the Company).

7.        CONTINGENCIES.

          On March 21, 1994, the United States Court of Appeals for the Eleventh Circuit held, in part, that a lender improperly disclosed the collection of the Florida state intangible tax from the borrower, thereby subjecting the loan to rescission under the Federal Truth-in-Lending Act (the "TILA") by the borrower for three years after it was made. Subsequent to the court's initial decision and prior to its refusal to reconsider its decision, the Florida Legislature amended the language of the intangible tax to clarify the legislature's previous intention that the intangible tax be disclosed for purposes of the TILA in the manner that had been followed by most lenders in Florida, including the Company. Although the Florida Legislature intended this legislation to apply retroactively, no judicial determination has yet been made as to the effect of this legislation on loans originated prior to its effective date. This court decision may also apply to a similar intangible tax imposed by other states. To its knowledge, as of November 8, 1994, no claims have been filed against the Company under this court decision (other than as a defense to foreclosure proceedings) and no notice of a breach of a representation has been received under the Company's loan sale agreements requesting it to repurchase, cure or substitute other loans for the loans sold. If the intent of the Florida Legislature is not upheld and if a substantial number of claims are filed by borrowers against the Company resulting in rescission or repurchase, the Company's financial statements and operations will be materially
          adversely affected.   As the financial impact, if any, of this
          contingency cannot presently be reasonably estimated, the Company has made no accrual therefor.

          A substantial amount of the Company's annuity policies are marketed through financial institutions. In August 1993, the United States Court of Appeals for the Fifth Circuit (the "Fifth Circuit") held that the United States Comptroller of the Currency's decision to permit national banks to sell annuities in towns with more than 5,000 inhabitants violated the National Bank Act. In June 1994, the United States Supreme Court granted certiorari and decided that it will hear arguments in this action. If the Fifth Circuit ruling is upheld by the Supreme Court, it will have a material adverse effect on the ability of the Company to market its annuities. Furthermore, any future regulatory restrictions on the authority of financial institutions to market annuities could have a material adverse effect on the ability of the Company to market this product.

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

9.        SUBSEQUENT EVENTS.

          On November 2, 1994 the Company publicly sold $125 million of its senior unsecured notes. The notes bear interest at the rate of 9.35% per annum, payable semi-annually, mature on November 1, 1999 and are not redeemable prior to maturity. The notes rank on a parity with other unsecured and senior indebtedness of the Company. The net proceeds from the sale of the notes were used to repay a portion of the principal amount of indebtedness outstanding under the Company's existing revolving credit facility with a group of banks (the "Bank Facility"). An amendment to the Bank Facility became effective upon consummation of the sale of the notes which (i) extends the maturity of the Bank Facility from December 31, 1995 to December 31, 1996, (ii) provides for the release by the banks of all of their liens on the stock of the Company's subsidiaries and other collateral, (iii) reduces the amount available under the Bank Facility from $200 million to $113.6 million and (iv) permits the non-insurance subsidiaries of the Company to have one or more warehouse lines of credit with an aggregate amount outstanding of up to $300 million.

          On October 26, 1994, the Company's Board of Directors declared a 10% common stock dividend payable to shareholders of record on December 22, 1994. The additional shares will be distributed on January 10, 1995.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

          The following analysis should be read in conjunction with the Company's condensed consolidated financial statements and accompanying notes presented elsewhere herein.

OVERVIEW

          The table below sets forth income from continuing operations before income taxes for each of the Company's business segments and certain home equity loan data for the indicated periods:


                                                            Nine Months Ended September 30,
                                                            -------------------------------
                                                               1994               1993
                                                            ----------         -----------
                                                                (dollars in thousands)
     Mortgage operations
       UC Lending   . . . . . . . . . . . . . . . . . .     $  64,086          $    28,510
     Insurance operations
       UC Life  . . . . . . . . . . . . . . . . . . . .         7,207                  458
       UG Title   . . . . . . . . . . . . . . . . . . .           196                  791
     Other operations   . . . . . . . . . . . . . . . .            34                 (175)
     Corporate    . . . . . . . . . . . . . . . . . . .        (4,437)              (4,209)
     Eliminations   . . . . . . . . . . . . . . . . . .           (16)                 217
                                                            ---------          -----------
        Total   . . . . . . . . . . . . . . . . . . . .     $  67,070          $    25,592
                                                            =========          ===========

     Home equity loan originations  . . . . . . . . . .     $ 656,742          $   358,255
     Home equity loans sold   . . . . . . . . . . . . .       722,799              297,856
     Interest spread retained on home equity
        loans sold  . . . . . . . . . . . . . . . . . .          4.63%                6.03%

         MORTGAGE OPERATIONS.

            In 1993, the Company began selling its home equity loans in public securitization transactions through a Company sponsored shelf registration statement. During the second quarter of 1994, an increase in the size of this shelf registration statement was declared effective by the U.S. Securities and Exchange Commission. The Company believes loan securitizations improve its access to funding and thereby provide a distribution outlet sufficient to meet the Company's expanded home equity loan production. During the third quarter of 1994, the Company formed two separate subsidiaries, UNICOR Mortgage(R), Inc. and GINGER MAE(SM), Inc., and intends at a future date to operate its wholesale loan origination programs for brokers and financial institutions, respectively, through these separate subsidiaries. At September 30, 1994, the UNICOR Mortgage division had 865 brokers in 23 states and the Ginger Mae division had 66 financial institutions in 9 states participating in the Ginger Mae program. Wholesale loan originations are presently conducted through United Companies Lending Corporation ("UCLC" or "UC Lending"), the Company's primary loan origination operation which, in addition to wholesale originations, conducts retail originations through 127 branches in 34 states. Home equity loan production for the first nine months of 1994 increased to $657 million compared to $358 million for the same period of 1993. The Company's strategy for increasing home equity loan production includes continued geographic expansion, the introduction of new loan products and wholesale loan originations and acquisitions.

         As the result primarily of increases in the level of market interest rates, the interest spread retained on home equity loans sold declined to 4.6% in the first nine months of 1994 from 6.0% during the same period of 1993. Notwithstanding the decline in the interest spread retained on home equity loans sold, income from operations before income taxes of the mortgage division for the nine months ended September 30, 1994 increased approximately $35.6 million compared to the same period of 1993, primarily as the result of a $425 million increase in the amount of loans sold and a resulting increase in gains and fees recognized at the time of sale.

         INSURANCE OPERATIONS.

            Life and annuity products. Income from operations before income taxes of United Companies Life Insurance Company ("UC Life") for the first nine months of 1994 increased approximately $6.7 million compared to the same period of 1993 primarily as the result of the positive effect of an increase in the interest margin on the Company's annuity products, which rose from 2.11% for the first nine months of 1993 to 2.80% for the same period of 1994. Income from operations before income taxes in the first nine months of 1993 was reduced by approximately $1.4 million as the result of an estimated loss in connection with the termination of an agreement with a third-party administrator of credit life insurance underwritten by UC Life.

              Title insurance products. The Company's title insurance unit, United General Title Insurance Company ("UG Title"), increased its premium volume approximately $17.5 million compared to the first nine months of 1993. Income from operations before income taxes of UG Title during the first nine months of 1994 was adversely impacted by approximately $1.2 million in losses associated with a loan broker in California and claims for escrow shortages under title policies. UG Title underwrites title insurance in 28 states, operating through a network of approximately 840 independent agents.

RESULTS OF OPERATIONS

         The Company's financial statements present Foster Mortgage Corporation as discontinued operations (see note 2 to consolidated financial statements). Discussed below are results of continuing operations for the periods presented and certain financial data by business segment for such periods.

NINE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993

         The following table sets forth certain financial data for the periods indicated.

                                                                     Nine Months Ended September 30,
                                                                     -------------------------------
                                                                     1994                      1993
                                                                    ------                     -----
                                                                          (dollars in thousands)
       Total revenues  . . . . . . . . . . . . . . . . .           $ 267,197                  $ 201,284
       Total expenses  . . . . . . . . . . . . . . . . .             200,127                    175,692
       Income from continuing operations before income
         taxes . . . . . . . . . . . . . . . . . . . . .              67,070                     25,592
       Income from continuing operations   . . . . . . .              43,662                     16,773




         Revenues. The following table sets forth information regarding the components of the Company's revenues for the nine months ended September 30, 1994 and 1993.


                                                                     Nine Months Ended September 30,
                                                                     -------------------------------
                                                                     1994                      1993
                                                                    ------                     -----
                                                                          (dollars in thousands)
          Interest, charges and fees on loans  . . . . .            $ 88,493                  $  69,437
          Investment income  . . . . . . . . . . . . . .              61,216                     56,052
          Loan sale gains  . . . . . . . . . . . . . . .              65,550                     38,300
          Net insurance premiums   . . . . . . . . . . .              40,180                     28,830
          Loan servicing income    . . . . . . . . . . .              11,429                      8,309
          Investment gains . . . . . . . . . . . . . . .                 329                        356
                                                                    --------                  ---------
              Total  . . . . . . . . . . . . . . . . . .            $267,197                  $ 201,284
                                                                    ========                  =========


         Interest, charges and fees on loans increased $19.1 million for the first nine months of 1994. This line item includes interest on mortgage loans owned by the mortgage and insurance divisions and loan origination fees earned by the mortgage division. Loan origination fees in excess of direct origination costs on loans held by the Company are recognized over the life of the loan or earlier at the time of sale on loans sold to third parties. During the nine months ended September 30, 1994 and 1993, the Company sold approximately $723 million and $298 million, respectively, in home equity loans and recognized approximately $24.4 million and $12.6 million, respectively, in
net loan origination fees in connection with these sales.   Other loan income
includes primarily prepayment fees, late charges and insurance commissions.

         The following table presents the composition of interest, charges and fees on loans for the periods indicated.

                                                                     Nine Months Ended September 30,
                                                                     -------------------------------
                                                                     1994                      1993
                                                                    ------                     -----
                                                                         (dollars in thousands)
          Mortgage loan interest   . . . . . . . . . . .            $37,619                    $ 37,835
          Loan origination fees  . . . . . . . . . . . .             42,409                      24,720
          Other loan income  . . . . . . . . . . . . . .              8,465                       6,882
                                                                    -------                    --------
              Total interest, charges and fees on loans             $88,493                    $ 69,437
                                                                    =======                    ========



         The Company estimates that non-accrual loans reduced mortgage loan interest for the first nine months of 1994 and 1993 by approximately $7.6 million and $7.1 million, respectively. During the nine months ended September 30, 1994 the average amount of non-accrual loans owned by the Company was $26.6 million compared to approximately $32.0 million during the same period of 1993. In addition, the average balance of loans serviced for third parties which were on a non-accrual basis or in foreclosure was $53.6 million and $42.8 million during the first nine months of 1994 and 1993, respectively, representing 4.2% and 4.6%, respectively, of the average amount of loans serviced for third parties. The Company is generally obligated to advance interest on delinquent loans to the investor or holder of the mortgage-backed security, as the case may be, at the pass-through rate until satisfaction of the note, liquidation of the collateral or charge off of the delinquent loan. At September 30, 1994, the Company owned approximately $8.0 million of commercial loans which were on an accrual status, but which the Company considers as potential problem loans, compared to $11.0 million at September 30, 1993. The Company evaluates each of these commercial loans to estimate its risk of loss in the investment and provides for such loss through a charge to earnings.

         Investment income totaled $61.2 million on average investments of approximately $1.0 billion for the first nine months of 1994 compared to investment income of $56.1 million on average investments of approximately $858 million during the same period of 1993. The impact on revenue of the increased asset base in 1994 was partially offset by lower weighted average investment yields than those obtained during the first nine months of 1993. At September 30, 1994 the amortized cost of the fixed income portfolio totaled $1.1 billion and was comprised principally of $748 million in investment grade mortgage-backed securities and $291 million in investment grade bonds. At September 30, 1994, the weighted average rating of the publicly traded bond portfolio according to nationally recognized rating agencies was "AA". During the third quarter of 1994, the Company established a trading account for a portion of its investment portfolio invested in common stocks. At September 30, 1994 the carrying value of investments in the Company's trading account was $.5 million reflecting a $19,000 unrealized gain which is included in investment gains for the three months and nine months ended September 30, 1994.

         Net insurance premiums increased $11.4 million for the first nine months of 1994 compared with the same period of 1993. Net insurance premiums reflect revenues associated primarily with sales of title insurance policies underwritten by UG Title and credit insurance underwritten by UC Life. The increase in premium income is primarily the result of an increase of $17.5 million in title insurance premiums offset by a reduction in premiums earned on credit insurance products reflecting the impact of UC Life's decision to discontinue sales of credit insurance products.

         Loan sale gains recognized by the Company's mortgage division increased $27.3 million during the first nine months of 1994 over the same period in 1993. Loan sale gains approximate the present value over the estimated lives of the loans of the excess of the contractual rates on the loans sold, over the sum of the pass through rate paid to the buyer, a normal servicing fee, a trustee fee, a surety bond fee, if any, in mortgage-backed securitization transactions, and an estimate of future credit losses. The increase in the amount of loan sale gains was due primarily to a $425 million increase in the amount of loans sold which offset a decrease in excess servicing income retained by the Company (i.e., the stated interest rate on the loan less the pass through rate and the normal servicing fee and other applicable recurring fees). Interest spread retained by the Company on loans sold includes the normal servicing fee. Guidelines were recently published by Standard and Poor Rating Group defining a normal servicing fee as 50 basis points for servicing "B" and "C" quality home equity loans, such as those originated by the Company. As the result of this industry data, the servicing fee rate used by the Company in its 1994 third quarter securitization was 50 basis points. This resulted in an increase in the amount of loan sale gain recognized on the home equity loans sold in the 1994 third quarter pursuant to this transaction compared to previous securitization transactions which include a servicing fee rate of 75 basis points. The following table presents information regarding home equity loan sale transactions for the periods indicated.

                                                                        Nine Months Ended September 30,
                                                                       ---------------------------------
                                                                        1994                       1993
                                                                       ------                     ------
                                                                            (dollars in thousands)
          Home equity loans sold . . . . . . . . . . . . .            $722,799                  $ 297,856
          Average coupon on home equity loans sold . . . .               11.67%                     12.13%
          Interest spread retained on home equity loans
            sold . . . . . . . . . . . . . . . . . . . . .                4.63%                      6.03%
          Home equity loan sale gains  . . . . . . . . . .              65,550                     38,080



        Historically, the Company originated and sold portfolios of home equity loans on a whole loan basis (or participations therein) to institutional investors or government-sponsored mortgage agencies or conduits and, during 1992, with the participation of one of these investors, securitized and publicly sold home equity loan pass-through certificates. In the second quarter of 1993, the Company began selling its loans in public securitization transactions through a Company-sponsored shelf registration statement. In comparison to the first nine months of 1993, market interest rates were higher during the first nine months of 1994, and, as a result, the Company experienced a decrease in the weighted average interest spread retained on home equity loans sold from 6.0% in the nine months ended September 30, 1993, to 4.6% in the nine months ended September 30, 1994. Fluctuations in and the level of market interest rates will impact the interest spread retained by the Company on loans sold, and, potentially, the amount of its loan sale gains. An increase in the level of market interest rates will generally adversely affect the interest spread on loans sold, whereas such interest spread generally widens during a declining interest rate environment. Although strategic actions can be taken by the Company during a rising interest rate environment to mitigate the impact on earnings of fluctuations in market rates, such as increasing the coupon rate charged on its loan products, the effect of such action will generally lag the impact of market rate fluctuations. The weighted average interest spread retained by the Company on loan sales during the third quarter of 1994 declined to 4.19% from 4.88% retained on loan sales during the first six months of 1994. This decrease is primarily attributable to increases in the pass-through rates on mortgage backed securities sold under the Company sponsored shelf registration statement due to increases in market rates. If the current level of market interest rates increases during the fourth quarter of 1994, the interest spread retained on home equity loans sold by the Company during the fourth quarter of 1994 will likely be narrower than that received on sales during the three months ended September 30, 1994. In connection with the home equity loan securitization transaction which closed in the third quarter of 1994, approximately $130.7 million is being held in a prefunding account for purchase of the Company's home equity loans during the 1994 fourth quarter and this should mitigate the narrowing of the interest spread retained during the fourth quarter of 1994.

        Loan servicing income increased $3.1 million for the nine months ending September 30, 1994 compared to the same period of 1993, reflecting the impact of an increased amount of home equity loans serviced for third parties offset by an increase in the amortization of prior loan sale gains. The reduced normal servicing fee rate from 75 to 50 basis points as discussed above has the impact of increasing current revenues (loan sale gains) while reducing future revenues (loan servicing income) with respect to the loan sale transactions occurring on and after the reduction.
The following table reflects the components of loan servicing income for the periods indicated.


                                                                        Nine Months Ended September 30,
                                                                        -------------------------------
                                                                            1994               1993
                                                                           ------             ------
                                                                                (in thousands)
          Servicing fees earned  . . . . . . . . . . . . . . . .           $39,391          $ 21,795
          Amortization of loan sale gains  . . . . . . . . . . .           (27,962)          (13,486)
                                                                          --------          --------
          Loan servicing income  . . . . . . . . . . . . . . . .          $ 11,429          $  8,309
                                                                          ========          ========



        Expenses. The following table presents the components of the Company's expenses for the periods indicated.

                                                                        Nine Months Ended September 30,
                                                                        -------------------------------
                                                                           1994                1993
                                                                          ------              ------
                                                                                 (in thousands)
          Interest on annuity policies . . . . . . . . . . . . .           $ 54,115         $  57,353
          Personnel  . . . . . . . . . . . . . . . . . . . . . .             43,261            29,901
          Insurance commissions  . . . . . . . . . . . . . . . .             37,249            23,010
          Insurance benefits   . . . . . . . . . . . . . . . . .             10,635            14,223
          Loan loss provision  . . . . . . . . . . . . . . . . .              9,711            12,109
          Interest . . . . . . . . . . . . . . . . . . . . . . .              9,672             7,701
          Other operating  . . . . . . . . . . . . . . . . . . .             35,484            31,395
                                                                           --------         ---------
              Total  . . . . . . . . . . . . . . . . . . . . . .           $200,127         $ 175,692
                                                                           ========         =========

        Interest on annuity policies declined $3.2 million for the first nine months of 1994 when compared to the same period of 1993 as the result of a reduction in the average interest crediting rate on the Company's annuity policies offset by the impact of an increase in annuity reserves. Average annuity reserves were $1.3 billion during the first nine months of 1994, an increase of approximately $113 million from the same period of 1993.

        Personnel expenses increased approximately $13.4 million primarily because of costs associated with the expansion of the Company's mortgage operations, loan production related incentives and an increase in the cost of the Company's employee benefit and incentive plans.

        Insurance commissions for the first nine months of 1994 increased by approximately $14.2 million over commissions for the same period of 1993 primarily as the result of commissions associated with the increase in title policies written. Commissions paid on issuance of the Company's single premium deferred annuity products are generally capitalized as deferred policy acquisition costs ("DPAC") and amortized over the estimated life of the policy. During the nine months ended September 30, 1994, the Company capitalized approximately $15.3 million in commissions paid on sales of annuities compared to $10.9 million during the same period of 1993. Amortization of commission expense on annuities capitalized in prior periods was $6.6 million during the nine months ended September 30, 1994, compared to $4.2 million during the same period of 1993.

        Insurance benefits for the first nine months of 1994 declined $3.6 million over benefits for the same period of 1993 primarily as the result of a reduction in claims on credit insurance offset by an increase in claims paid on title insurance policies.

        The Company's loan loss provision was $9.7 million and $12.1 million for the nine months ended September 30, 1994 and 1993, respectively. The decrease in the provision resulted from a decrease of $2.9 million in the provision for losses on home equity loans due to a reduction in the amount of loans owned by the Company, a decrease in the amount of property placed into foreclosure and a lower incidence of loss per property sold offset by a $.5 million increase by UC Life in the provision for losses on commercial real estate mortgage loans.

        Interest expense for the first nine months of 1994 increased approximately $2.0 million from the same period of 1993 primarily as the result of an increase in the weighted average interest rate charged on debt.

        Other operating expenses for the nine months ended September 30, 1994 increased approximately $4.1 million when compared to the same period of 1993. In addition to costs associated with the expansion of the Company's mortgage operations, other operating expenses in the first nine months of 1994 included a $.9 million charge by UG Title in connection with losses associated with a loan broker in California. Other operating expenses in the first nine months of 1993 included a $2.3 million accrual for the estimated cost of a legal settlement and $1.4 million in estimated losses in connection with termination of a third party administrative contract for credit insurance.

FINANCIAL INFORMATION ON BUSINESS SEGMENTS

        The following tables reflect income from continuing operations before income taxes for each of the Company's business segments for the nine months ended September 30, 1994 and 1993, respectively.

                                                                 Nine Months Ended September 30, 1994
                                                                 ------------------------------------
                                                                            (in thousands)
                                                                                            Corporate,
                                                                  Life         Title     Other Operations,
                                                Mortgage       Insurance     Insurance    & Eliminations       Total
                                                --------      ---------     ---------     --------------       -----
 Revenues
    Interest, charges and fees on loans  .       $50,901        $ 34,427                      $ 3,165         $  88,493
    Loan sale gains  . . . . . . . . . . .        65,550                                                         65,550
    Investment income  . . . . . . . . . .         1,461          60,344     $     522         (1,111)           61,216
    Net insurance premiums . . . . . . . .                         8,200        31,980                           40,180
    Loan servicing income  . . . . . . . .        14,896           (190)                       (3,277)           11,429
    Investment gains (losses)  . . . . . .                           358                          (29)              329
                                                 -------        --------     ---------        -------          --------
       Total . . . . . . . . . . . . . . .       132,808         103,139        32,502         (1,252)          267,197
                                                 -------        --------     ---------        -------          --------
 Expenses
    Interest on annuity policies                                  54,115                                         54,115
    Personnel  . . . . . . . . . . . . . .        34,019           3,731           842          4,669            43,261
    Insurance commissions  . . . . . . . .                         9,740        27,029            480            37,249
    Insurance benefits . . . . . . . . . .                         9,056         1,579                           10,635
    Loan loss provision  . . . . . . . . .         5,346           4,365                                          9,711
    Interest . . . . . . . . . . . . . . .         4,230           1,606                        3,836             9,672
    Other operating  . . . . . . . . . . .        25,127          13,319         2,856         (5,818)           35,484
                                                 -------        --------     ---------        -------          --------
       Total . . . . . . . . . . . . . . .        68,722          95,932        32,306          3,167           200,127
                                                 -------        --------     ---------        -------          --------
 Income (loss) from continuing operations
    before income taxes  . . . . . . . . .       $64,086        $  7,207     $     196        $(4,419)         $ 67,070
                                                 =======        ========     =========        =======          ========



                                                                 Nine Months Ended September 30, 1993
                                                                 ------------------------------------
                                                                            (in thousands)
                                                                                         Corporate,
                                                                 Life         Title   Other Operations,
                                                Mortgage      Insurance     Insurance  & Eliminations     Total
                                                --------      ---------     ---------  --------------     -----
 Revenues
    Interest, charges and fees on loans  .      $ 30,992    $   33,895                    $  4,550      $  69,437
    Investment income  . . . . . . . . . .           609        55,840      $     396         (793)        56,052
    Loan sale gains  . . . . . . . . . . .        38,080                                       220         38,300
    Net insurance premiums . . . . . . . .                      14,342         14,488                      28,830
    Loan servicing income  . . . . . . . .        12,538           160                      (4,389)         8,309
    Investment gains (losses)  . . . . . .                         360                          (4)           356
                                                --------    ----------      ---------     --------      ---------
       Total . . . . . . . . . . . . . . .        82,219       104,597         14,884         (416)       201,284
                                                --------    ----------      ---------     --------      ---------
 Expenses
    Interest on annuity policies . . . . .                      57,353                                     57,353
    Personnel  . . . . . . . . . . . . . .        22,908         2,876            497        3,620         29,901
    Insurance commissions  . . . . . . . .                      10,216         12,202          592         23,010
    Insurance benefits . . . . . . . . . .                      13,773            450                      14,223
    Loan loss provision  . . . . . . . . .         8,248         3,861                                     12,109
    Interest . . . . . . . . . . . . . . .         3,130           620                       3,951          7,701
    Other operating  . . . . . . . . . . .        19,423        15,440            944       (4,412)        31,395
                                                --------    ----------      ---------     --------      ---------
       Total . . . . . . . . . . . . . . .        53,709       104,139         14,093        3,751        175,692
                                                --------    ----------      ---------     --------      ---------
 Income (loss) from continuing operations
    before income taxes  . . . . . . . . .      $ 28,510    $      458      $     791     $ (4,167)     $  25,592
                                                ========    ==========      =========     ========      =========

MORTGAGE OPERATIONS


         The following tables reflect results of operations and selected financial data for the indicated periods for the Company's mortgage operations.

                                                   Three Months Ended          Nine Months Ended
                                                      September 30,              September 30,
                                                 ---------------------       ---------------------
                                                  1994           1993         1994           1993
                                                 ------         ------       ------         ------
                                                                (in thousands)
 Revenues:
 Loan sale gains . . . . . . . . . . . . .      $ 22,204      $  15,455     $  65,550     $  38,080
 Loan fees   . . . . . . . . . . . . . . .        15,199         10,197        42,409        24,720
 Loan servicing income . . . . . . . . . .         4,819          4,069        14,896        12,538
 Other . . . . . . . . . . . . . . . . . .         4,008          2,642         9,953         6,881
                                                --------      ---------     ---------      --------
    Total  . . . . . . . . . . . . . . . .        46,230         32,363       132,808        82,219
                                                --------       --------       -------      --------

 Expenses  . . . . . . . . . . . . . . . .        23,921         17,466        68,722        53,709
                                                --------       --------      --------      --------

 Income before income taxes  . . . . . .        $ 22,309       $ 14,897      $ 64,086      $ 28,510
                                                ========       ========      ========      ========


                                                   Three Months Ended              Nine Months Ended
                                                      September 30,                   September 30,
                                                  ---------------------          ---------------------
                                                   1994           1993            1994           1993
                                                  ------         ------          -------        ------
                                                                   (in thousands)
 SELECTED MORTGAGE FINANCIAL DATA

 HOME EQUITY ORIGINATIONS:
 Loan originations   . . . . . . . . . . .      $231,296       $148,497       $  656,742    $  358,255
 Number of loans originated  . . . . . . .         5,774          3,774           15,809         9,560
 Average loan origination amount   . . . .            40             39               42            37

 HOME EQUITY SALES:
 Loan sales  . . . . . . . . . . . . . . .      $262,440       $129,967       $  722,799      $297,856
 Loan sale gains . . . . . . . . . . . . .        22,204         15,455           65,550        38,080
 Interest spread retained on loans sold  .          4.19%          5.68%            4.63%         6.03%

 LOAN PORTFOLIO - PERIOD END:
 Total home equity portfolio (period end)                                     $1,529,496    $1,003,403
 Total loan portfolio (period end) . . . .                                     1,892,461     1,478,464
 Loans 30+ days past due (period end)  . .                                       125,104       111,348

INSURANCE RESULTS OF OPERATIONS

   The following tables reflect results of operations and selected financial data for the respective periods for the Company's insurance operations.


                                                  Three Months Ended            Nine Months Ended
                                                     September 30,                 September 30,
                                               ------------------------       ----------------------
                                                1994              1993         1994            1993
                                               ------            ------       ------          ------
                                                                  (in thousands)
 Revenues:
 Investment income . . . . . . . . . . . .     $  21,717     $   19,298      $ 60,866      $  56,236
 Interest on loans . . . . . . . . . . . .        11,371         11,108        34,427         33,895
 Title insurance premiums  . . . . . . . .        12,531          6,286        31,980         14,488
 Life insurance premiums . . . . . . . . .         2,497          3,849         8,200         14,342
 Other . . . . . . . . . . . . . . . . . .           206            324           168            520
                                              ----------    -----------      --------      ---------
    Total  . . . . . . . . . . . . . . . .        48,322         40,865       135,641        119,481
                                              ----------    -----------      --------      ---------
 Expenses  . . . . . . . . . . . . . . . .        45,420         38,824       128,238        118,232
                                              ----------    -----------      --------      ---------
 Income before income taxes  . . . . . . .    $    2,902    $     2,041      $  7,403      $   1,249
                                              ==========    ===========      ========      =========
 Selected Insurance Financial Data

 Annuities:
 Annuity sales . . . . . . . . . . . . . .    $   70,650    $    44,150     $ 186,972     $  164,178
 Annuity reserves - period end . . . . . .                                  1,396,310      1,277,569
 Average interest margin on annuities  . .         3.03%          2.25%         2.80%          2.11%


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

         Loans. Substantially all of the loans owned by the Company were originated by UC Lending through its branch (i.e, retail) network or wholesale loan programs. The Company's loan portfolio at September 30, 1994 was comprised primarily of $222 million in home equity loans and $160 million in commercial loans. In connection with its origination of home equity loans, the Company relies on thorough underwriting and credit review procedures by UC Lending, a mortgage on the borrower's residence and, in some cases, other security, and, in its retail origination program, contact with borrowers through its branch office system to manage credit risk on its loans. In addition to servicing the loans owned by the Company, UC Lending serviced approximately $1.5 billion in loans for third parties at September 30, 1994. The Company is subject to risk of loss on loans in its owned portfolio and for loans sold under loan sale agreements that provide limited recourse against or guarantee by the Company or subordination of cash and excess interest spread relating to the sold loans by the Company. Such recourse, guarantees and subordination relate to credit losses which may occur after the sale of the loans and continues until the earlier of the payment in full of the loans or termination of the agreement pursuant to which the loans were sold. The Company is also obligated to cure, repurchase or replace loans which may be determined after the sale to violate representations and warranties relating to them and which are made by the Company at the time of the sale. The Company regularly evaluates the quality of the loan portfolio and estimates its risk of loss based upon historical loss experience, prevailing economic conditions, estimated collateral value and such other factors which, in management's judgment, are relevant in estimating the credit risk
in owned and/or serviced loans.   Estimated losses on the owned portfolio are
provided for by an increase in the allowance for loan losses through a charge to current operating income. For loans sold with limited recourse, guarantees or subordination of certain cash and excess interest spread relating to the sold loans, the Company reduces the amount of gain recognized on the sale by the estimated amount of credit losses, subject to the recourse or guarantee limitation or maximum subordination amount of the related loan sale agreements, and records such amount on its balance sheet in the allowance for loss on loans serviced. At September 30, 1994, the maximum recourse associated with sales of home equity loans according to terms of the loan sale agreements totaled approximately $195.2 million, of which amount approximately $179.6 million relates to the subordinated cash and excess interest spread. However, the Company's estimate of its losses was approximately $24.2 million at September 30, 1994, and is recorded in the Company's allowance for loss on loans serviced. Should credit losses on loans sold with limited recourse or guarantee or subordination of certain cash and excess interest spread materially exceed the Company's estimates for such losses, such consequence will have a material adverse impact on the Company's operations.

         At September 30, 1994, the contractual balance of loans serviced by UC Lending was approximately $1.9 billion comprised of approximately $375 million serviced for the Company and approximately $1.5 billion serviced for investors. The geographic distribution of this portfolio by state and by loan category was as follows at September 30, 1994:

                                                                                                       Percent
   State                          Home Equity   Commercial   Conventional   Consumer        Total      of Total
   -----                          -----------   ----------   ------------   --------       -------     --------
                                                      (dollars in thousands)
   Florida    . . . . . . . .      $  200,206  $    78,313     $    9,227  $      13     $   287,759     15.2%
   Ohio   . . . . . . . . . .         196,720        6,086          1,485          -         204,291     10.8
   Louisiana  . . . . . . . .         144,474       12,805         39,413         24         196,716     10.4
   North Carolina   . . . . .         128,486       15,371          1,816          -         145,673      7.7
   Tennessee  . . . . . . . .         113,351       19,408          4,991          3         137,753      7.3
   Alabama  . . . . . . . . .         113,686       12,456          4,954          2         131,098      6.9
   Georgia  . . . . . . . . .          77,353       46,196          2,590         11         126,150      6.7
   Indiana  . . . . . . . . .          77,179        3,449          1,129          -          81,757      4.3
   Virginia   . . . . . . . .          49,755       23,018          2,519          -          75,292      4.0
   South Carolina   . . . . .          68,653        1,268          1,259          -          71,180      3.8
   Michigan   . . . . . . . .          64,709            -            181          -          64,890      3.4
   Other States   . . . . . .         294,924       66,010          8,959         10         369,903     19.5
                                   ----------  -----------     ----------  ---------      ----------   ------
       Total  . . . . . . . .      $1,529,496  $   284,380     $   78,523  $      63      $1,892,462    100.0%
                                   ==========  ===========     ==========  =========      ==========   ======



         The following table provides a summary of loans owned and/or serviced by UC Lending which are past due 30 days or more, foreclosed properties and loans charged off as of the dates indicated.


                                                                        Foreclosed Properties
                                                                      ------------------------
                            Contractual      Delinquencies    % of      Owned       Serviced    Net Loans     % of
 Period Ended                 Balance         Contractual    Amount     by the      for Third    Charged    Average
 ------------                of Loans           Balance                 Company       Party        Off       Loans*
                                                                                    Investors
                            ----------------------------------------------------------------------------------------
                                                       (dollars in thousands)
 Nine months ended September 30, 1994
 ------------------------------------
 Home Equity . . . . . .     $1,529,496         $113,498      7.42%     $10,687      $ 9,415     $ 9,252      0.93%
 Commercial  . . . . . .        284,380            8,299      2.92%      28,433        9,363       2,965      1.25%
 Conventional  . . . . .         78,523            3,294      4.20%          35            -          15      0.02%
 Consumer  . . . . . . .             63               13          -           -            -        (32)         -
                             ----------         --------                -------      -------     -------
          Total  . . . .     $1,892,462         $125,104      6.61%     $39,155      $18,778     $12,200
                             ==========         ========                =======      =======     =======

 Year ended December 31, 1993
 ----------------------------
 Home Equity . . . . . .     $1,125,139         $ 92,974      8.26%     $17,014      $ 8,355     $ 8,548      0.88%
 Commercial  . . . . . .        345,365           19,292      5.59%      20,871        9,275       3,579      0.95%
 Conventional  . . . . .         98,189            3,730      3.80%         148            -         112      0.09%
 Consumer  . . . . . . .             88               17          -           -            -        (35)         -
                             ----------         --------                -------      -------     -------
          Total  . . . .     $1,568,781         $116,013      7.40%     $38,033      $17,630     $12,204
                             ==========         ========                =======      =======     =======

 Year ended December 31, 1992
 ----------------------------
 Home Equity . . . . . .     $  819,448         $ 71,762      8.76%     $13,092      $ 7,244     $ 4,498       .59%
 Commercial  . . . . . .        404,857           29,954      7.40%      20,976        7,338       4,805      1.14%
 Conventional  . . . . .        143,311            2,933      2.05%         291            -           4         -
 Consumer  . . . . . . .            206               64          -           -            -          82      2.86%
                             ----------         --------                -------      -------     -------
          Total  . . . .     $1,367,822         $104,713      7.66%     $34,359      $14,582     $ 9,389
                             ==========         ========                =======      =======     =======



*Annualized for the nine months ended September 30, 1994


         Management continues to focus on reducing the level of non-earning assets owned and/or serviced by focusing on expediting the foreclosure process. As the result of being more aggressive in liquidating foreclosed property, the Company's net charge-offs on home equity loans for the nine months ended September 30, 1994 increased to $9.3 million compared to $6.8 million during the same period of 1993. During the first nine months of 1994, the balance of foreclosed home equity loans owned and/or serviced by the Company was reduced by $5.3 million. The Company will continue to focus resources on further reductions in the level of foreclosed properties.

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

         A summary analysis of the changes in the Company's allowance for loan losses for the indicated periods is as follows.

                                                                     Nine Months Ended September 30,
                                                                    --------------------------------
                                                                     1994                      1993
                                                                    ------                    ------
                                                                              (in thousands)

            Balance at beginning of period   . . . . . .           $ 21,017                   $ 15,842
            Loans charged to allowance
             Home equity . . . . . . . . . . . . . . . .            (10,027)                    (7,236)
             Commercial  . . . . . . . . . . . . . . . .             (2,968)                    (2,587)
             Conventional  . . . . . . . . . . . . . . .                (21)                       (49)
             Consumer  . . . . . . . . . . . . . . . . .                 (7)                       (13)
                                                                   --------                   --------
                Total  . . . . . . . . . . . . . . . . .            (13,023)                    (9,885)
            Recoveries on loans previously
             charged to allowance  . . . . . . . . . . .                823                        460
                                                                   --------                   --------
            Net loans charged off  . . . . . . . . . . .            (12,200)                    (9,425)

            Loan loss provision  . . . . . . . . . . . .              9,711                     12,109
            Reserve reclassification . . . . . . . . . .               (166)                        81
                                                                   --------                   --------
            Balance at end of period . . . . . . . . . .           $ 18,362                   $ 18,607
                                                                   ========                   ========

            Specific reserves  . . . . . . . . . . . . .           $  8,549                   $  7,937
            Unallocated reserves . . . . . . . . . . . .              9,813                     10,670
                                                                   --------                   --------
            Total reserves . . . . . . . . . . . . . . .           $ 18,362                   $ 18,607
                                                                   ========                   ========


         Specific reserves are provided for foreclosures in which the carrying value of the loan exceeds the market value of the collateral. Unallocated reserves are provided for loans not in foreclosure and are calculated primarily using objective measurement techniques. Unallocated reserves also include reserves for active loans which have been modified or indicate potential problems as well as reserves for a $32.5 million subordinated position the Company acquired in connection with the securitization and sale of approximately $230 million in commercial real estate mortgage loans in 1990.
At September 30, 1994, the Company owned $39.2 million of property acquired in settlement of loans, excluding the specific reserves attributed to these properties. These balances are included in the loans owned by the Company.
The specific reserve in the table above is provided to reduce the carrying value of these properties to their market value.

         A summary of the amounts provided by the Company for future credit losses on loans and foreclosed properties owned by the Company and loans sold with recourse (including for purposes hereof loans sold with limited guarantees and subordination of cash and excess interest spread owned by the Company) as of the dates indicated is as follows:

                                                    September 30,     December 31,    September 30,
                                                         1994             1993            1993
                                                    ------------      -----------     ------------
                                                                     (in thousands)
Allowance for loan losses
     (Applicable to loans and foreclosed properties
     owned by the Company)  . . . . . . . . . .        $  18,362      $   21,017     $    18,607

Allowance for loss on loans serviced
     (Applicable to loans
     sold with recourse)  . . . . . . . . . . .           24,171          12,938          11,005
                                                       ---------      ----------      ----------
          Total   . . . . . . . . . . . . . . .        $  42,533      $   33,955      $   29,612
                                                       =========      ==========      ==========

         As of September 30, 1994, approximately $1.3 billion of home equity loans sold were serviced by UC Lending under agreements which provide limited recourse, guarantees or subordination of cash and excess interest spread owned by the Company, for credit losses ("loans sold with limited recourse"). The Company's estimate of its losses, based on historical loan loss experience, was approximately $24.2 million at September 30, 1994 and is recorded in the Company's allowance for loss on loans serviced. Should credit losses on loans sold with limited recourse, or subordination of cash and excess interest spread owned by the Company, materially exceed the Company's estimate for such losses, such consequence will have a material adverse impact on the Company's financial statements.

         Recent legal developments related to mortgage loans. On March 21, 1994, the United States Court of Appeals for the Eleventh Circuit held, in part, that a lender improperly disclosed the collection of the Florida state intangible tax from the borrower, thereby subjecting the loan to rescission under the Federal Truth-in-Lending Act (the "TILA") by the borrower for three years after it was made. Subsequent to the court's initial decision and prior to its refusal to reconsider its decision, the Florida Legislature amended the language of the intangible tax to clarify the Legislature's previous intention that the intangible tax be disclosed for purposes of the TILA in the manner that had been followed by most lenders in Florida, including the Company. Although the Florida Legislature intended this legislation to apply retroactively, no judicial determination has yet been made as to the effect of this legislation on loans originated prior to its effective date. This court decision may also apply to a similar intangible tax imposed by other states.
To its knowledge, as of November 8, 1994, no claims have been filed against the Company under this court decision (other than as a defense in foreclosure proceedings) and no notice of a breach of a representation has been received under the Company's loan sale agreements requesting it to repurchase, cure or substitute other loans for the loans sold. If the intent of the Florida Legislature is not upheld and if a substantial number of claims are filed by borrowers against the Company resulting in rescission or repurchase, the Company's financial statements and operations will be materially adversely affected. As the financial impact, if any, of this contingency cannot presently be reasonably estimated, the Company has made no accrual therefor.

         Bonds. Investment purchases are made with the intention of holding fixed income securities until maturity. Prior to January 1, 1994 securities were generally carried at cost adjusted for discount accretion and premium amortization. At September 30, 1994, the amortized cost of the Company's bond portfolio was $1.1 billion consisting primarily of $759 million in mortgage-backed securities and $266 million in corporate bonds. In connection with the adoption of SFAS 115 (see note 4 to the consolidated financial statements), bonds with an amortized cost of approximately $995 million or 94% of the Company's bond portfolio were classified in an available-for-sale category and the carrying value adjusted to market value by means of an adjustment to stockholders' equity. The remainder of the portfolio consists primarily of private placements made either directly or through an investment partnership and are classified as held-to-maturity and valued at cost. At September 30, 1994, the Company owned $.5 million in equity securities classified as trading securities. The net unrealized loss in the bond portfolio (cost over market value) at September 30, 1994 was $55.9 million compared to an unrealized gain of $31.5 million at December 31, 1993.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal cash requirements consist of funding loan originations in its mortgage operations and the payment of policyholder claims and surrenders incurred in its insurance operations. The Company's mortgage operations require continued access to short and long-term sources of debt financing, the sale of loans to UC Life and the sale of loans and asset-backed securities in the secondary market; whereas liquidity requirements for the Company's insurance operations are generally met by funds provided from the sale of annuities and cash flow from its investments in fixed income securities and mortgage loans.

         The Company's primary debt facility has been a revolving credit facility (the "Bank Facility") dated as of October 11, 1988. On November 2, 1994 the Company publicly sold $125 million of its senior unsecured notes. The net proceeds from the sale of the notes were used to repay a portion of the principal amount of the indebtedness outstanding under the Bank Facility. The senior notes bear interest at the rate of 9.35% per annum, are payable semi-annually, mature on November 1, 1999 and are not redeemable prior to maturity. The senior notes rank on a parity with other unsecured and unsubordinated indebtedness of the Company. An amendment to the Bank Facility became effective upon the consummation of the sale of the senior notes which
(i) extends the maturity of the Bank Facility from December 31, 1995 to December 31, 1996, (ii) provides for the release by the banks of all of their liens on the stock of the Company's subsidiaries and other collateral, (iii) reduces the amount available under the Bank Facility from $200 million to $113.6 million and (iv) permits the non-insurance subsidiaries of the Company to have one or more warehouse lines of credit with an aggregate amount outstanding of up to $300 million.

         The following discussion reflects the primary sources of liquidity and capital for each of the Company's primary operating divisions.

         UC Lending. The principal cash requirements of the Company's mortgage operations arise from loan originations, repayments of inter-company debt borrowed by the Company under the Bank Facility, payments of operating and interest expenses and deposits to reserve accounts related to loan sale transactions. Loan originations have historically been funded principally through the Bank Facility short-term bank facilities pending loan sales to UC Life and in the secondary market.

         Substantially all of the loans originated by UC Lending are sold. Net cash used by investing activities of the Company in the nine months ended September 30, 1994 and 1993, respectively, reflects approximately $659 million and $363 million, respectively, in cash used for loan originations. The primary source of funding for loan originations is derived from the reinvestment of proceeds from the ultimate sale of loans in the secondary market which totaled approximately $724 million and $298 million in the first nine months of 1994 and 1993, respectively. In connection with the loan sale transactions in the secondary market, third- party surety bonds and cash deposits by the Company as credit enhancements were provided. The loan sale transactions required the subordination of certain cash flows payable to UC Lending to the payment of principal and interest due to certificate holders.
In connection with these transaction, UC Lending was required, in some instances, to fund an initial deposit, and thereafter, in each transaction, a portion of the amounts receivable by UC Lending and its subsidiaries from the excess interest spread is required to be placed and maintained in a reserve account to the extent of the subordination requirements. The subordination requirements generally provide that the excess interest spread is payable to a reserve account until a specified level of cash, which is less than the maximum subordination amount, is accumulated therein. The capitalized excess servicing income of the Company is subject to being utilized first to replenish cash paid from the reserve account to fund shortfalls in collections from borrowers who default on the payment of principal or interest on the loans underlying the pass-through certificates issued until the total of the Company's deposits into the reserve account equal the maximum subordination amount. In the loan sale transaction consummated in the third quarter of 1994 under the Company sponsored shelf registration statement, in consideration of a guarantee fee payable from a portion of the excess interest spread, a subsidiary of the Company provided a limited guarantee to the issuer of the surety bond insuring the pass-through certificates sold to public investors. In connection with the issuance and sale of approximately $1.6 billion of pass-through certificates through September 30, 1994, the aggregate subordination amounts were initially set at approximately $179.6 million. After the Company's deposits into the reserve account equal the maximum subordination amount for a transaction, the subordination of the related excess interest spread (including the guarantee fee payable therefrom) for these purposes is terminated. The excess interest spread required to be deposited and maintained in the respective reserve accounts will not be available to support the cash flow requirements of the Company until such amount exceeds the maximum subordinated amount (other than amounts, if any, in excess of the specified levels required to be maintained in the reserve accounts, which may be distributed periodically to the Company).
At September 30, 1994, the amounts on deposit in such reserve accounts totaled $68.7 million.

         UC Life. The principal cash requirement of UC Life consists of contractual obligations to policyholders, principally through policy claims and surrenders. The primary sources of funding these obligations, in addition to cash flow from investments, are the sale of annuities. Net cash flow from underwriting operations is used to build an investment portfolio, which in turn produces future cash flows from investment income and provides a secondary source of liquidity for this division. Net cash provided by operating activities of the insurance division in the nine months ended September 30, 1994 and 1993 was approximately $48.2 million and $60.4 million, respectively, resulting primarily from cash earnings on investments. The Company monitors available cash and cash equivalents to maintain adequate balances for current payments while maximizing cash available for longer term investment activities. The Company's financing activities during the first nine months of 1994 and 1993 reflect approximately $187 million and $164 million, respectively, in cash received primarily from sales by UC Life of its annuity products. As reflected in the net cash used by investing activities during the same periods, investment purchases were approximately $248 million and $225 million, respectively, reflecting the investment of these funds and the reinvestment of proceeds from maturities of investments. Cash used by financing activities during these nine month periods also reflects payments of $141 million and $92 million primarily on annuity products resulting from policyholder surrenders and claims.
The increase in annuity surrenders during the first nine months of 1994 was expected, due in part to an increase in the amount of annuity policies which were beyond the surrender penalty period and to a planned widening of the interest margin on the Company's annuity products by reducing annuity crediting rates in a rising interest rate environment. The interest margin on the Company's annuity liabilities during the first nine months of 1994 was 2.80% compared to 2.11% during the same period of 1993. UC Life's investments at September 30, 1994, included approximately $345 million in residential and commercial mortgage loans, and the amortized cost of its bond portfolio included $296 million in corporate and government bonds and private debt placements and $757 million in mortgage-backed securities.
The investment portfolio is also managed to provide a secondary source of liquidity as investments can be sold, if necessary, to fund abnormal levels of policy surrenders, claims and expenses. An unanticipated increase in surrenders would impact the Company's liquidity, potentially requiring the sale of certain assets, such as bonds and loans priorto their maturities, which may be at a loss.

         A substantial amount of the Company's annuity policies are marketed through financial institutions. In August 1993, the United States Court of Appeals for the Fifth Circuit (the "Fifth Circuit") held that the United States Comptroller of the Currency's decision to permit national banks to sell annuities in towns with more than 5,000 inhabitants violated the National Bank Act. In June 1994, the United States Supreme Court granted certiorari and decided that it will hear arguments in this action. If the Fifth Circuit ruling is upheld by the Supreme Court, it will have a material adverse effect on the ability of the Company to market its annuities. Furthermore, any future regulatory restrictions on the authority of financial institutions to market annuities could have a material adverse effect on the ability of the Company to market this product.

         As a Louisiana domiciled insurance company, UC Life is subject to certain regulatory restrictions on the payment of dividends. UC Life has the capacity at September 30, 1994 to pay dividends of $8.5 million. UC Life did not pay any dividends to the Company during 1991, 1992, 1993 or in 1994 in order to retain capital in UC Life.

         UG Title. Liquidity requirements for the Company's title insurance business are generally met from funds provided by the sale of title insurance policies and cash flow from its investment portfolio. UG Title's investments at September 30, 1994 included approximately $3.2 million in residential mortgage loans, $6.9 million in U.S. government and agency securities and $1.7 million in temporary investments, primarily certificates of deposit. An unanticipated increase in policy claims would impact UG Title's liquidity, potentially requiring the sale of its investments prior to their maturities, which may be at a loss. The principal liability of UG Title is the loss reserve established for title policy claims.

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

STOCK DIVIDEND

         On October 26, 1994, the Company's Board of Directors declared a 10% common stock dividend payable to shareholders of record on December 22, 1994. The additional shares will be distributed on January 10, 1995.


RATINGS

         THE COMPANY. As discussed above, the Company recently sold publicly $125 million in its unsecured and unsubordinated 9.35% senior notes due November 1, 1999. Duff and Phelps, Inc. ("D&P") has rated the issue BBB and the Company anticipates that Standard and Poor's Ratings Group, a division of McGraw-Hill, Inc. ("S&P") will rate the notes BBB and Moody's Investor Services, Inc. ("Moody's") will rate the notes Ba2, respectively. D&P previously assigned a rating of BBB to the Bank Facility.

         INSURANCE SUBSIDIARIES. UC LIFE. In June, 1994, A.M. Best Company reaffirmed its "A-" (Excellent) rating of UC Life. Best's ratings depend in part on its analysis of an insurance company's financial strength, operating performance and claims paying ability. In addition, UC Life's claims paying ability has been rated "A+" by D&P. In October 1994, S&P revised the formula used in assigning its qualified solvency ratings of insurance companies and, as a result, revised its rating assigned to UC Life from BBBq to BBq. The Company believes that UC Life's ratings are adequate to enable it to continue to compete successfully.

         UG TITLE. In August, 1994, D&P revised its claims paying rating of UG Title from "A" to "A-". Operations of UG Title in 1994 have been negatively impacted by losses associated with a loan broker in California and claims for escrow shortages under title policies.

                       REVIEW BY INDEPENDENT ACCOUNTANTS


The Company's independent accountants, Deloitte & Touche LLP, have performed a review of the accompanying unaudited consolidated balance sheet as of September 30, 1994 and the related consolidated statements of income and cash flows for the three months and nine months ended September 30, 1994 and 1993, and previously audited and expressed an unqualified opinion dated February 18, 1994 on the consolidated financial statements of the Company and its subsidiaries as of December 31, 1993, from which the consolidated balance sheet as of that date is derived.

INDEPENDENT ACCOUNTANTS' REPORT


United Companies Financial Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of United Companies Financial Corporation and subsidiaries as of September 30, 1994, and the related condensed consolidated statements of income and cash flows for the three-month and nine-month periods ended September 30, 1994 and 1993. These financial statements are the responsibility of the Corporation's management.

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


/s/  DELOITTE & TOUCHE LLP

Baton Rouge, Louisiana
November 4, 1994

                                    PART II

                               OTHER INFORMATION



Items 1 through 5.         Inapplicable




Item 6. Exhibits and Reports on Form 8-K

        (a)  Exhibits  -  (4)   First Supplemental Indenture, dated as of
                                November 2, 1994, to Indenture dated as of October 1, 1994 relating to $125 million of 9.35% Senior Notes due November 1, 1999
                          (10)  Terms Agreement dated October 26, 1994 to
                                Underwriting Agreement - Basic Provisions dated September 29, 1994 relating to $125 million of 9.35% Senior Notes due
                                November 1, 1999
                          (11)  Statement re computation of earnings per share
                          (15)  Letter of Deloitte & Touche LLP regarding
                                unaudited interim financial information
                          (27)  Financial Data Schedules

        (b)  Reports on Form 8-K - None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        UNITED COMPANIES FINANCIAL CORPORATION




Date: November 9, 1994                  By: /s/ J. TERRELL BROWN
                                           ------------------------------------
                                           J. Terrell Brown
                                           President and Chief Executive Officer



Date: November 9, 1994                  By: /s/ DALE E. REDMAN
                                           ------------------------------------
                                           Dale E. Redman
                                           Executive Vice President and Chief
                                           Financial Officer

            UNITED COMPANIES FINANCIAL CORPORATION AND SUBSIDIARIES

                               INDEX TO EXHIBITS


         Exhibit No.                                                                                    Page No.
         -----------                                                                                    --------

             4                     First Supplemental Indenture, dated as of November 2, 1994, to          31
                                   Indenture dated as of October 1, 1994 relating to
                                   $125 million of 9.35% Senior Notes due November 1, 1999

            10                     Terms Agreement dated October 26, 1994 to Underwriting Agreement -      47
                                   Basic Provisions dated September 29, 1994 relating to
                                   $125 million of 9.35% Senior Notes due November 1, 1999

            11                     Statement re computation of                                             51
                                   earnings per share

            15                     Letter of Deloitte & Touche LLP regarding                               52
                                   unaudited interim financial information

            27                     Financial Data Schedules                                                53
