Form 10-K
period 1994-12-31
UNITED COMPANIES FINANCIAL CORP
filed 1995-03-20
CIK 217416

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                        ------------------------------
                                   FORM 10-K
(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 1994

                                       OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from .............. to  .................

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

                                             Name of each
                                              exchange on
                Title of each class         which registered
                -------------------         ----------------
                                      NONE

          Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, Par Value $2.00
                                (Title of Class)
                         -----------------------------
         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ----    ----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form   10-K.   [ ]

         The aggregate market value of voting stock held by non-affiliates of
the registrant as reported by the National Association   of  Securities Dealers
Automated Quotation System/National Stock Market, as of March 10, 1995, was $349,805,588.

         The number of shares of $2.00 par value stock issued and outstanding as of March 10, 1995 was 13,883,937 excluding 579,841 treasury shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

         Management's proxy statement in connection with the Annual Meeting of Shareholders to be held June 14, 1995 is incorporated by reference in Part III.
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         United Companies Financial Corporation (the "Company" or "UCFC"), founded in 1946, is a financial services holding company having mortgage and insurance operations. The Company's mortgage operations are focused on the origination, sale and servicing of first mortgage, non-conventional, home equity loans. Home equity loan production in 1992, 1993, and 1994 was $301 million, $540 million, and $909 million, respectively. The Company sells substantially all of its home equity loan production through loan securitizations pursuant to which mortgage-backed securities are issued and publicly sold under a Company sponsored shelf registration statement. The Company believes its loan securitizations improve its access to funding and thereby provide a distribution outlet sufficient to meet the Company's expanded home equity loan production. Increased loan production and its reduced cost of funding are the primary reasons that the operating income before income taxes of the Company's mortgage operations rose from $24.0 million in 1992 to $46.3 million in 1993 to $81.2 million in 1994. The Company's insurance operations sell primarily deferred annuities marketed in 47 states, the District of Columbia and Puerto Rico and underwrite primarily residential title insurance in 28 states. For additional information regarding the Company's operations by business segment, see Note 13 to Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The Company was incorporated in the State of Louisiana in 1946 and its principal offices are located in Baton Rouge, Louisiana. It currently has approximately 1,500 employees.

MORTGAGE

         United Companies Lending Corporation ("UC Lending" or "UCLC"), the Company's wholly-owned mortgage subsidiary, originates, sells and services primarily first mortgage, non-conventional, home equity loans which are
typically not loans for the purchase of homes.   UC Lending originated $893
million of first mortgage home equity loans in 1994, up 68% from $531 million in 1993. Loan originations are accomplished primarily through a retail branch
network in 38 states consisting of 140 offices as of December 31, 1994.   The
Company's strategy for increasing loan production includes continued geographic expansion, increased wholesale originations and acquisitions. In order to expand its distribution network, during the third quarter of 1992, the Company initiated a wholesale loan network of correspondents and brokers through a division of UC Lending operating under the registered service mark UNICOR Mortgage(R), Inc. ("UNICOR"). The Company has expanded this division which, as of December 31, 1994, was operating in 31 states. The Company plans to further expand UNICOR on a selective basis into other states. UNICOR offers fixed and adjustable rate home equity loans to borrowers of a credit quality comparable
to customers of UC Lending's branch network.    During late 1993, UC Lending
began another wholesale loan network which offers the same products as the UNICOR program to banks and other financial institutions through its division that operates under the registered service mark GINGER MAE(R), Inc. ("GINGER MAE"), the acronym for the Good Neighbor Reinvestment Mortgage Assistance Loan Program. This program is intended to permit participating institutions to originate loans to borrowers who do not qualify for conventional credit. Loans purchased by UC Lending under this program are underwritten by UC Lending personnel prior to approval and funding under substantially the same guidelines as those utilized by UNICOR. As of December 31, 1994, GINGER MAE had 117 financial institutions in 11 states participating in the GINGER MAE program.
In August, 1994 the Company incorporated two separate subsidiaries, UNICOR Mortgage(R), Inc. and GINGER MAE(R), Inc., and intends to commence operation of the wholesale division through these separate subsidiaries during 1995.

         The secondary mortgage market's growing acceptance of mortgage-backed securities based on non-conventional home equity loans has allowed the Company to pool large numbers of loans for sale as mortgage-backed securities. In late 1991 and in 1992, this was accomplished primarily through private placement transactions. During 1993 and 1994, UC Lending sold publicly $451 million and $973 million, respectively, of home equity loans through a Company-sponsored shelf registration statement which was initially approved in 1993 for up to $1 billion principal amount of mortgage-backed securities and was amended in 1994 to cover an additional $3 billion principal amount of mortgage-backed securities. The weighted average interest spread on loans sold to third parties (the difference between the stated rate on the loan and the rate paid to purchasers, less certain recurring fees) ranged from 4.56% in 1992 to 6.06%
in 1993 to 4.49% in 1994.   The weighted average interest spread on loans sold
is determined without regard to expected credit losses. Therefore, the spread is not impacted by projected or actual credit losses. The Company's securitization transactions are credit enhanced and have received ratings of "Aaa" from Moody's Investors Service, Inc. and "AAA" from Standard & Poor's Ratings Group, a division of McGraw-Hill, Inc. The Company presently intends to effect securitization transactions on a quarterly basis, but the amount and timing of sales of securities under the shelf registration statement will depend upon market and other conditions affecting the operations of the Company. Servicing rights are retained on substantially all loans sold, and as of December 31, 1994, UC Lending serviced 52,289 home equity loans having an aggregate principal balance of approximately $1.7 billion.


         The ability of the Company to sell loans and/or mortgage-backed securities in the secondary market is essential for continuation of the Company's loan origination operations. A prolonged, substantial reduction in the size of the secondary market for home equity loans may adversely affect the Company's ability to sell its loan originations and/or mortgage-backed securities in the secondary market with consequent adverse impact on the Company's profitability and future originations. Moreover, market and other considerations could affect the timing of the Company's securitization transactions and delays in such sales could reduce the amount of gains recognized from the sale of loans in a given quarter.

         The Company derives a significant portion of its income by realizing gains upon the sale of loans due to the excess servicing income of such loans. Excess servicing income represents the excess of the interest rate payable by a borrower on a loan over the interest rate passed through to the investor acquiring an interest in such loan, less the Company's normal servicing fee and other applicable recurring fees. When loans are sold, the Company recognizes as current income the present value of the excess servicing income expected to be realized over the anticipated average life of loans sold less future estimated credit losses relating to the loans sold. At December 31, 1994, the Company's balance sheet reflected capitalized excess servicing income of approximately $179 million and an allowance for loss on loans serviced of approximately $26.8 million. The capitalized excess servicing income is computed using prepayment, default and interest rate assumptions that the Company believes market participants would use for similar instruments at the time of sale. The weighted average discount rate used to determine the present value of the balance of capitalized excess servicing income on home equity loans reflected on the Company's balance sheet at December 31, 1994, was
approximately 10%.   The Company is not aware of an active market for this kind of receivable. No assurance can be given that this receivable could in fact be sold at its stated value on the balance sheet.

         Capitalized excess servicing income is amortized over the lesser of the estimated or actual remaining life of the underlying loans as an offset against the excess servicing income component of servicing income actually received in connection with such loans. Although management of the Company believes that it has made reasonable estimates of the excess servicing income likely to be realized, it should be recognized that the rate of prepayment and the amount of defaults utilized by the Company are estimates and actual experience may vary from these estimates. The Company periodically reviews its prepayment assumptions in relation to current rates of prepayment and, if necessary, writes down the remaining asset to the net present value of the estimated remaining future excess servicing income. Rapid increases in interest rates or competitive pressures may result in a reduction of excess servicing income, thereby reducing the gains recognized by the Company upon the sale of loans in the future.

         The gain recognized by the Company upon the sale of loans will have been overstated if the excess servicing income actually received by the Company is less than originally assumed. An acceleration of future prepayments could result in capitalized excess servicing income amortization expense exceeding realized excess servicing income, thereby adversely affecting the Company's servicing income and resulting in a charge to earnings in the period of adjustment. Likewise, if delinquencies or liquidations were to occur sooner in the portfolio of loans sold by the Company and/or with greater frequency than was initially assumed, capitalized excess servicing income amortization would occur more quickly than originally anticipated, which would have an adverse effect on servicing income in the period of such adjustment.

         Principal Product. UC Lending's principal product is a home equity loan with a fixed amount, interest rate and term to maturity, which is typically secured by a first lien mortgage on the borrower's residence. Typically the proceeds of the loan will be used by the borrower to refinance an existing first mortgage in order to finance home improvements or for debt consolidation. These types of loans are commonly referred to as "B" and "C" grade loans. These loans are distinct from home equity revolving lines of credit, not offered by UC Lending, which are generally secured by a second mortgage and typically carry a floating interest rate. As of December 31, 1994, approximately 96.3% in aggregate principal amount of the home equity loans owned and/or serviced by UC Lending were secured by a first mortgage with the remaining 3.7% in aggregate principal amount secured by second or
multi-property mortgages.   During 1994, UC Lending originated $893 million in
first mortgage home equity loans, including $70.9 million of adjustable rate loans, and $16 million in second and multi-property mortgage loans. The average home equity loan amount at origination during 1994 was approximately $41,000 up from $39,000 in 1993 and $28,000 in 1992, due primarily to an expansion into geographic areas where home values are higher, a de-emphasis on second mortgage loans, an expansion of loan product lines and the introduction
of a wholesale loan production program.   On most home equity loans for home
improvements, the loan proceeds are disbursed to an escrow agent which, according to guidelines established by UC Lending, releases such proceeds upon completion of the improvements or in draws as the work on the improvements progresses. The weighted average interest rate on home equity loans originated during 1994 was 11.7%, compared to 11.8% during 1993. Costs incurred by the borrower for loan origination, including origination points (which had a weighted average of 6.0% for 1994 compared to 7.0% for 1993) and appraisal, legal and title fees, are often included in the amount financed. Over the past five years, contractual maturities have generally ranged from seven to twenty years, and the average effective maturity has been approximately seven years. Prior to July, 1991, UC Lending actively originated commercial real estate loans for sale to UC Life. However, commercial real estate originations were generally terminated due to a change in UC Life's investment demand and lack of a secondary market for this product.

          UC Lending's principal market for its home equity loans is individuals who may not otherwise qualify for conventional loans which are readily marketable to the government-sponsored mortgage agencies or conduits and available through most commercial banks and many other lending institutions. Loans to such borrowers generally produce higher fee and interest income as compared to loans to customers of banks and thrifts. The Company believes that its customers generally place a higher priority on the amount of the monthly payment and prompt credit approval than on the interest rate and origination fees associated with the loan. Further, borrowers of non-conventional loans may present a greater credit risk and generally pay higher interest rates and loan origination fees. Management of the Company believes that any greater credit risk arising out of making loans to these borrowers is compensated by higher fees and interest rates. There are generally numerous competitors for these borrowers in each of UC Lending's geographic markets. Principal competitors include recognized national and regional lenders. The Company believes that prompt underwriting and response to loan applications provides a competitive advantage in loan originations.

The following table sets forth selected home equity loan data for the indicated periods:


                                                                            Year Ended December 31,
                                                               --------------------------------------------
                                                                  1994             1993             1992
                                                               -----------      -----------      ----------
                                                                             (dollars in thousands)

     Loan originations    . . . . . . . . . . . . . . . . .    $   908,821      $   539,868      $  301,234
                                                               ===========      ===========      ==========

     Servicing portfolio (year-end):
       Serviced for the Company   . . . . . . . . . . . . .    $   203,651      $   318,334      $  274,021
       Serviced for third party investors   . . . . . . . .      1,480,047          806,805         545,427
                                                               -----------      -----------      ----------
         Total  . . . . . . . . . . . . . . . . . . . . . .    $ 1,683,698      $ 1,125,139      $  819,448
                                                               ===========      ===========      ==========

     Loan sales by UC Lending to third party investors  . .    $   977,653      $   462,873      $  271,920
                                                               ===========      ===========      ==========

     Average coupon on loans sold to
       third party investors  . . . . . . . . . . . . . . .          11.80%           12.00%          13.69%
                                                               ===========     ============      ==========

     Interest spread retained on loans sold   . . . . . . .           4.49%            6.06%           4.56%
                                                               ===========     ============     ===========

         Origination and Distribution. At December 31, 1994, UC Lending was originating home equity loans through branch offices and its UNICOR and GINGER MAE wholesale loan programs in 38 states. The wholesale loan origination programs were developed to supplement the retail program and to expand the distribution network. The Company believes that the marketing of its loan products by UNICOR and GINGER MAE through independent mortgage brokers and financial institutions provides an efficient and cost effective method to access a larger customer base. Regardless of the manner of origination, all home equity loans are underwritten utilizing the appropriate underwriting guidelines of UC Lending prior to approval and funding. The underwriting function is centralized at the home office. Subsequent to funding, all home equity loans are reviewed by home office personnel and a portion are subject to quality control review by home office personnel. The branch offices generally are responsible for sales of foreclosed real estate. Each branch office operates as a profit center and compensation of branch personnel includes an incentive bonus plan based on production. Field personnel in the wholesale loan programs receive a base salary and additional compensation based upon loan production.

         Underwriting.    Substantially similar underwriting guidelines have
been used with respect to home equity loans originated in the branch network and in the wholesale lending programs. The underwriting guidelines are modified from time to time. The following is a description of the current underwriting guidelines of UC Lending, which are not materially different from prior guidelines.

         The underwriting function is centralized at the home office. Regardless of the manner of origination, all home equity loans are underwritten utilizing the appropriate underwriting guidelines prior to approval and funding. The underwriting process is intended to assess primarily the prospective borrower's ability to repay the loan and secondarily the adequacy
of the real property security as collateral for the loan granted.   A credit
package is submitted to the home office which includes a current appraisal from an independent appraiser on UC Lending's approved list, a property inspection,
a credit report and a verification of employment.   On a case-by-case basis,
after review and approval by UC Lending's home office underwriters, home equity loans may be made which vary from the underwriting guidelines. However, variations from guidelines with respect to home equity loans primarily are approved by the home office underwriting department.

         UC Lending originates fixed-rate loans which, in general, fully amortize over a period not to exceed: 360 months for single family, owner occupied first mortgages; 360 months for single family, non-owner occupied first mortgages; 240 months for single family, combination owner occupied/rental property first mortgages; and 180 months for single family, owner occupied second mortgages. The maximum fixed-rate loan amount is generally $500,000 unless a higher amount is specifically approved by the home office. UC Lending, through its wholesale loan programs also originates a fixed rate loan with an original term to maturity of 180 months and an amortization schedule of 360 months ("Balloon Loans"). Balloon loans must be secured by first liens on single family, owner occupied and, in the case of loans originated through the branch network, non-owner occupied, residential properties. Fixed- rate home equity loans secured by second mortgages
generally do not exceed $150,000.   Adjustable-rate home equity loans, in
general, fully amortize over a period not to exceed 360 months. The maximum amount for adjustable-rate home equity loans is $500,000 unless a higher amount is specifically approved by executive management of UC Lending.

         The homes used for collateral to secure the fixed-rate loans may be owner occupied, non-owner occupied rental properties or a combination of owner occupied/rental properties, which in any case are one-to-four family residences (which may be a detached or semi-detached row house, townhouse, a condominium unit or a unit in a planned unit development). In addition, loans may be secured by single-family owner occupied manufactured or mobile homes with land if the manufactured or mobile homes are permanently affixed and defined as real estate under applicable state law. Second mortgages are permitted only for fixed-rate home equity loans and generally are limited to single family owner occupied property. A loan secured by a second mortgage typically will not be made if the first mortgage is a graduated payment mortgage, a balloon, or an individual or owner financed mortgage. The homes used for collateral to secure adjustable-rate home equity loans may be owner occupied or non-owner occupied rental properties, which in any case are one-to-four family residences (which may be a detached or semi-detached, row house, townhouse, a condominium unit or a unit in a planned unit development). In addition, such loans may be secured by manufactured or mobile homes and the underlying land if the manufactured or mobile homes are permanently affixed and defined as real estate under applicable state law.

         In general, the value of each property proposed as security for a home equity loan is required to be determined by a current appraisal from an independent appraiser who has been approved by the home office. UC Lending selects the appraiser and orders the appraisal.

         Loan-to-Value. The total amount of a home equity loan generally includes origination fees, credit life insurance premium, if any, prepaid interest and other closing costs (such as the cost of an appraisal report and title insurance premiums). Loan-to- value is the percentage equal to the note amount divided by the lesser of appraised value or the purchase price of the real estate. For fixed-rate home equity loans originated through UC Lending's wholesale loan programs, the maximum loan-to-value is 90%, with the maximum for
rural properties generally being 80%.   For home equity loans originated
through UC Lending's branch network, an Underwriting Loan-to-Value Ratio, as described below, is utilized. The total amount of a fixed-rate home equity loan, net of the origination fees, credit life insurance premium, if any, prepaid tax and insurance escrow, real estate tax service fee, loan application fee and prepaid interest, is defined as the "Cash Out." The "Underwriting Loan-to-Value Ratio" for underwriting purposes is the Cash Out divided by the appraised value or purchase price of the property, whichever is less. The Cash Out with respect to fixed-rate loans originated through the branch network is limited to 90% of the lesser of the appraised value or purchase price of the property.

         For adjustable-rate home equity loans, the maximum loan-to-value ratio is generally 90% and an Underwriting Loan-to-Value Ratio is not utilized.

         Generally, the maximum Underwriting Loan-to-Value Ratio is 80% for a loan with a second mortgage on the property. With respect to rural properties, the maximum Underwriting Loan-to-Value Ratio (utilizing only up to ten acres and the improvements thereon) is 80%. The maximum Underwriting Loan-to-Value Ratio generally applicable to non-owner occupied homes is 75% and is generally 85% for owner occupied manufactured/mobile homes with land. Because the Underwriting Loan-to-Value Ratio is based on the Cash Out rather than the actual principal balance of the related loan, the Loan-to-Value Ratio of such loan will be higher and could be substantially higher than the Underwriting Loan-to-Value Ratio.

         Creditworthiness. Verification of personal financial information for each applicant is required by UC Lending. The applicant's total monthly obligations (including principal and interest on each mortgage, tax assessments, other loans, charge accounts and all scheduled indebtedness) generally should not exceed 50% of a borrower's gross monthly income. In the case of adjustable-rate home equity loans, the debt coverage ratio calculation is based upon the principal and interest payment amount utilizing the maximum rate on the second change date. Generally, the borrowers are required to have two years of employment with their current employer or two years of like experience. In the case of fixed-rate home equity loans, applicants who are salaried employees must provide current employment information in addition to recent employment history. UC Lending verifies this information for salaried borrowers based on written confirmation from employers, or a combination of a telephone confirmation from the employer and the most recent pay stub or the most recent W-2 tax form. A self-employed applicant for a fixed-rate home equity loan is generally required to provide copies of complete federal income tax returns (including schedules) filed for the most recent two years.

         A credit report by an independent, nationally recognized credit reporting agency reflecting the applicant's credit history is required. The credit report should reflect all delinquencies of 30 days or more, repossessions, judgments, foreclosures, garnishments, bankruptcies and similar instances of adverse credit that can be discovered by a search of public records. Verification is required to be obtained of the first mortgage balance, if any, its status and whether local taxes, interest, insurance and assessments are included in the applicant's monthly payment. All taxes and assessments not included in the payment are required to be verified as current. In the case of fixed-rate home equity loans, a borrower's mortgage payment history should generally reflect no more than three payments over 30 days delinquent in the last twelve months; however, in some cases, a borrower is permitted to have no more than five payments over 30 days delinquent in the last twelve months and one payment over 60 days delinquent in the last twelve months. Credit analysis is subjective and subject to interpretation in the underwriting process.

         Certain laws protect loan applicants by offering them a timeframe after loan documents are signed, called the "rescission period," during which the applicant has the right to cancel the loan. The rescission period must have expired prior to funding a loan and may not be waived by the applicant except as permitted by law.

         UC Lending generally requires title insurance coverage on each home equity loan it originates. UC Lending and its assignees are generally named as the insured on the title insurance policies. In addition, a location map is required for every home equity loan made by UC Lending and a survey of the property is required where the property is being purchased by the borrower.
The borrower is required to obtain property insurance in an amount sufficient to cover, in the case of a first mortgage, the new loan and in the case of a fixed-rate second mortgage, the new loan and any prior mortgage. If the sum of an outstanding first mortgage, if any, and the fixed-rate home equity loan exceeds the lesser of replacement or insurable value, insurance equal to the lesser of replacement or insurable value may be accepted. UC Lending requires that its name and address are properly added to the "mortgagee clause" of the insurance policy. In the event UC Lending's name is added to a "loss payee clause" and the policy does not provide for written notice of policy changes or cancellation, an endorsement adding such provision is required. The borrower is not required to obtain flood insurance.

         After a loan is underwritten, approved and funded, the mortgage loan packages are reviewed and monitored by home office loan review personnel. A random sample of the mortgage loan packages are subsequently subjected to a quality control audit.

         Loan Servicing. UC Lending retains the servicing on substantially all loans it originates, including $1.7 billion of home equity loans owned and/or serviced at December 31, 1994, up 49.6% from a year earlier. UC Lending performs the following services for investors to whom it has sold loans and for which it has retained servicing: investor reporting; collecting and remitting periodic principal and interest payments to investors and performing other administrative services, including maintaining required escrow accounts for payment of real estate taxes and standard hazard insurance; determining the adequacy of standard hazard insurance; advising investors of delinquent loans; conducting foreclosure proceedings, and inspecting and reporting on the physical condition of the mortgaged properties securing the mortgage loans; and disposing of foreclosed properties. UC Lending is generally obligated to advance interest on delinquent loans to the secondary market investors at the applicable pass-through rate until satisfaction of the note, liquidation of the mortgaged property or charge off of the loan. To the extent that the amount recovered through liquidation of collateral is insufficient to cover the unpaid balance of the loan, UC Lending incurs a loss up to the limit specified in the related loan sale agreement. In connection with its servicing activities, UC Lending sends to borrowers payment coupon books that specify the fixed monthly payment amount and due date in the case of fixed-rate home equity loans and the adjusted payment amount and due date in the case of adjustable-rate home equity loans and the late payment amount, if any. Due dates for payments generally occur on the first day of the calendar month. With respect to adjustable-rate home equity loans, UC Lending provides written notices to borrowers of upcoming rate adjustments along with new payment coupon books reflecting the adjusted payment amounts.

         The Company is required under each loan sale agreement to service the mortgage loans either directly or through sub- servicers. Servicing includes, but is not limited to, post-origination loan processing, customer service, remittance handling, collections and liquidations.

         Collection Activities. If payment is not received within the grace period as dictated by the applicable state law in which the loan originated, a notice will be sent to the customer. Most of the home equity loans allow a 10 day grace period. In addition, follow-up correspondence is automatically generated on the 21st, 32nd and 45th day of delinquency. Collection calls begin on or before the expiration of the grace period. Calls at this stage are directed toward loans with a history of slow payment. In addition, newer loans are selected for calls to help establish a satisfactory payment record. Collection calls continue until corrective arrangements are made, or foreclosure is initiated.

         If an account becomes 30 days past due, a collection supervisor analyzes the account to determine the appropriate course of action. Generally, when an account becomes 60 days past due a property inspection and borrower interview is requested through a third party contractor. In addition, the initial loan file is reviewed and generally an up-to-date credit report is obtained. At 90 days past due, if appropriate corrective arrangements have not been made with the borrower, a recommendation for foreclosure, along with an accompanying package, is submitted to the collection supervisor. This package generally includes the original appraisal, current inspection, loan approval memorandum and recommendation cover sheet. If approved by the collection supervisor, the package is forwarded to an internal review committee. The approval of such committee is required before foreclosure proceedings commence.

         Depending upon the circumstances surrounding the delinquent account, a temporary suspension of payments, a repayment plan to return the account to an up-to-date status, or (to the extent authorized by the related loan sale agreement) an extension/modification may be permitted.

         The course of action followed for a delinquent account is dependent upon a number of factors, including the borrower's payment history, the amount of equity in the mortgaged property and the reason for the current inability to make timely payments. If a borrower is experiencing difficulty in making payments on time, UC Lending may modify the payment schedule (as permitted by the related loan sale agreement). In the event a loan is extended and thereby removed from delinquency status, UC Lending may require the borrower to pay an
extension fee.   Modifications to payment schedules are considered on a
case-by-case basis and are limited to revisions to the contract rate and/or term only. A request for modification must be submitted by the borrower to UC Lending. Prior to evaluating each modification request, UC Lending obtains an updated credit report and , in some cases, a budget analysis worksheet application. Provided that the review and analysis of the circumstances and relevant documentation substantiates a favorable decision to modify the related loan, the appropriate documentation is generated by UC Lending and executed by the borrower to facilitate formal modification of the home equity loan. Any extension fees collected by UC Lending are retained by UC Lending as part of its servicing compensation.

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

         Regulations and practices regarding the liquidation of properties (e.g., foreclosure) and the rights of the mortgagor in default vary greatly from state to state. Only if UC Lending determines that a delinquency cannot otherwise be cured will it decide that foreclosure is the appropriate course of action. Many real estate properties owned by UC Lending are ultimately sold by UC Lending to new borrowers to whom UC Lending will provide a mortgage. If, after determining that purchasing a property securing a home equity loan will minimize the loss associated with such defaulted loan, UC Lending may bid at the foreclosure sale for such property or accept a deed in lieu of foreclosure.

         At December 31, 1994, UC Lending's home equity portfolio of properties acquired in foreclosure or for which deeds in lieu of foreclosure have been accepted and held by UC Lending pending disposition represented approximately $8.8 million (excluding the allowance for loan losses attributable to these properties). This amount may include the first mortgage balance, delinquent first mortgage payments and certain advances made on the property.

         Refinancing policy. When UC Lending believes that borrowers with existing loans with UC Lending are likely to refinance such loans due to interest rate changes, equity build-up or other reasons, UC Lending actively attempts to retain such borrowers through solicitations of such borrowers to refinance with UC Lending. Such refinancings generate fee income and servicing income for UC Lending.

         Credit Quality of Home Equity Loan Serviced Portfolio. The following table shows selected credit quality data for the home equity loan portfolio serviced by the Company (including loans owned by the Company) as of the dates indicated:

                                                                                December 31,
                                                              ---------------------------------------------
                                                                 1994             1993              1992
                                                              ----------       -----------       ----------
                                                                           (dollars in thousands)

         Number of home equity loans  . . . . . . . . . . .        52,289            41,854           37,243
         Dollar amount of home equity loans   . . . . . . .   $ 1,683,698       $ 1,125,139      $   819,448
         Delinquency period (1)
         30-59 days   . . . . . . . . . . . . . . . . . . .          2.40%             2.32%            2.27%
         60-89 days   . . . . . . . . . . . . . . . . . . .          0.91%             1.02%            1.32%
         90 days and over   . . . . . . . . . . . . . . . .          4.36%             4.92%            5.17%

         Foreclosed properties (2)
         Owned by the Company   . . . . . . . . . . . . . .          0.52%             1.51%            1.60%
         Serviced for third parties   . . . . . . . . . . .          0.70%             0.74%            0.88%

         Net write-offs - for the year ended  . . . . . . .          0.84%             0.88%            0.59%

(1) The dollar amount of delinquent home equity loans as a percentage of the total "dollar amount of home equity loans" as of the date indicated.
(2)   Foreclosed property as a percentage of home equity loans serviced.

      Loans are placed on a nonaccrual status when they are past due 150 days.

      The above delinquency and loan loss experience represents the Company's recent experience. However, the delinquency, foreclosure and net loss percentages may be affected by the increase in the size and relative lack of seasoning of the portfolio. In addition, the Company can neither quantify the impact of property value declines, if any, on the home equity loans nor predict whether to what extent or how long such declines may exist. In a period of such declines, the rates of delinquencies, foreclosures and losses on the home equity loans could be higher than those theretofore experienced in the mortgage lending industry in general. Adverse economic conditions (which may or may not affect real property values) may affect the timely payment by borrowers of scheduled payments of principal and interest on the home equity loans and, accordingly, the actual rates of delinquencies, foreclosures and losses. As a result, the information in the above tables should not be considered as a basis for assessing the likelihood, amount or severity of delinquencies or losses in the future on home equity loans and no assurance can be given that the delinquency and loss experience presented in the tables will be indicative of such experience on home equity loans.

         Sales, Funding and Liquidity. Substantially all of the home equity loans originated by UC Lending are sold either to United Companies Life Insurance Company ("UC Life") or in the secondary market after which UC Lending continues to provide servicing for a fee. UC Lending originated approximately $909 million of home equity loans during 1994, substantially all of which were sold on an interim basis to UC Life or held in a warehouse loan facility pending sale in a securitization transaction. Also during 1994, $978 million of home equity loans were sold in the secondary market. The buyers of residential mortgage loans or the related mortgage-backed securities receive the principal collected and the pass-through rate on the principal balance, and UC Lending retains the excess of the interest at the contractual rate over the pass-through rate, and, if applicable, servicing fees, trustee fees and surety bond fees.

         Since 1985, the Company has sold loans originated by it in the secondary market, initially in transactions with government- sponsored mortgage agencies or conduits and later in private placement transactions with financial institutions. In 1992, the Company participated with a third party in the securitization and sale of pass-through certificates backed by home equity loans originated by the Company. During the second quarter of 1993, a $1 billion shelf registration statement filed with the Securities and Exchange Commission by UCFC Acceptance Corporation, a wholly-owned subsidiary of UC Lending, became effective. This registration statement relates to certificates to be issued and backed by mortgage loans. During 1994, the registration statement was amended to cover an additional $3 billion in principal amount of mortgage -backed securities. Approximately $1.5 billion of mortgage-backed pass-through certificates backed primarily by first mortgage home equity loans originated directly or through correspondents or mortgage brokers, or purchased and re-underwritten by UC Lending or certain subsidiaries or affiliates thereof were registered under the registration statement and publicly sold in 1993 and 1994.

         The purchasers of the pass-through certificates receive a credit-enhanced security. Credit enhancement is generally achieved in part by subordinating an amount (the "Subordinated Amount") of the excess interest spread retained by the Company to the payment of scheduled principal and interest on the certificates should there be a shortfall in collections from borrowers in the form of monthly mortgage payments during any given period. If cumulative payment defaults exceed the Subordinated Amount, a third party insurer is obligated to pay any further losses experienced by the owners of the pass-through certificates. In connection with the issuance in 1993 and 1994 of approximately $1.5 billion in pass-through certificates discussed above, the Subordinated Amounts aggregate approximately $225 million.

         The pooling and servicing agreements that govern the distribution of cash flows from the pooled loans require the establishment of an account (the "Reserve Account") that may be funded with an initial deposit by the Company. Thereafter, a portion of the excess interest is deposited in the Reserve Account. There are no events that will require the aggregate deposits to the Reserve Account to exceed the related Subordinated Amount. To the extent that borrowers default on the payment of principal or interest on the loans underlying the pass-through certificates issued, losses are paid out of the Reserve Account to the extent that funds are available.

         UC Lending funds its loan originations principally through the Company's debt facilities (the "Company's Debt Facilities"), sales of loans in the secondary market and to UC Life, and cash flow from its servicing operations. At December 31, 1994, the Company's Debt Facilities were comprised of: (i) $125 million publicly sold senior 9.35% unsecured notes, (ii) a $113.6 million unsecured revolving credit facility provided by a group of commercial banks, (iii) several individual lines of credit provided by different commercial banks which, in the aggregate, total $27.5 million, and (iv) a transaction specific warehouse loan facility provided by the lead underwriter for securitization transactions.

         Composition of Serviced Portfolio. The contractual balance of loans owned and/or serviced by UC Lending, substantially all of which it originated, were as follows for the dates indicated:


                                                                                December 31,
                                                               --------------------------------------------
                                                                  1994             1993            1992
                                                               ----------       ----------       ----------
                                                                               (in thousands)
     OWNED AND SERVICED:
       Home equity  . . . . . . . . . . . . . . . . . . . .    $ 1,683,698      $ 1,125,139     $   819,448
       Commercial   . . . . . . . . . . . . . . . . . . . .        274,413          345,365         404,857
       Conventional   . . . . . . . . . . . . . . . . . . .         74,294           98,277         143,517
                                                               -----------      -----------     -----------

     Total    . . . . . . . . . . . . . . . . . . . . . . .    $ 2,032,405      $ 1,568,781     $ 1,367,822
                                                               ===========      ===========     ===========

     Total serviced for
        third party investors   . . . . . . . . . . . . . .    $ 1,679,874      $ 1,065,549     $   886,888
                                                               ===========      ===========     ===========

     OWNED BY THE COMPANY:
       Home equity  . . . . . . . . . . . . . . . . . . . .    $   203,651      $   318,334     $   274,021
       Commercial   . . . . . . . . . . . . . . . . . . . .        147,722          183,065         204,149
       Conventional   . . . . . . . . . . . . . . . . . . .          1,157            1,833           2,764
                                                               -----------      -----------     -----------

     Total    . . . . . . . . . . . . . . . . . . . . . . .    $   352,530      $   503,232     $   480,934
                                                               ===========      ===========     ===========


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

         Foreclosure/Repossession. The mortgage loans are secured by mortgages, deeds of trust, security deeds or deeds to secure debt, depending upon the prevailing practice in the state in which the property subject to the loan is located. Foreclosure of a deed of trust is generally accomplished by a non-judicial sale under a specific provision in the deed of trust which authorizes the trustee to sell the property at public auction upon any default by the borrower under the terms of the note or deed of trust. In some states, the trustee must record a notice of default and send a copy to the borrower-trustor, to any person who has recorded a request for a copy of any notice of default and notice of sale, to any successor in interest to the borrower-trustor, to the beneficiary of any junior deed of trust and to certain other persons. Before such non-judicial sale takes place, typically a notice of sale must be posted in a public place and published during a specific period of time in one or more newspapers, posted on the property and sent to parties having an interest of record in the property.

         Foreclosure of a mortgage is generally accomplished by judicial action. The action is initiated by the service of legal pleadings upon all parties having an interest in the real property. Delays in completion of the foreclosure may occasionally result from difficulties in locating necessary parties. When the mortgagee's right to foreclosure is contested, the legal proceedings necessary to resolve the issue can be time-consuming. After the completion of a judicial foreclosure proceeding, the court generally issues a judgment of foreclosure and appoints a referee or other court officer to conduct the sale of the property. In general, the borrower, or any other person having a junior encumbrance on the real estate, may, during a statutorily prescribed reinstatement period, cure a monetary default by paying the entire amount in arrears plus other designated costs and expenses incurred in enforcing the obligation. Generally, state law controls the amount of foreclosure expenses and costs, including attorney's fees, which may be recovered by a lender. After the reinstatement period has expired without the default having been cured, the borrower or junior lienholder no longer has the right to reinstate the loan and must pay the loan in full to prevent the scheduled foreclosure sale. If the mortgage is not reinstated, a notice of sale must be posted in a public place and, in most states, published for a specific period of time in one or more newspapers. In addition, some states require that a copy of the notices of sale be posted on the property and sent to all parties having an interest in the real property.

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

LIFE INSURANCE

         Overview. United Companies Life Insurance Company ("UC Life or UCLIC"), the Company's wholly-owned life insurance company domiciled in Louisiana and organized in 1955, is currently authorized to conduct business in 47 states, the District of Columbia and Puerto Rico. The primary products of UC Life are deferred annuities marketed on a commission basis principally through financial institutions and independent general agents and are generally sold to middle income customers seeking tax deferred insurance products, primarily to provide savings for retirement. UC Life produced $250 million and $208 million in sales of annuity products during the years ended December 31, 1994 and 1993, respectively. At December 31, 1994, total annuity reserves were $1.4 billion. The Company intends to add variable annuity products to its annuity line of business during 1995. UC Life has also focused its efforts on improving the quality and liquidity of its investment portfolio. At December 31, 1994, the invested assets of UC Life consisted of $1.1 billion in investment grade fixed maturity securities (at amortized cost), $159 million of residential first mortgage loans (which were primarily originated by UC Lending) and $155 million of commercial mortgage loans (also primarily originated by UC Lending). At December 31, 1994, the weighted average rating of its publicly traded bond portfolio was "AA", the assets allocated to investments in mortgage-backed securities were $790 million and the amount of non-investment grade publicly traded bonds in the portfolio was $18.1 million or 1.7% of the portfolio. During 1994, the net interest spread on the Company's annuity business improved to 2.73% from 2.20% during 1993. Measures taken by UC Life to improve this margin included the reduction in crediting rates on new and existing annuity contracts.

         Reserves for annuity policies constitute the Company's primary liabilities. The duration of these liabilities is affected by a number of factors, including interest rates, surrender penalties, ratings, public confidence in the insurance industry generally and in the Company specifically, governmental regulations and tax laws. Since insurance commissions incurred at the origination of annuity policies are generally deferred and recognized over the estimated life of the policies, any unexpected increase in surrenders of annuity contracts would require more rapid recognition of these expenses, thereby adversely impacting profitability.

         In June 1994, A.M. Best Company ("Best") reaffirmed its "A-" (Excellent) rating of UC Life. Best's ratings depend in part on its analysis of an insurance company's financial strength, operating performance and claims paying ability. In addition, UC Life's claims paying ability has been rated "A+" by Duff & Phelps, Inc. During 1994, Standard & Poor's Ratings Group, a division of McGraw-Hill, Inc., revised the formula used in assigning its qualified solvency ratings of insurance companies and, as a result, revised its rating assigned to UC Life from "BBBq" to "BBq." The Company believes that UC Life's ratings will enable it to continue to compete successfully.

         Principal Products. The principal products marketed by UC Life since 1978 have been deferred annuity contracts. A single premium, currently averaging approximately $20,000, is received on the sale of these contracts. The contracts typically guarantee an interest crediting rate for the first policy year. Thereafter, the interest crediting rate generally may be adjusted by UC Life at any time (subject to certain minimum crediting rates stated in the contract). A policyholder is permitted at any time to withdraw all or part of the single premium plus the amount of interest credited on the policy, less a surrender charge if applicable. The initial surrender charge typically ranges from 9-10% of the initial premium and decreases to zero during a penalty period of from five to ten years. Approximately 76.6% of UC Life annuity policies at December 31, 1994 were subject to a surrender penalty.

         The interest earned on the annuity contract accumulates on a
tax-deferred basis until withdrawal by the policyholder.   The deferred annuity
contracts written by UC Life generally provide a death benefit equal to theamount of the initial premium plus accumulated interest earned less the amount of any prior withdrawals.

         The following table presents UC Life's annuity sales by state by percent of total premiums for the periods indicated.

                                                                Year Ended December 31,
                                                              ---------------------------
                 State                                            1994           1993
                 -----                                            ----           ----
                 Florida  . . . . . . . . . . . .                  28.9%           2.9%
                 Louisiana  . . . . . . . . . . .                  13.7           12.3
                 Missouri   . . . . . . . . . . .                  10.3           22.4
                 Illinois   . . . . . . . . . . .                   8.6           10.4
                 Oklahoma   . . . . . . . . . . .                   6.2            8.0
                 All others   . . . . . . . . . .                  32.3           44.0
                                                                  -----          -----
                    Total   . . . . . . . . . . .                 100.0%         100.0%
                                                                  =====          =====

No other state individually accounted for more than 8% of premium income during 1994 or 1993.

         The increased annuity sales in Florida and the decline in annuity sales in Missouri in 1994 are attributable, in the case of Florida, primarily to the focus on expansion of the distribution network to independent general agents. Annuity sales declined in Missouri during this period because of lower sales by a major financial institution selling UC Life's annuities in Missouri.

         Prior to 1992, UC Life was underwriting and marketing pre-need funeral insurance products through funeral directors by an independent insurance agency but discontinued this line of business in early 1992. Credit related insurance products were underwritten and marketed primarily through financial institutions and through automobile dealerships. In order to focus its operations and management on underwriting and marketing its annuity contracts, UC Life de-emphasized the credit insurance products and discontinued underwriting this line of business in 1993.

         Distribution.   UC Life's strategy of marketing through financial
institutions and independent general agents allows it to avoid substantial sales management office expense and to expand its sales efforts without significant development expense. Because financial institutions and independent general agents usually offer the products of several insurance companies, UC Life must continue to provide products with competitive terms, interest crediting rates, commissions and service to both policyholders and the
selling institutions and independent general agents.   During 1994, UC Life
focused on expanding the independent general agent share of its distribution network. Of the annuity contracts sold during 1994, approximately 46% of the total dollar amount were attributable to sales by independent general agents.

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

         The annuity reserves reflected in the Consolidated Financial Statements are calculated based on generally accepted accounting principles ("GAAP"). As of December 31, 1994, annuity reserves were $1.4 billion, policy benefit reserves were $116.5 million, and unearned premium reserves related to credit insurance were $4.5 million. These reserves are based upon UC Life's best estimates of mortality, persistency, expenses and investment income, with appropriate provisions for adverse statistical deviation and the use of the net level premium method for all non-interest sensitive products and the retrospective deposit method for interest-sensitive products. GAAP reserves differ from statutory reserves due to the use of different assumptions regarding mortality and interest rates and the introduction of lapse assumptions into the GAAP reserve calculation. See Note 1 of Notes to Consolidated Financial Statements for additional information regarding reserve assumptions under GAAP.

         Investments. The investment function of UC Life is overseen by an investment committee comprised of senior management, with the assistance of an outside investment advisor in the management of certain assets. UC Life's investment policy seeks to achieve attractive returns on low to moderate risk portfolio of investments. These investments, primarily bonds and mortgage loans, must be within regulatory constraints to qualify as permitted assets, and within the yield, risk and maturity limitations established by UC Life as necessary for meeting its objectives.

         The investment strategy continues to focus on maintaining the percentage of UC Life's invested assets committed to commercial and residential mortgages and to investment grade corporate bonds and mortgage-backed securities.

         The following table sets forth, at December 31, 1994, certain information regarding UC Life's invested assets:

                                                                        Amortized       Percent of
                                                                          Cost            Total
                                                                       -----------    -------------
                                                                          (dollars in thousands)
Fixed Maturity Securities (1)
       U.S. Government, government agencies & authorities . . . . .   $     10,720           .7%
       Foreign governments and other  . . . . . . . . . . . . . . .         18,858          1.2
       Corporate bonds  . . . . . . . . . . . . . . . . . . . . . .        279,377         18.0
       Mortgage-backed  . . . . . . . . . . . . . . . . . . . . . .        789,922         50.9
                                                                      ------------       ------
            Total . . . . . . . . . . . . . . . . . . . . . . . . .      1,098,877         70.8

Mortgage loans on real estate . . . . . . . . . . . . . . . . . . .        325,440         21.0
Short-term investments  . . . . . . . . . . . . . . . . . . . . . .         54,664          3.5
Investment in limited partnership . . . . . . . . . . . . . . . . .         26,672          1.7
Real estate - investment properties . . . . . . . . . . . . . . . .         20,313          1.3
Policy loans  . . . . . . . . . . . . . . . . . . . . . . . . . . .         20,243          1.3
Capitalized excess servicing income . . . . . . . . . . . . . . . .          5,034           .3
Common and preferred stocks . . . . . . . . . . . . . . . . . . . .            721           .1
                                                                      ------------       ------
            Total . . . . . . . . . . . . . . . . . . . . . . . . .   $  1,551,964        100.0%
- --------------------                                                  ============       ======

(1) Generally stated at amortized cost adjusted for permanent impairment in value. Total fair value of fixed maturities at December 31, 1994 was approximately $1.024 billion, representing net unrealized loss of $75.0 million.

         As reflected in the following table, the carrying value of UC Life's investments classified as investment grade at December 31, 1994 was $1.0 billion or 98.3% of the fixed maturity portfolio:

                                      Amortized          Fair        Carrying      Percent of
Investment Quality (1)                  Cost             Value         Value      Carrying Value
                                     -----------        -------      --------    --------------
                                                        (dollars in thousands)
Aaa . . . . . . . . . . . .       $     755,296     $    696,834     $    696,834      67.8%
Aa  . . . . . . . . . . . .              10,745           10,257           10,257       1.0
A . . . . . . . . . . . . .             179,857          171,387          171,292      16.7
Baa . . . . . . . . . . . .             134,838          128,422          131,680      12.8
                                  -------------     ------------     ------------    ------
Total Investment Grade  . .           1,080,736        1,006,900        1,010,063      98.3
Ba and below  . . . . . . .              18,141           16,991           17,185       1.7
                                  -------------     ------------     ------------    ------
Total Fixed Maturities  . .       $   1,098,877     $  1,023,891     $  1,027,248     100.0%
                                  =============     ============     ============    ======

(1) Fixed maturity investments are classified according to the ratings assigned by Moody's Investors Service, Inc. or, in the absence of such rating, by the National Association of Insurance Commissioners ("NAIC") whose ratings operate as follows: NAIC Class 1 was assumed equivalent to an A rating; NAIC Class 2, BBB/Baa; and NAIC Classes 3-6, BB/Ba and below.

         As a significant percentage of UC Life's investment portfolio is invested in fixed rate, fixed maturity investments, the fair value of these investments is sensitive to changes in market rates of interest. In a rising interest rate environment, the fair value of these investments would be expected to decrease in value. An unanticipated increase in policy surrenders or claims could impact UC Life's liquidity and require the sale of certain assets, such as bonds prior to their maturity at a loss.

         Fixed maturity investments. As of December 31, 1994, the amortized cost of UC Life's fixed maturity investments totaled $1.1 billion or approximately 70.8% of UC Life's invested assets. The amortized cost of fixed maturity investments at that date exceeded its fair value by approximately $75 million. During the first quarter of 1994, the Company implemented the provisions of Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. 115 ("SFAS 115"), which revised the method of accounting for certain of the Company's investments. Prior to adoption of SFAS 115, the Company reported its investments in bonds at amortized cost, adjusted for declines in value considered to be other than temporary. SFAS 115 requires the classification of securities in one of three categories:
"available-for-sale", "held-to-maturity" or "trading".   Securities classified
as held-to-maturity are carried at amortized cost, whereas securities classified as trading securities or available-for- sale are recorded at fair value. Effective with the adoption of SFAS 115, the Company determined the appropriate classification of its investments and, if necessary, adjusted the carrying value of such securities accordingly as if the unrealized gains or losses had been realized. The adjustment, net of applicable income taxes, for investments classified as available-for-sale is recorded in "Net unrealized loss on securities" and is included in stockholders' equity on the balance sheet and the adjustment for investments classified as trading is recorded in
"Investment income" in the statement of income.   In accordance with the
provisions of SFAS 115, prior year investments were not restated. UC Life may for business or regulatory reasons be required to sell certain of its investments prior to maturity, and in some cases these sales may be made at times when the fair value is less than carrying value, thereby resulting in a loss in the statements of income for financial and statutory reporting purposes.

         At December 31, 1994, 50.9% of UC Life's total invested assets were invested in mortgage-backed securities. These mortgage-backed securities consist principally of collateralized mortgage obligations and mortgage-backed pass-through securities. Mortgage-backed securities generally are collateralized by mortgages backed by GNMA, FNMA and FHLMC. Only GNMA mortgages are backed by the full faith and credit of the United States Government. Certain mortgage-backed securities are subject to significant prepayment risk. In periods of declining interest rates, mortgages may be repaid more rapidly than scheduled as individuals refinance higher-rate mortgages to take advantage of lower interest rates. As a result, holders of mortgage-backed securities may receive large prepayments on their investments that cannot be reinvested at an interest rate comparable to the rate on the prepaid mortgage. In addition to decreased investment yields, earnings could also be affected by capital gains or losses realized on these prepayments since the carrying value of securities purchased at a discount or premium may be
different than the amount received upon prepayment.   UC Life has reduced the
prepayment risk associated with mortgage-backed securities by investing in planned amortization class ("PAC") instruments. These instruments are designed to amortize in a predictable manner by shifting the primary risk of prepayment of the underlying collateral to other investors. PAC instruments represented approximately 57% of UC Life's investments in mortgage-backed securities at December 31, 1994.

         Mortgage loans on real estate.   At December 31, 1994, UC Life's
portfolio of loans was comprised of $159 million in first mortgage residential home equity loans and $155 million in first mortgage commercial real estate loans substantially all of which were originated by UC Lending. Since 1991, UC Life has limited its investment in commercial real estate mortgage loans but will from time to time consider refinancing commercial mortgage loans sold in commercial mortgage loan securitization transactions in 1990. The principal balance of loans sold in these transactions which are scheduled to mature in 1995 is $30.2 million. The mortgage loan portfolio of UC Life is serviced by UC Lending. UC Life has full credit recourse to UC Lending with respect to all residential mortgage loans acquired from UC Lending.

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

         Mortgage loans are carried at amortized cost less valuation adjustments for permanently impaired value where appropriate. Commercial mortgages range in size up to approximately $2 million with an average loan size of approximately $.6 million (excluding one loan of approximately $7.5 million to a related entity). At origination, substantially all of the mortgages were on existing leased properties rather than on properties in construction or on start-up properties. The origination of commercial mortgages was subject to underwriting procedures, including: (i) maximum loan to value ratio of 75% of the property's appraised value; (ii) conservative debt coverage requirements;
(iii) on-site inspections; (iv) third-party appraisals; and (v) personal guarantees of borrowers. For these reasons, the Company does not consider its commercial loans to be high risk. The weighted average interest rate on UC Life's commercial mortgage loan portfolio was 10.07% and 10.25% at December 31, 1994 and 1993, respectively.

         UC Life's commercial mortgage portfolio is diversified by property type, location and borrower. The following table provides information at December 31, 1994 regarding UC Life's commercial mortgage loans on real estate by property type, state and contractual maturity.

                                                                           AMOUNT          PERCENT OF TOTAL
                                                                           ------          ----------------
                                                                              (dollars in thousands)
         COMMERCIAL MORTGAGE LOANS BY PROPERTY TYPE:
           Retail   . . . . . . . . . . . . . . . . . . . . . . . . .   $    62,716             40.5%
           Office and Warehouse   . . . . . . . . . . . . . . . . . .        39,156             25.3
           Office   . . . . . . . . . . . . . . . . . . . . . . . . .        43,535             28.1
           Other  . . . . . . . . . . . . . . . . . . . . . . . . . .         9,384              6.1
                                                                        -----------            -----
             Total  . . . . . . . . . . . . . . . . . . . . . . . . .   $   154,791            100.0%
                                                                        ===========            =====

         COMMERCIAL MORTGAGE LOANS BY STATE:
           Florida  . . . . . . . . . . . . . . . . . . . . . . . . .   $    34,466             22.3%
           Georgia  . . . . . . . . . . . . . . . . . . . . . . . . .        25,502             16.5
           Colorado   . . . . . . . . . . . . . . . . . . . . . . . .        14,050              9.1
           Louisiana  . . . . . . . . . . . . . . . . . . . . . . . .        16,774             10.8
           Texas  . . . . . . . . . . . . . . . . . . . . . . . . . .        10,625              6.9
           Tennessee  . . . . . . . . . . . . . . . . . . . . . . . .         9,151              5.9
           All Others   . . . . . . . . . . . . . . . . . . . . . . .        44,223             28.5
                                                                        -----------            -----
             Total  . . . . . . . . . . . . . . . . . . . . . . . . .   $   154,791            100.0%
                                                                        ===========            =====

         COMMERCIAL MORTGAGE LOANS BY CONTRACTUAL MATURITY:
           1995   . . . . . . . . . . . . . . . . . . . . . . . . . .   $    16,457             10.6%
           1996   . . . . . . . . . . . . . . . . . . . . . . . . . .        27,284             17.6
           1997   . . . . . . . . . . . . . . . . . . . . . . . . . .        19,461             12.6
           1998   . . . . . . . . . . . . . . . . . . . . . . . . . .        19,055             12.3
           After 1998   . . . . . . . . . . . . . . . . . . . . . . .        72,534             46.9
                                                                        -----------            -----
             Total  . . . . . . . . . . . . . . . . . . . . . . . . .   $   154,791            100.0%
                                                                        ===========            =====


         At December 31, 1994, UC Life owned $19.2 million of commercial properties obtained through foreclosure. For substantially all commercial mortgages which UC Life has foreclosed, an independent appraisal was obtained and, if warranted, UC Life established a specific reserve based on its judgment as to the amount which may not be recoverable. As of December 31, 1994, the specific reserve amounted to $4.1 million.

         The Company also establishes a general reserve for all commercial mortgages where a specific reserve or write-down has not been established. As of December 31, 1994, the general reserve amounted to $4.8 million.

TITLE INSURANCE

         Overview. The Company's title insurance subsidiary, United General Title Insurance Company ("UG Title" or "UGTIC"), was formed in 1983 to compliment the Company's mortgage operations; however, underwriting of affiliated transactions represented less than 3% of UG Title's business in 1994. At December 31, 1994 UG Title was licensed in 28 states, was represented by approximately 880 independent general agents and had no direct operations. Key markets for UG Title are Colorado, Louisiana, Florida and California. During 1994 and 1993, title insurance premiums were $44.7 million and $24.4
million, respectively.    During 1994, UG Title experienced a net loss of $5.0
million compared to net income of $.8 million in 1993. Operations in 1994 suffered severely as the result of claims related to agency escrow shortages in several states and losses associated with a loan broker in California. In addition to the incurred losses, the profitability of UG Title in 1994 was negatively impacted by a $3.8 million increase in its reserve for policy losses. Management of the Company has announced that it is in the process of reviewing appropriate strategic alternatives for the future of the title insurance division.

         Principal Product. UG Title provides single premium products insuring the validity of residential first and second mortgage loans and indemnifying the policyholders against loss or damage from obtaining an invalid title to real property. UG Title focuses on underwriting title policies for resales and refinancings of properties which policies averaged $80,100 in 1994. Risks in excess of $350,000 are reinsured primarily with Fidelity National Title Insurance Company; however, UG Title remains contingently liable for reinsurance ceded. UG Title, unlike some other title insurers, operates exclusively through independent title agents.

         The following table sets forth the approximate dollars and percentages of gross title insurance premium revenue of UG Title by state for the periods indicated:

                                 Year Ended December 31, 1994           Year Ended December 31, 1993
                                 ----------------------------           ----------------------------
                                 Amount            % of Total           Amount            % of Total
                                 ------            ----------           ------            ----------
                                                       (dollars in thousands)

California                       $     12,378            27.6%          $     2,955             11.7%
Colorado                                7,981            17.8                 5,252             20.8
Florida                                 5,926            13.2                 3,412             13.5
Louisiana                               3,782             8.4                 3,891             15.4
Texas                                   2,888             6.4                 2,087              8.3
Tennessee                               2,602             5.8                 2,083              8.3
All others                              9,360            20.8                 5,543             22.0
                                 ------------           -----           -----------            -----
     Total                       $     44,917           100.0%          $    25,223            100.0%
                                 ============           =====           ===========            =====

No other state individually accounted for more than 5% of premium income during 1994 or 1993.

OTHER OPERATIONS

         The Company has developed an office park that includes its home office building, which has approximately 77,000 square feet. In addition to its home office building completed in 1981, the Company constructed a 200,000 square foot office building in the park in 1984 at a cost of $12.8 million. This
building was approximately 100% leased at December 31, 1994.   During 1990,
construction of a 100,000 square foot office building in the office park was completed by a partnership in which United Companies Realty and Development Co., Inc. ("UC Realty"), a wholly-owned subsidiary of the Company, is a general partner. The office building was 100% leased at December 31, 1994. During 1994, UC Realty began construction of a 60,000 square feet office building on property also located in the office park. The Company intends to use approximately 26,000 square feet and lease the remainder.

         The Company also engages in telecommunications business and property management with respect to its office park and a homeowners insurance agency, none of which are material to its operations.

DISCONTINUED OPERATIONS

         On May 7, 1993, the Company decided to divest its subsidiary Foster Mortgage Corporation ("FMC"). As a result of this decision, the operations of FMC have been classified as discontinued operations and, accordingly, the Consolidated Financial Statements of the Company and the related Notes
segregate continuing and discontinued operations.    In connection with the
decision to dispose of FMC, the Company recorded a $17.6 million after tax loss in its financial statements as of and for the quarter ended March 31, 1993, reflecting the operating loss of FMC for the quarter ended March 31, 1993 of $1.5 million, net of tax benefit and the estimated loss from disposal of FMC of $16.1 million, net of tax benefit. The Company has not reflected operating losses incurred by FMC subsequent to that date in the Company's financial statements.

         As of November 30, 1993, the servicing rights owned by FMC, which constituted substantially all of its assets, were sold. On December 21, 1993, the institutional lenders under FMC's primary credit facility (the "FMC Institutional Lenders") filed a petition in the U.S. bankruptcy court to cause the remaining affairs of FMC to be wound up under the supervision of the bankruptcy court. The FMC Institutional Lenders filed and the bankruptcy court has approved a plan of liquidation for FMC providing for the appointment of a trustee selected by the FMC Institutional Lenders, disposal of FMC's remaining assets, and distributions to FMC's creditors. The FMC Institutional Lenders allege that FMC has certain claims against the Company, including a claim with respect to the Company's alleged failure to remit all sums due FMC regarding federal income taxes estimated by the FMC Institutional Lenders to range from $2.1 million to $29 million. FMC and the Company executed, subject to the approval of the bankruptcy court, a settlement agreement relating to payments between FMC and the Company in connection with the federal income tax benefits resulting from FMC's losses and to certain prior intercompany payments between FMC and the Company. The settlement agreement included a release by FMC in favor of the Company of any and all claims relating to federal income taxes. The FMC Institutional Lenders opposed the proposed settlement agreement. At the conclusion of a hearing on the proposed settlement on August 18, 1994, the bankruptcy court approved the portion of the settlement providing for a net payment by the Company of $1.65 million to FMC in satisfaction of the federal income tax benefits resulting from FMC's losses and the release of any claims regarding federal income taxes. The Company had previously recorded substantially all of the impact of this portion of the settlement in its prior financial statements. The bankruptcy court declined to approve the other portion of the proposed settlement relating to payments received by the Company from FMC within twelve months of the bankruptcy filing. These matters may be pursued by the trustee under the plan of liquidation approved by the bankruptcy court. If the Company were required to refund such payments, the Company has estimated the potential additional loss to be $1.9 million, net of tax benefits. The decision of the bankruptcy court on the settlement is not final and was appealed by the FMC Institutional Lenders to the U.S. District Court which affirmed the bankruptcy court's decision. The FMC Institutional Lenders have appealed this decision to the U.S. Fifth Circuit Court of Appeals. Management of the Company does not believe that any additional amounts are owed by the Company to FMC and intends to vigorously contest any claims which may be brought against it for such amounts.

           The Company did not guarantee any debt of FMC and believes, based upon advice of its counsel, that it has no responsibility for the obligations of FMC under FMC's primary credit facility or (excluding potential consequences of the bankruptcy filing on certain prior intercompany transactions or potential additional payment for tax benefits as discussed above) for any other liabilities to FMC's lenders.

GOVERNMENT REGULATION AND LEGISLATION

         GENERAL

         The Company's mortgage and insurance businesses are subject to extensive regulation, supervision and licensing by federal and state authorities. Regulated matters include, without limitation, maximum interest rates and fees which may be charged by the Company, disclosures in connection with loan originations, credit reporting requirements, servicing requirements, insurance premium rates and coverage issues, federal and state taxation, and multiple qualification and licensing requirements for doing business in various jurisdictions. While the Company believes that it maintains all requisite licenses, permits and approvals and is in compliance in all material respects with applicable federal and state regulations, there can be no assurance that more restrictive laws or regulations will not be adopted which could make compliance in the future more difficult and/or more expensive. Legislative and regulatory proposals are frequently advanced which, if adopted, could adversely affect the Company's profitability or the manner in which the Company conducts its activities. In particular, legislation passed in early August, 1994 by the United States Congress and signed by the President in September, 1994 imposes disclosure requirements and prohibits prepayment penalty charges, among other requirements, on loans with a specified level of origination fees or a specified interest rate level. A significant percentage of the Company's loans could be subject to the restrictions of the proposed legislation when it becomes effective. The Company is currently reviewing this legislation in its final form to determine the impact of its provisions on the Company's business or results of operations.

         MORTGAGE

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

         The Truth-in-Lending Act and Regulation Z promulgated thereunder contain disclosure requirements designed to provide consumers with uniform, understandable information with respect to the terms and conditions of loans and credit transactions in order to give them the ability to compare credit terms. The Truth-in-Lending Act also allows consumers a three day right to cancel certain credit transactions including many loans of the type originated by the Company. Management of the Company believes that it is in substantial compliance in all material respects with the Truth-in-Lending Act. However, on March 21, 1994, the United States Court of Appeals for the 11th Circuit in, Rodash v. AIB Mortgage Company, 16F.3d 1142 (11th Cir. 1994), held in part, that a lender improperly disclosed the collection of the Florida state intangible tax from the borrower, thereby subjecting the loan to rescission under the Federal Truth-in-Lending Act (the "TILA") by the borrower for three years after it was made. Subsequent to the court's initial decision and prior to its refusal to reconsider its decision, the Florida legislature amended the language of the intangible tax to clarify the legislature's previous intention that the intangible tax be disclosed for purposes of the TILA in the manner that had been followed by most lenders in Florida, including the Company. Although the Florida legislature intended this legislation to apply retroactively, no final court decision has been rendered as to the effect of this legislation on loans originated prior to its effective date. This court decision may also apply to a similar intangible tax imposed by other states.
To its knowledge, as of March 3, 1995, no claims have been filed against the Company under this court decision (other than as a defense to foreclosure proceedings) and no notice of a breach of a representation has been received under the Company's loan sale agreements requesting it to repurchase, cure or substitute other loans for the loans sold. If the intent of the Florida Legislature is not upheld and if a substantial number of claims are filed by borrowers against the Company resulting in rescission or repurchase, the Company's financial statements and operations will be materially adversely affected. As the financial impact, if any, of this contingency cannot presently be reasonably estimated, the Company has made no accrual therefor.

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

         LIFE INSURANCE

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

         As part of their routine regulatory oversight process, state insurance departments conduct detailed examinations periodically (generally once every three years) of the books, records and accounts of insurance companies domiciled in their states. Such examinations are generally conducted in cooperation with the departments of two or three other states under guidelines promulgated by the National Association of Insurance Commissions ("NAIC"). UC Life's last examination occurred during 1994 for the three year period ended December 31, 1993. Final reports issued by the Louisiana Commissioner of Insurance did not raise any significant issues or adjustments.

         A substantial amount of the Company's annuity policies are marketed through financial institutions. In August, 1993 the United States Court of Appeals for the Fifth Circuit (the "Fifth Circuit") held that the United States Comptroller of the Currency's decision to permit national banks to sell annuities in towns with more than 5,000 inhabitants violated the National Bank
Act.   In June 1994, the United States Supreme Court (the "Supreme Court")
granted certiorari and in January, 1995 heard arguments in connection with this action. In a recent decision, the Supreme Court reversed the Fifth Circuit and concurred with the position taken by the United States Comptroller of the Currency.

         Regulation of Dividends and Other Payments from Insurance Subsidiaries. As a Louisiana domiciled insurance company, UC Life is subject to Louisiana requirements relating to dividends and restrictions on payments to affiliates. The Louisiana Insurance Code (the "Code") provides that no Louisiana stock insurance company shall declare and pay any dividends to its stockholders unless (i) its capital is fully paid in cash and is unimpaired and (ii) it has a surplus beyond its capital stock and the initial minimum surplus required and all other liabilities equal to 15% of its capital stock, provided that this restriction shall not apply to an insurance company when its paid-in capital and surplus exceed the minimum required by the Code by 100% or more.
Additional dividend restrictions are imposed by the Louisiana Insurance Holding Company System Regulatory Law (the "Insurance Holding Company Law"). Specifically, extraordinary dividends by insurance companies are subject to a prior approval requirement by the Louisiana Commissioner of Insurance (the "Louisiana Commissioner") and an insurance company's surplus as regards policyholders following any dividends or distributions to affiliates must be reasonable to the insurance company's outstanding liabilities and adequate to its financial needs. Effective October 31, 1993, an extraordinary dividend is defined as an amount in excess of the lesser of (a) 10% of surplus as of the preceding December 31, or (b) the net gain from operations for the preceding calendar year. The Insurance Holding Company Law also subjects all transactions between a Louisiana insurance company and its affiliates to certain fairness and reasonableness standards, and, furthermore, certain types of transactions with its affiliates are subject to prior notice to the Louisiana Insurance Commissioner who may disapprove the transaction if it is determined that such transaction does not meet certain fairness and reasonableness standards or if it may adversely affect the interests of policyholders. If insurance regulators determine that payment of a dividend or any other payment to an affiliate (such as a payment under a tax allocation agreement or for employee or other services or pursuant to a surplus debenture) would, because of the financial condition of the paying insurance company or otherwise, be hazardous to such insurance company's policyholders or creditors, the regulators may block payment of such dividend or such other payment to the affiliate that would otherwise be permitted without prior approval. Under the current statutory and regulatory scheme in Louisiana, UC Life has, as of December 31, 1994, the capacity to pay dividends of $8.2 million. UC Life did not pay any dividends to the Company during 1992, 1993, or 1994 in order to retain capital in UC Life.

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

         Statutory filings require classifications of investments and, for periods ended prior to January 1, 1992, required the establishment of a Mandatory Securities Valuation Reserve ("MSVR"), an account designed to stabilize a company's statutory surplus against fluctuations in the market value of stocks and bonds, according to regulations prescribed by the NAIC. In December 1991, the NAIC adopted changes to its rules for establishing and maintaining reserve accounts for assets of insurance companies in financial statements prepared under statutory accounting practices. These changes became effective as of January 1, 1992, for annual statements to be filed for the year ended December 31, 1992, and thereafter. Under the revised rules, the MSVR account was replaced by an Asset Valuation Reserve ("AVR") account which consists of two main components: a "default component" to provide for future credit-related losses on fixed income investments and an "equity component" to provide for losses on all types of equity investments, including real estate. The AVR at December 31, 1994 was $20.0 million. The changes also require the establishment of a new reserve called the Interest Maintenance Reserve ("IMR"), which is a reserve for fixed income realized capital gains and losses net of tax, related to changes in interest rates. The IMR is required to be amortized into statutory earnings on a basis reflecting the remaining period to maturity of the fixed income securities sold. The deferred realized gains and losses included in the IMR at December 31, 1994 was $3.3 million, net of taxes.

         Insurance Regulatory Information System. The NAIC has developed the Insurance Regulatory Information System ("IRIS") which involves calculation of ratios covering eleven (11) categories of financial data with defined "usual ranges" for each category. The ratios are designed to provide regulators "early warnings" as to when a given company might warrant special attention. UC Life had only one ratio outside the usual range in 1994.

         Risk-Based Capital Requirements. The NAIC has developed risk-based capital ("RBC") requirements for life insurance companies. The formula, which is set forth in instructions adopted by the NAIC, is designed to take into account asset risks, insurance risks, interest rate risks and other relevant risks with respect to the insurer's business. The NAIC has further provided for categorization of life insurance companies according to the extent to which they meet specified RBC thresholds, with increasing degrees of regulatory scrutiny or intervention provided for companies in categories of lesser RBC compliance. The following degrees or levels of regulatory action are triggered by certain events with respect to an insurer's RBC compliance as follows: (i) a "company action level event" (requiring the insurer to file and obtain approval of a comprehensive financial plan for the improvement of its RBC compliance); (ii) a "regulatory action level event" (resulting in, in addition to the requirement of a financial plan, regulatory actions including examination of the insurer's assets, liabilities and operations followed by an order specifying such corrective actions as are determined to be required);
(iii) an "authorized control level event" (resulting in, in addition to the regulatory actions specified above, such actions as are necessary to cause the insurer to be placed under regulatory control under the applicable rehabilitation and/or liquidation statutes if deemed to be in the best interests of policyholders, creditors and the public); and (iv) a "mandatory control level event" (resulting in, on a mandatory basis, such actions as are necessary to cause the insurer to be placed under regulatory control under the
applicable rehabilitation and/or liquidation statutes).   The Company believes
that UC Life is adequately capitalized under the RBC requirements and that the thresholds will not have any significant regulatory effect on UC Life. However, should UC Life's RBC position decline in the future, UC Life's continued ability to pay dividends and the degree of regulatory supervision or control to which it is subject may be affected. At December 31, 1994, UC
Life's risk-based capital ratio was approximately 228%.   Substantial
conformance to the NAIC model legislation is necessary for a state insurance department to meet the minimum standards for accreditation by the NAIC.

         Assessments Against Insurers. Guaranty laws exist in all states, the District of Columbia and Puerto Rico. Life insurers doing business in any of these regions can be assessed for policyholder losses incurred by insolvent life insurance companies. The amount and timing of any future assessment on the Company's insurance subsidiary under these laws cannot be reasonably estimated and are beyond the control of the Company and its insurance subsidiary. Regulatory actions against life insurers encountering financial difficulty have prompted the various state guaranty associations to assess life insurance companies for the deemed loss. A large part of the assessments paid by UC Life pursuant to these laws may be used as credits for a portion of premium taxes.

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

         Insurance Ratings. The ability of an insurance company to compete successfully depends in part on its financial strength, operating performance and claims-paying ability as rated by A.M. Best Company ("Best") and other rating agencies. UC Life is currently rated "A-" (Excellent) by Best. Best's 15 categories of ratings for insurance companies currently range from "A++" (Superior) to "F" (In Liquidation). According to Best, an "A" or "A-" rating is assigned to companies which, in Best's opinion, have achieved excellent overall performance when compared to the standards of the life insurance industry and generally have demonstrated a strong ability to meet their obligations to policyholders over a long period of time. In evaluating a company's statutory financial and operating performance, Best reviews the company's statutory profitability, leverage and liquidity, as well as the company's spread of risk, quality and appropriateness of its reinsurance program, quality and diversification of assets, the adequacy of its policy reserves and surplus, capital structure and the experience and competency of its management. Best ratings are based upon factors of concern to policyholders, agents and intermediaries and are not directed toward the protection of investors.

         In addition, Duff and Phelps, Inc., another nationally recognized rating agency, has rated UC Life's claim paying ability "A+". During 1994, Standard & Poor's Ratings Group, a division of McGraw-Hill, Inc., revised the formula used in assigning its qualified solvency ratings of insurance companies and, as a result, revised its rating assigned to UC Life from "BBBq" to "BBq". The Company believes that UC Life's ratings will enable it to continue to compete successfully. Ratings held by UC Life are important to maintaining public confidence in UC Life and its ability to market its annuity products. A lower rating could materially and adversely affect UC Life's ability to market its products. particularly the sale of annuities through financial institutions and could increase the surrender of its annuity policies. Both of these consequences could, depending upon the extent thereof, have a materially adverse effect on the Company's liquidity and, under certain circumstances, net income and the ability of the Company's mortgage operations to originate new loans.

         TITLE INSURANCE

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

         Pursuant to statutory accounting requirements of the various states in which UG Title is qualified, a portion of premiums earned is deferred as an unearned premium reserve for the protection of policyholders and qualified assets are maintained in an amount equal to statutory requirements. The level of unearned premium reserve required to be maintained at any time is determined on a quarterly basis by statutory formula based upon either the age and dollar amount of policy liabilities underwritten, or the age and dollar amount of statutory premiums written. As of December 31, 1994, the statutory unearned premium reserves required and reported for UG Title was $5.4 million.

         Net worth as calculated under statutory accounting principles determines the maximum insurable amount under any single title insurance policy. As of December 31, 1994, the statutory single policy maximum insurable amount for UG Title was $.7 million.

         As an insurance company, UG Title is subject to regulations that restrict its ability to pay dividends or make other distributions of cash or property to the Company. See discussion above in "Life Insurance."

COMPETITION

         As a marketer of credit and annuity products, the Company faces intense competition. Traditional competitors in the financial services business include other mortgage banking companies, commercial banks, credit unions, thrift institutions, credit card issuers and finance companies. Competitors in the annuity business include an increasing number of insurance companies which have recently begun to offer annuity products. Many of these competitors in the financial services and annuity business are substantially larger and have more capital and other resources than the Company. Competition can take many forms including convenience in obtaining a loan or annuity, customer service, marketing and distribution channels and interest or crediting rates. In addition, the current level of gains realized by the Company and its existing competitors on the sale of its and their non-conventional loans could attract additional competitors into this market with the possible effect of lowering gains on future loan sales as the result of increased loan origination competition.

ITEM 2.  PROPERTIES

         The Company's executive offices are located in its home office building in Baton Rouge, Louisiana. The Company occupies all of its home office building which has approximately 77,000 square feet of usable space. UC Life and the executive offices of UC Lending are located at the Company's home office building and adjacent investment property, both of which are owned by UC Life. At December 31, 1994, operations of UC Lending were conducted from 9 locations owned by the Company in 9 cities in 4 states and from 131 additional leased offices in 124 cities. The offices owned or leased by UC Lending range in size from approximately 600 square feet to 3,200 square feet; leases expire from 1995 to 1999, excluding renewal options. During 1994, aggregate annual rental expense for leased office space was approximately $2.8 million. Management believes that the properties are adequately maintained and insured, and satisfactorily meet the requirements of the business conducted therein.

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

         As discussed more fully in Item 1, "Business - Discontinued Operations", the remaining affairs of the Company's subsidiary, Foster Mortgage Corporation ("FMC"), a discontinued operation, are now being wound up under the supervision of a bankruptcy court. On December 21, 1993, the institutional lenders under FMC's primary credit facility (the "FMC Institutional Lenders") filed a petition in the U.S. bankruptcy court to cause the remaining affairs of FMC to be wound up under the supervision of the bankruptcy court. The FMC Institutional Lenders filed and the bankruptcy court has approved a plan of liquidation for FMC providing for the appointment of a trustee selected by the FMC Institutional Lenders, disposal of FMC's remaining assets and distributions to FMC's creditors. The FMC Institutional Lenders allege that FMC has certain claims against the Company, including a claim with respect to the Company's alleged failure to remit all sums due FMC regarding federal income taxes estimated by the FMC Institutional Lenders to range from $2.1 million to $29 million. FMC and the Company executed, subject to the approval of the bankruptcy court, a settlement agreement relating to payments between FMC and the Company in connection with the federal income tax benefits resulting from FMC's losses and to certain prior intercompany payments between FMC and the Company. The settlement agreement included a release by FMC in favor of the Company of any and all claims relating to federal income taxes. The FMC Institutional Lenders opposed the proposed settlement agreement. At the conclusion of a hearing on the proposed settlement on August 18, 1994, the bankruptcy court approved the portion of the settlement providing for a net payment by the Company of $1.65 million to FMC in satisfaction of the federal income tax benefits resulting from FMC's losses and the release of any claim regarding federal income taxes. The Company had previously recorded substantially all of the impact of this portion of the settlement in its prior financial statements. The bankruptcy court declined to approve the other portion of the proposed settlement relating to payments received by the Company from FMC within twelve months of the bankruptcy filing. These matters may be pursued by the trustee under the plan of liquidation approved by the bankruptcy court. If the Company were required to refund such payments, the Company has estimated the potential additional loss to be $1.9 million, net of tax benefits. The decision of the bankruptcy court on the settlement is not final and was appealed by the FMC Institutional Lenders to the U.S. District Court which affirmed the bankruptcy court's decision. The FMC Institutional Lenders have appealed the decision to the U.S. Fifth Circuit Court of Appeals. Management of the Company does not believe that any additional amounts are owed by the Company to FMC and intends to vigorously contest any claims which may be brought against it for such amounts.

         As also discussed more fully in Item 1, "Business - Government Regulation, Legislation and Ratings - Mortgage Operations", if the Florida legislation relating to the Rodash case is not applied retroactively and if a substantial number of claims are filed by borrowers against the Company under the interpretation of the Federal Truth-in-Lending Act made by the court in that case, resulting in rescission or repurchase of such borrowers' loans, the Company's financial statements and operations will be materially adversely affected. As the financial impact, if any, of this contingency cannot presently be reasonably estimated, the Company has made no accrual therefor.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

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

                                                  SALES PRICES
                                                  ------------                 CASH
                                             HIGH             LOW            DIVIDENDS
                                             ----             ---            ---------
1994
   First Quarter    . . . . . . . . . .    $ 43.641         $ 34.321         $  .0909
   Second Quarter   . . . . . . . . . .      38.185           28.639            .0909
   Third Quarter    . . . . . . . . . .      40.231           28.866            .0909
   Fourth Quarter (1)   . . . . . . . .      31.821           22.000            .0909
                                                                             --------
      Total   . . . . . . . . . . . . .                                      $  .3636
                                                                             ========

1993
   First Quarter    . . . . . . . . . .    $  8.524         $  7.501         $  .0682
   Second Quarter     . . . . . . . . .       8.355            7.501            .0682
   Third Quarter (2)  . . . . . . . . .      29.889            7.901            .0864
   Fourth Quarter   . . . . . . . . . .      37.049           25.116            .0864
                                                                             --------
      Total   . . . . . . . . . . . . .                                      $  .3092
                                                                             ========



____________________

(1) On October 26, 1994, the Company announced a 10% Common Stock dividend payable on January 10, 1995, to stockholders of record on December 22, 1994.

(2) On September 20, 1993, the Company announced a 100% Common Stock dividend payable on October 18, 1993, to stockholders of record on October 1, 1993.

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

         Under provisions of the Company's revolving credit facility with a group of commercial banks restricting the payment of dividends, approximately $16.6 million of retained earnings at December 31, 1994, was available for the payment of dividends by the Company. See Notes 6 and 10 of Notes to Consolidated Financial Statements.

                 Approximate Number of Equity Security Holders

                                                            Approximate Number of Shareholders
                 Title of Class                                     As of March 10, 1995
                 --------------                             ----------------------------------
               Common Stock, $2.00 par value                                3,104

         ITEM 6. SELECTED FINANCIAL DATA



         The selected financial data set forth below are derived from the Company's audited Consolidated Financial Statements.

                                                                Year Ended December 31, (1)
                                           ------------------------------------------------------------------
                                               1994         1993         1992            1991         1990
                                           ----------    ---------     ---------     -----------   ----------
                                                    (dollars in thousands, except per share data)
INCOME STATEMENT DATA:
Interest, charges and fees on loans . .    $  116,287    $  95,975     $  92,584     $    90,169   $   63,300
Loan sale gains . . . . . . . . . . . .        86,735       59,441        33,475          29,627       18,613
Investment income . . . . . . . . . . .        85,545       76,199        66,025          62,312       65,754
Net insurance premiums  . . . . . . . .        56,040       43,119        33,795          42,195       42,745
Loan servicing income . . . . . . . . .        15,173       10,077        10,611           9,492       10,592
                                           ----------    ---------     ---------     -----------   ----------
Total revenues  . . . . . . . . . . . .       359,780      284,811       236,490         233,795      201,004
Total expenses  . . . . . . . . . . . .       283,457      240,439       215,120         225,419      193,737
                                           ----------    ---------     ---------     -----------   ----------
 Income from continuing operations
   before income taxes  . . . . . . . .        76,323       44,372        21,370           8,376        7,267
Provision for income taxes  . . . . . .        26,789       15,212         7,865           3,363        2,620
                                           ----------    ---------     ---------     -----------   ----------
Income from continuing operations . . .        49,534       29,160        13,505           5,013        4,647
Income (loss) from discontinued
   operations . . . . . . . . . . . . .          -       (  17,585)    (   3,259)          6,463        3,660
                                           ----------    ---------     ---------     -----------   ----------
  Net income  . . . . . . . . . . . . .    $   49,534    $  11,575     $  10,246     $    11,476   $    8,307
                                           ==========    =========     =========     ===========   ==========

PER SHARE DATA (3):
Primary:
  Income from continuing operations . .    $     3.48    $    2.60     $    1.36     $       .51   $      .47
  Income (loss) from discontinued
   operations . . . . . . . . . . . . .           -          (1.59)         (.33)            .65          .37
                                           ----------    ---------     ---------     -----------   ----------
  Net income  . . . . . . . . . . . . .    $     3.48    $    1.01     $    1.03     $      1.16   $      .84
                                           ==========    =========     =========     ===========   ==========
Fully Diluted:
  Income from continuing operations . .    $     3.48    $    2.46     $    1.36     $       .51   $      .47
  Income (loss) from discontinued
          operations  . . . . . . . . .           -          (1.49)         (.33)            .65          .37
                                           ----------    ---------     ---------     -----------   ----------
  Net income    . . . . . . . . . . . .    $     3.48    $     .97     $    1.03     $      1.16   $      .84
                                           ==========    =========     =========     ===========   ==========
Weighted average shares outstanding
     Primary  . . . . . . . . . . . . .        14,245       11,104         9,917           9,983        9,832
     Fully diluted  . . . . . . . . . .        14,245       11,853         9,917           9,983        9,832


Cash dividends  . . . . . . . . . . . .    $    .3636    $   .3092     $   .2728     $     .2556   $    .2372
Stockholders' equity - year end (2) . .    $    11.34    $   11.45     $    9.70     $      8.94   $     8.08

                                                                      Year Ended December 31,
                                            --------------------------------------------------------------------------------
                                                1994            1993            1992              1991                1990
                                            ----------       ----------      ----------        -----------        ----------
                                                                        (dollars in thousands)
BALANCE SHEET DATA - YEAR END:
  Investment securities - net (2) . . .    $ 1,051,725     $   905,999     $   762,160       $   379,720         $   591,150
  Loans - net . . . . . . . . . . . . .        370,482         519,634         504,503           606,825             362,919
  Capitalized excess servicing income .        179,065         113,192          72,062            53,942              47,153
  Deferred policy acquisition costs . .         91,915          83,495          80,007            78,599              77,601
  Total assets  . . . . . . . . . . . .      1,982,603       1,817,544       1,629,387         1,493,706           1,364,610
  Annuity reserves  . . . . . . . . . .      1,425,973       1,294,983       1,147,555         1,014,649             875,346
  Notes payable . . . . . . . . . . . .        213,668         155,500         206,850           200,447             216,971
  Total liabilities . . . . . . . . . .      1,827,353       1,664,176       1,533,129         1,405,272           1,285,180
  Stockholders' equity (2)  . . . . . .        155,250         153,368          96,258            88,434              79,430

OTHER DATA:
  Mortgage
    Total loan originations . . . . . .    $   913,319     $   545,229     $   321,198       $   328,184         $   397,794
    Home equity loan originations . . .        908,821         539,868         301,234           253,613             224,783
    Average home equity loan size . . .             41              39              28                24                  23
    Home equity loans serviced -
      year end  . . . . . . . . . . . .      1,683,698       1,125,139         819,448           703,922             575,282
    Total loans serviced - year
      end . . . . . . . . . . . . . . .      2,032,405       1,568,781       1,367,822         1,344,388           1,175,038
    Average coupon on home equity
      loans originated  . . . . . . . .           11.7%           11.8%           13.4%              N/A                 N/A
    Loan origination fees as % of home
      equity loans  . . . . . . . . . .            6.0%            7.0%            7.9%              8.2%                7.9%
    Weighted average interest spread
      retained on home equity loans sold          4.49%           6.06%           4.56%             4.42%               4.01%

  Life Insurance
    Annuity sales . . . . . . . . . . .    $   249,737     $   207,682     $   187,050       $   175,796         $   102,391
    Net interest spread on
      annuities   . . . . . . . . . . .           2.73%           2.20%           1.84%             1.88%               2.18%
    Investment grade bonds as %
      of invested assets  . . . . . . .           69.6%           59.6%           54.3%             25.1%               45.5%

- -------------------------

(1) On May 7, 1993, the Company announced its decision to dispose of the net assets and operations of Foster Mortgage Corporation ("FMC"), a wholly-owned subsidiary of the Company. The operations of FMC have been reclassified as discontinued operations and the prior years' financial statements of the Company included herewith have been restated accordingly.

(2) During the first quarter of 1994, the Company implemented the provisions of FASB Statement of Financial Accounting Standards No. 115 ("SFAS 115"), which revised the method of accounting for certain of the Company's investments. Prior to adoption of SFAS 115, the Company reported its investments in fixed income investments at amortized cost, adjusted for declines in value considered to be other than temporary. SFAS 115 requires the classification of securities in one of three categories: "available-for-sale", "held-to-maturity" or "trading securities". Securities classified as held-to-maturity are carried at amortized cost, whereas securities classified as trading securities or available-for-sale are recorded at fair value.
         Effective with the adoption of SFAS 115, the Company determined the appropriate classification of its investments and, if necessary, adjusted the carrying value of such securities accordingly as if the unrealized gains or losses had been realized. The adjustment, net of applicable income taxes, for investments classified as available-for-sale is recorded in "Net unrealized loss on securities" and is included in Stockholders' equity. In accordance with the provisions of SFAS 115, prior year investments were not restated.

(3) All share and per share data have been adjusted to reflect stock dividends.

                   SELECTED INCOME STATEMENT DATA BY SEGMENT

                                                                  Year Ended December 31,
                                           -------------------------------------------------------------------
                                              1994         1993          1992          1991            1990
                                           ---------   -----------   -------------  ----------       ---------
                                                              (in thousands)

MORTGAGE
Interest, charges and fees on loans . .    $  68,658     $  44,797     $  35,003     $    36,174   $   33,029
Investment income . . . . . . . . . . .        2,762         1,054           696           1,137
Loan sale gains . . . . . . . . . . . .       86,289        59,220        29,679          15,571       14,636
Loan servicing income . . . . . . . . .       19,892        15,568        15,284          12,108       10,289
                                           ---------     ---------     ---------     -----------   ----------
Total revenues  . . . . . . . . . . . .      177,601       120,639        80,662          64,990       57,954
Total expenses  . . . . . . . . . . . .       96,446        74,344        56,661          60,592       54,406
                                           ---------     ---------     ---------     -----------   ----------
Income from continuing operations
   before income taxes                        81,155        46,295        24,001           4,398        3,548
                                           ---------     ---------     ---------     -----------   ----------


LIFE INSURANCE
Interest, charges and fees on loans .         43,647        45,561        51,396          51,585       32,399
Investment income . . . . . . . . . .         83,614        75,594        67,287          63,285       65,549
Net insurance premiums  . . . . . . .         11,373        18,684        22,860          36,269       39,820
Loan sale gains . . . . . . . . . . .                                      3,310                        3,977
Loan servicing income . . . . . . . .           (505)          340           673           1,645        2,625
                                           ---------     ---------     ---------     -----------   ----------
Total revenues  . . . . . . . . . . .        138,129       140,179       145,526         152,784      144,370
Total expenses  . . . . . . . . . . .        129,049       137,544       140,061         150,707      131,216
                                           ---------     ---------     ---------     -----------   ----------
Income from continuing
     operations before income taxes .          9,080         2,635         5,465           2,077       13,154
                                           ---------     ---------     ---------     -----------   ----------

TITLE INSURANCE
Investment income . . . . . . . . . .            879           671           477             483          404
Net insurance premiums  . . . . . . .         44,667        24,435        10,935           5,926        2,925
                                           ---------     ---------     ---------     -----------   ----------
Total revenues  . . . . . . . . . . .         45,546        25,106        11,412           6,409        3,329
Total expenses  . . . . . . . . . . .         53,297        23,795        10,657           5,849        2,899
                                           ---------     ---------     ---------     -----------   ----------
Income from continuing
    operations before income taxes  .         (7,751)        1,311           755             560          430
                                           ---------     ---------     ---------     -----------   ----------

CORPORATE, OTHER OPERATIONS AND
  ELIMINATIONS
Income from continuing operations
  before income taxes . . . . . . . .         (6,161)       (5,869)       (8,851)          1,341       (9,865)
                                           ---------     ---------     ---------     -----------   ----------

CONSOLIDATED
Income from continuing operations
  before income taxes . . . . . . . .         76,323        44,372        21,370           8,376        7,267
Provision for income taxes  . . . . .         26,789        15,212         7,865           3,363        2,620
                                           ---------     ---------     ---------     -----------   ----------
Income from continuing operations . .         49,534        29,160        13,505           5,013        4,647
Income (loss) from discontinued
  operations  . . . . . . . . . . . .             -        (17,585)       (3,259)          6,463        3,660
                                           ---------     ---------     ---------     -----------   ----------
Net income  . . . . . . . . . . . . .      $  49,534     $  11,575     $  10,246     $    11,476   $    8,307
                                           =========     =========     =========     ===========   ==========

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

         The table below sets forth income from continuing operations before income taxes for each of the Company's business segments and certain home equity loan data for the indicated periods:

                                                                Year Ended December 31,
                                                        ---------------------------------------
                                                         1994            1993              1992
                                                         ----            ----              ----
                                                                (dollars in thousands)
     Mortgage   . . . . . . . . . . . . . . . .       $   81,155      $  46,295      $   24,001
     Life insurance   . . . . . . . . . . . . .            9,080          2,635           5,465
     Title insurance  . . . . . . . . . . . . .           (7,751)         1,311             755
     Corporate, other operations and eliminations         (6,161)        (5,869)         (8,851)
                                                      ----------      ---------      ----------
       Total  . . . . . . . . . . . . . . . . .       $   76,323      $  44,372      $   21,370
                                                      ==========      =========      ==========

     Home equity loan originations  . . . . . .       $  908,821      $ 539,868      $  301,234
     Home equity loans sold   . . . . . . . . .          977,653        462,873         271,920
     Weighted average interest spread retained
        on home equity loans sold   . . . . . . . .         4.49%          6.06%           4.56%


     The following summary identifies the major factors which influenced the results of operations of the Company's primary operating divisions during the indicated periods.

MORTGAGE.

     The Company's mortgage operations primarily consist of the origination, sale and servicing of first mortgage, non- conventional, home equity loans. Fundamental to the profitability and funding of the Company's mortgage operations is the sale of these loans with servicing rights retained. The majority of the revenue of the mortgage segment is derived from gain recognized on the sale of loans and the recognition of net loan fees at the time of sale of the loans. Net loan fees on loans owned by the Company are recognized over the lives of the loans.

     Prior to 1991, the Company had either held the home equity loans it originated in its own portfolio or sold them to financial institutions. Since the fourth quarter of 1991, however, the secondary mortgage market's growing acceptance of mortgage-backed securities based on non-conventional home equity loans has allowed the Company to pool large numbers of loans for sale as mortgage-backed securities. In late 1991 and 1992, this was accomplished primarily through private placement transactions. In 1993, the Company began selling its loans in public securitization transactions through its own shelf registration statement and sold publicly $973 million and $451 million of home equity loans during 1994 and 1993, respectively.

     The Company's mortgage operations are interest rate sensitive and, therefore, fluctuations in and the level of interest rates can have a variety of effects on the Company's profitability. In particular, significant changes in interest rates may impact the volume of loan originations, and will influence the funding costs of such originations and the amount of gain recognized on loans sold in the secondary market. During periods of declining interest rates the mortgage operations will generally experience an increase in profitability as the interest spread should widen both on loans held by the Company as an investment and on loans sold in the secondary market.

     During 1993, the positive effect on income of the mortgage operations resulted primarily from a wider interest margin retained on loans sold and a lower cost of funding loan originations than experienced in 1992 or 1994. The weighted average interest spread on loans sold to third parties (the difference between the stated rate on the loan and the rate paid to purchasers, less recurring fees) increased from 4.56% in 1992 to 6.06% in 1993 and declined to 4.49% in 1994 due to a rising interest rate environment. The weighted average interest spread on loans sold is determined without regard to credit losses. Therefore, the spread is not impacted by projected or actual credit losses. The lower interest spread on loans sold during 1994 was somewhat offset by an increased volume of loans originated and sold. In 1994 $909 million of home equity loans were originated and $978 million were sold to third parties compared to $540 million originated and $463 million sold to third parties in 1993.

       Although historically a lower interest rate environment has not resulted in a significant increase in the level of prepayment of loans originated and serviced by the Company, a significant and sustained reduction in interest rates could cause prepayments to increase, and thereby result in a contraction of the amount of loans owned and serviced and an accelerated amortization of capitalized excess servicing income. Increased prepayments reduce the time period during which the Company receives excess servicing income and other servicing income with respect to prepaid loans. Increased amortization of capitalized excess servicing income is a current charge to earnings. Likewise, if delinquencies or liquidations were to occur sooner in the portfolio of loans sold by the Company and/or with greater frequency than was initially assumed, capitalized excess servicing income amortization would occur more quickly than originally anticipated, which would have an adverse effect on servicing income in the period of such adjustment. In contrast, an increase in the level of interest rates for an extended period of time could adversely affect the ability of the Company to originate loans, as well as the profitability of the loan origination program, by increasing the cost of funding and reducing the interest spread on loans retained and loans sold. If actual prepayments with respect to loans sold occur more slowly than estimated at the time of sale, total income would exceed previously estimated amounts; however, no adjustments would be made to capitalized excess servicing income on the Company's consolidated balance sheet as such income would be recognized prospectively. The Company began originating adjustable rate mortgage loans in 1993 and the effects of changes in interest rates discussed above should be less for such loans than with respect to fixed rate loans. (For further discussion of loan sale gains and capitalized excess servicing income see Note 1.2 to Notes to the Consolidated Financial Statements.)

LIFE INSURANCE.

     UC Life has focused its efforts on increased annuity sales by expanding its distribution network of financial institutions and independent general agents. In 1994, annuity sales were $250 million, the largest annual production since 1982. UC Life focused in 1994 on expanding the independent general agents share of its distribution network, which agents sold approximately 46% of the total dollar amount of annuities written in 1994 compared to 30% in 1993. As with the Company's mortgage operation, fluctuations in and the level of interest rates also impacts the operations of UC Life. The average spread on the annuity business was 1.84% in 1992 and increased to 2.20% and to 2.73% during 1993 and 1994, respectively. Measures taken by UC Life to improve this margin include the reduction in interest crediting rates on new and existing annuity contracts. Surrenders of annuity policies increased in 1994 compared to prior years due in part to these actions and to a rising interest rate environment and an increase in the number of annuity contracts which were beyond the surrender penalty period.

     UC  Life  has continued its  efforts to improve the quality and liquidity
of its investment  portfolio.    At December 31, 1994, the weighted average
rating of the publicly traded bond portfolio was "AA", the amortized cost of assets allocated to investments in investment grade fixed maturity securities was $291 million or 25.8% of the portfolio and in investment grade mortgage-backed securities was $790 million or 70.2% of the portfolio. At December 31, 1994 the amortized cost of UC Life's holdings of non-investment grade publicly traded bonds was $18.1 or 1.7% of the portfolio. UC Life's invested assets also include residential and commercial real estate mortgages originated and serviced by UC Lending; however, the percentage of assets invested in mortgage loans in recent years has been reduced primarily as the result of their disfavor with insurance regulatory authorities and rating agencies.

     The annuities sold by UC Life are monetary in nature and therefore sensitive to changes in the interest rate environment. Profitability of UC Life is directly affected by its ability to invest annuity premiums at yields above the interest crediting rates on the related policy liabilities. One of the primary financial objectives of UC Life is to effectively manage this interest spread over time in changing interest rate environments. This is accomplished in part by adjusting the interest crediting rate paid on its existing and new annuity policies. During periods of declining interest rates, the fair value of UC Life's investments, primarily fixed maturity investments, increases; however, yields earned on investments made during such periods decline. In contrast, during periods of rising interest rates the fair value of the investment portfolio declines and the risk of policy surrenders increases. An unanticipated increase in surrenders would impact the Company's liquidity, potentially requiring the sale of certain investments prior to their maturities, which may be at a loss.

     Reserves for annuity policies constitute the Company's primary liabilities. The duration of these liabilities is affected by a number of factors, including interest rates, surrender penalties, ratings, public confidence in the insurance industry generally and in UC Life specifically, governmental regulations and tax laws. Since insurance commissions incurred at the origination of annuity policies are generally deferred and recognized over the estimated life of the policies, any unexpected increase in surrenders of annuity contracts would require more rapid recognition of these expenses, thereby adversely impacting profitability.

TITLE INSURANCE.

     The Company's title insurance unit, UG Title, expanded its operations to two additional states in 1994, and, as of December 31, 1994, operated in 28 states. UG Title was originally formed in 1983 to complement the Company's mortgage operation; however, underwriting of affiliated transactions currently represents only 3% of UG Title's business. This unit operates exclusively through approximately 880 independent agents. Operations in 1994 for UG Title suffered severely as income before income taxes was reduced by approximately $6.5 million as the result of claims for agents escrow shortages in several states and losses associated with a loan broker in California. In addition to the incurred losses, the profitability of UG Title in 1994 was negatively impacted by a $3.8 million increase in its reserve for policy losses. Management of the Company has announced that it is in the process of reviewing appropriate strategic alternatives for the future of the title insurance division.

DISCONTINUED OPERATIONS.

     On May 7, 1993, the Company decided to divest its subsidiary Foster Mortgage Corporation ("FMC"). As a result of this decision, the operations of FMC have been classified as discontinued operations, and, accordingly, the Consolidated Financial Statements of the Company and the related Notes segregate continuing and discontinued operations. In connection with the decision to dispose of FMC, the Company recorded a $17.6 million after tax loss in its financial statements as of and for the quarter ended March 31, 1993, reflecting the operating loss of FMC for the quarter ended March 31, 1993 of $1.5 million, net of tax benefit and the estimated loss from disposal of FMC of $16.1 million, net of tax benefit. The Company has not reflected operating losses incurred by FMC subsequent to that date in the Company's financial statements.

     As of November 30, 1993, the servicing rights owned by FMC, which constituted substantially all of its assets, were sold. On December 21, 1993, the institutional lenders under FMC's primary credit facility (the "FMC Institutional Lenders") filed a petition in the U.S. bankruptcy court to cause the remaining affairs of FMC to be wound up under the supervision of the bankruptcy court. The FMC Institutional Lenders filed and the bankruptcy court has approved a plan of liquidation for FMC providing for the appointment of a trustee selected by the FMC Institutional Lenders, disposal of FMC's remaining assets, and distributions to FMC's creditors. The FMC Institutional Lenders allege that FMC has certain claims against the Company, including a claim with respect to the Company's alleged failure to remit all sums due FMC regarding federal income taxes estimated by the FMC Institutional Lenders to range from $2.1 million to $29 million. FMC and the Company executed, subject to the approval of the bankruptcy court, a settlement agreement relating to payments between FMC and the Company in connection with the federal income tax benefits resulting from FMC's losses and to certain prior intercompany payments between FMC and the Company. The settlement agreement included a release by FMC in favor of the Company of any and all claims relating to federal income taxes. The FMC Institutional Lenders opposed the proposed settlement agreement. At the conclusion of a hearing on the proposed settlement on August 18, 1994, the bankruptcy court approved the portion of the settlement providing for a net payment by the Company of $1.65 million to FMC in satisfaction of the federal income tax benefits resulting from FMC's losses and the release of any claims regarding federal income taxes. The Company had previously recorded substantially all of the impact of this portion of the settlement in its prior financial statements. The bankruptcy court declined to approve the other portion of the proposed settlement relating to payments received by the Company from FMC within twelve months of the bankruptcy filing. These matters may be pursued by the trustee under the plan of liquidation approved by the bankruptcy court. If the Company were required to refund such payments, the Company has estimated the potential additional loss to be $1.9 million, net of tax benefits. The decision of the bankruptcy court on the settlement is not final and was appealed by the FMC Institutional Lenders to the U.S. District Court which affirmed the bankruptcy court's decision. The FMC Institutional Lenders have appealed this decision to the U.S. Fifth Circuit Court of Appeals. Management of the Company does not believe that any additional amounts are owed by the Company to FMC and intends to vigorously contest any claims which may be brought against it for such amounts.

     The Company did not guarantee any debt of FMC and believes, based upon advice of its counsel, that it has no responsibility for the obligations of FMC under FMC's primary credit facility or (excluding potential consequences of the bankruptcy filing on certain prior intercompany transactions or potential additional payment for tax benefits as discussed above) for any other liabilities to FMC's lenders.

1994 COMPARED TO 1993

     Net income for 1994 was $49.5 million ($3.48 per share based on 14,245,325 weighted average shares outstanding) compared to net income of $11.6 million for 1993 ($.97 per share based on 11,852,764 weighted average shares outstanding). The increase in net income in 1994 resulted primarily from an increase in the gain on sale of loans and an improved interest margin earned on annuities offset by losses incurred by the Company's title insurance division. In addition, as previously discussed in Discontinued operations, net income for 1993 was reduced by a $17.6 million loss recognized in connection with the Company's decision to divest Foster Mortgage Corporation.

     The following table sets forth certain financial data for the periods indicated.

                                                                             Year Ended December 31,
                                                                         -------------------------------
                                                                          1994                     1993
                                                                         ------                    -----
                                                                                  (in thousands)
     Total revenues  . . . . . . . . . . . . . . . . . . . . . . .      $ 359,780              $ 284,811
     Total expenses  . . . . . . . . . . . . . . . . . . . . . . .        283,457                240,439
     Income from continuing operations before income
       taxes . . . . . . . . . . . . . . . . . . . . . . . . . . .         76,323                 44,372
     Income from continuing operations   . . . . . . . . . . . . .         49,534                 29,160



         Revenues. The following table sets forth information regarding the components of the Company's revenues for the year ended December 31, 1994 and 1993.


                                                                           Year Ended December 31,
                                                                     -------------------------------------
                                                                       1994                          1993
                                                                      ------                        ------
                                                                                      (in thousands)
     Interest, charges and fees on loans    . . . . . . . .      $      116,287             $      95,975
     Loan sale gains  . . . . . . . . . . . . . . . . . . .              86,735                    59,441
     Investment income  . . . . . . . . . . . . . . . . . .              85,545                    76,199
     Net insurance premiums    . . . . . . . . . . . . . . .             56,040                    43,119
     Loan servicing income     . . . . . . . . . . . . . . .             15,173                    10,077
                                                                 --------------             -------------
         Total  . . . . . . . . . . . . . . . . . . . . . .      $      359,780             $     284,811
                                                                 ==============             =============

         Interest, charges and fees on loans increased $20.3 million for 1994. This line item includes interest on mortgage loans owned by the mortgage and insurance divisions and loan origination fees earned by the mortgage division. Loan origination fees in excess of direct origination costs on each loan held by the Company are recognized over the life of the loan or earlier at the time of sale on a loan sold to third parties. During 1994 and 1993, the Company sold approximately $978 million and $463 million, respectively, in home equity loans and recognized approximately $32.5 million and $18.9 million, respectively, in net loan origination fees in connection with these sales. Other loan income includes primarily prepayment fees, late charges and insurance commissions.

                 The following table presents the composition of interest, charges and fees on loans for the periods indicated.

                                                                           Year Ended December 31,
                                                                    ----------------------------------
                                                                      1994                         1993
                                                                    --------                      ------
                                                                              (in thousands)
     Loan origination fees  . . . . . . . . . . . . . . . .      $     56,576                   $ 35,987
     Mortgage loan interest   . . . . . . . . . . . . . . . . .        47,996                     51,763
     Other loan income  . . . . . . . . . . . . . . . . . . . .        11,715                      8,225
                                                                 ------------                   --------
         Total  . . . . . . . . . . . . . . . . . . . . . . . .  $    116,287                   $ 95,975
                                                                 ============                   ========


        The Company estimates that nonaccrual loans reduced mortgage loan interest for 1994 and 1993 by approximately $10.3 million and $9.5 million, respectively. During 1994 the average amount of nonaccrual loans owned by the Company was $25.5 million compared to approximately $31.7 million during 1993. In addition, the average balance of loans serviced for third parties which were on a nonaccrual basis or in foreclosure was $55.6 million and $43.4 million during 1994 and 1993, respectively, representing 4.1% and 4.5%, respectively, of the average amount of loans serviced for third parties. The Company is generally obligated to advance interest on delinquent loans to the investor or holder of the mortgage-backed security, as the case may be, at the pass-through rate until satisfaction of the note, liquidation of the collateral or charge
off of the delinquent  loan.    At  December 31, 1994 the Company owned
approximately $7.8 million of commercial loans which were on an accrual status, but which the Company considers as potential problem loans, compared to $8.1 million at December 31, 1993. The Company evaluates each of these commercial loans to estimate its risk of loss in the investment and provides for such loss through a charge to earnings.

        Loan sale gains recognized by the Company's mortgage division increased $27.1 million during 1994 over 1993. Loan sale gains approximate the present value over the estimated lives of the loans of the excess of the contractual rates on the loans sold, over the sum of the pass through rate paid to the buyer, a normal servicing fee, a trustee fee, a surety bond fee, if any, in mortgage-backed securitization transactions, and an estimate of future credit losses. The increase in the amount of loan sale gains was due primarily to a $515 million increase in the amount of loans sold which offset a decrease in excess servicing income retained by the Company (i.e., the stated interest rate on the loan less the pass through rate and the normal servicing fee and other applicable recurring fees). Interest spread retained by the Company on loans sold includes the normal servicing fee. During 1994, guidelines were published by Standard & Poor's Ratings Group, a division of McGraw-Hill, Inc., defining a normal servicing fee as 50 basis points for servicing "B" and "C" quality home equity loans, such as those originated by the Company. As the result of this industry data, the servicing fee rate used by the Company in its 1994 third and fourth quarter loan securitization transactions was 50 basis points. This resulted in an increase in the amount of loan sale gain recognized on the home equity loans sold in the 1994 third and fourth quarters compared to previous securitization transactions which include a servicing fee rate of 75 basis points.

        The following table presents information regarding home equity loan sale transactions for the periods indicated.

                                                                                   Year Ended December 31,
                                                                                ---------------------------
                                                                                 1994                1993
                                                                                ------              -------
                                                                                 (dollars in thousands)
         Home equity loans sold . . . . . . . . . . . . . . . . . . . .       $ 977,653          $ 462,873
         Average coupon on home equity loans sold . . . . . . . . . . .           11.80%             12.00%
         Weighted interest spread retained on home equity loans sold  .            4.49%              6.06%
         Home equity loan sale gains  . . . . . . . . . . . . . . . . .       $  86,735          $  59,220


        In comparison to 1993, market interest rates were higher in 1994, and, as a result, the Company experienced a decrease in the weighted average interest spread retained on home equity loans sold from 6.06% in 1993 to 4.49% in 1994. Fluctuations in and the level of market interest rates will impact the interest spread retained by the Company on loans sold, and, potentially, the amount of its loan sale gains. An increase in the level of market interest rates will generally adversely affect the interest spread on loans sold, whereas such interest spread generally widens during a declining interest rate environment. Although actions have been taken by the Company during a rising interest rate environment to mitigate the impact on earnings of fluctuations in market rates, such as increasing the coupon rate charged on its loan products, the effect of such action will generally lag the impact of market rate fluctuations. The weighted average interest spread retained by the Company on loan sales during the fourth quarter of 1994 declined to 4.10% from 4.63% retained on loan sales during the first nine months of 1994. This decrease is primarily attributable to increases in the pass-through rates on mortgage backed securities sold under the Company sponsored shelf registration statement due to increases in market rates. Historically, the Company has not entered into commercial interest rate hedge transactions in connection with warehousing loans for future loan securitizations. The Company has used a prefunding feature in connection with recent loan securitization transactions. Such prefunding feature "locks in" the pass-through rate that the Company will pay to the investor on a predetermined amount of loans for future delivery. The Company is obligated for the difference between the earnings on such prefunded amount and the pass-through interest paid to the investor during the period from the date of the closing of the securitization transaction until the date of delivery of the loans. In connection with the home equity loan securitization transaction which closed in the fourth quarter of 1994, approximately $53 million was held in a prefunding account for purchase of the Company's home equity loans during the first quarter of 1995.

        Investment income totaled $85.5 million on average investments of approximately $1.1 billion for 1994 compared to investment income of $76.2 million on average investments of approximately $877 million during the same period of 1993. The impact on revenue of the increased asset base in 1994 was partially offset by lower weighted average investment yields than those obtained during 1993. Investment income for 1994 and 1993 includes investment gains of $.2 million and $.6 million, respectively. At December 31, 1994 the amortized cost of the fixed income portfolio totaled $1.1 billion and was comprised principally of $792 million in investment grade mortgage-backed
securities and $291 million in investment grade bonds.   At December 31, 1994,
the weighted average rating of the publicly traded bond portfolio according to nationally recognized statistical rating agencies was "AA". During 1994, the Company established a trading account for a portion of its investment portfolio invested in common stocks. At December 31, 1994 the carrying value of investments in the Company's trading account was $679,000 reflecting a $22,751 unrealized gain which is included in investment income for 1994.

        Net insurance premiums increased $12.9 million for 1994 compared with 1993. Net insurance premiums reflect revenues associated primarily with sales of title insurance policies underwritten by UG Title and credit insurance underwritten by UC Life. The increase in premium income is primarily the result of an increase of $20.2 million in title insurance premiums offset by a reduction in premiums earned on credit insurance products reflecting the impact of UC Life's decision to discontinue sales of credit insurance products.

        Loan servicing income increased $5.1 million for 1994 compared to 1993, reflecting the impact of an increased amount of home equity loans serviced for third parties offset by an increase in the amortization of capitalized excess servicing income. The reduced normal servicing fee rate from 75 to 50 basis points as discussed above has the impact of increasing current revenues (loan sale gains) while reducing future revenues (loan servicing income) with respect to the loan sale transactions occurring on and after the reduction. The following table reflects the components of loan servicing income for the periods indicated.


                                                                             Year Ended December 31,
                                                                            ------------------------
                                                                             1994              1993
                                                                            ------            ------
                                                                                 (in thousands)
    Servicing fees earned . . . . . . . . . . . . . . . . . . . .      $     55,428        $   31,621
    Amortization of capitalized excess servicing income . . . . .           (40,255)          (21,544)
                                                                       ------------        ----------
    Total   . . . . . . . . . . . . . . . . . . . . . . . . . . .      $     15,173        $   10,077
                                                                       ============        ==========


Expenses. The following table presents the components of the Company's expenses for the periods indicated.

                                                                             Year Ended December 31,
                                                                           ---------------------------
                                                                            1994                 1993
                                                                           ------               ------

                                                                                    (in thousands)
Interest on annuity policies  . . . . . . . . . . . . . . . . . .      $      73,065       $      76,086
Personnel . . . . . . . . . . . . . . . . . . . . . . . . . . . .             58,593              41,525
Insurance commissions . . . . . . . . . . . . . . . . . . . . . .             52,072              34,814
Insurance benefits  . . . . . . . . . . . . . . . . . . . . . . .             21,507              18,920
Loan loss provision . . . . . . . . . . . . . . . . . . . . . . .             13,457              17,343
Interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . .             14,563              10,158
Other operating . . . . . . . . . . . . . . . . . . . . . . . . .             50,200              41,593
                                                                       -------------       -------------
    Total . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $     283,457       $     240,439
                                                                       =============       =============

         Interest on annuity policies declined $3.0 million in 1994 when compared to 1993 as the result of a reduction in the average interest crediting rate on the Company's annuity policies offset by the impact of an increase in annuity reserves. Average annuity reserves were $1.4 billion during the 1994, an increase of approximately $117 million from 1993.

         Personnel expenses increased approximately $17.1 million primarily because of costs associated with the expansion of the Company's mortgage operations, loan production related incentives and an increase in the cost of the Company's employee benefit and incentive plans.

         Insurance commissions for 1994 increased by approximately $17.3 million over commissions for the same period of 1993 primarily as the result of commissions associated with the increase in title policies written.
Commissions paid on issuance of the Company's deferred annuity products are generally capitalized as deferred policy acquisition costs ("DPAC") and amortized over the estimated life of the policy. During 1994, the Company capitalized approximately $20.7 million in commissions paid on sales of annuities compared to $13.7 million during 1993. Amortization of commission expense on annuities capitalized in prior periods was $9.5 million during 1994, compared to $5.6 million during 1993.

         Insurance benefits for 1994 increased $2.6 million compared to 1993 primarily as the result of an increase in claims paid on title insurance policies and an increase in reserves for future claims on title insurance policies offset by a reduction in claims on credit insurance.

         The Company's loan loss provision was $13.5 million and $17.3 million for 1994 and 1993, respectively. The decrease in the provision resulted from a decrease in the provision for losses on home equity loans due to a reduction in the amount of loans owned by the Company, a decrease in the amount of property placed into foreclosure and a lower incidence of loss per property sold.

         Interest expense for 1994 increased approximately $4.4 million compared to 1993 primarily as the result of an increase in the weighted average interest rate charged on debt.

         Other operating expenses for 1994 increased approximately $8.6 million when compared to 1993. In addition to costs associated with the expansion of the Company's mortgage operations, other operating expenses in 1994 included a $.9 million charge by UG Title in connection with losses associated with a loan broker in California. Other operating expenses in 1993 included a $2.3 million accrual for the estimated cost of a legal settlement and $1.4 million in estimated losses in connection with termination of a third party administrative contract for credit insurance.

1993 COMPARED TO 1992

         Net income for 1993 was $11.6 million ($.97 per share based on 11,852,764 weighted average shares outstanding) compared to $10.2 million for 1992 ($1.03 per share based on 9,917,217 weighted average shares outstanding). Income from continuing operations was $29.2 million and $13.5 million, respectively, for 1993 and 1992. During 1993, as previously discussed, the Company decided to divest its subsidiary Foster Mortgage Corporation ("FMC") and in connection therewith recognized a loss from discontinued operations of $17.6 million compared to a loss of $3.3 million incurred by FMC in 1992.

         Operations in 1993 were positively affected by an increase in the interest spread retained on loans sold and an increase in the interest margin earned on annuities offset by a $2.3 million settlement of litigation and $1.4 million estimated loss in connection with the third party administration of credit life business.

         The following table sets forth certain financial data for the periods indicated.

                                                                      Year Ended December 31,
                                                                 ------------------------------
                                                                  1993                    1992
                                                                 ---------            ---------
                                                                         (in thousands)

        Total revenues  . . . . . . . . . . . . . . . . . .      $ 284,811          $ 236,490
        Total expenses  . . . . . . . . . . . . . . . . . .        240,439            215,120
        Income from continuing operations
           before income taxes  . . . . . . . . . . . . . .         44,372             21,370
        Income from continuing operations   . . . . . . . .         29,160             13,505

         Revenues. The following table sets forth information regarding the components of the Company's revenues for the year ended December 31, 1993 and 1992.

                                                                      Year Ended December 31,
                                                                   ----------------------------
                                                                     1993               1992
                                                                   ---------          ---------
                                                                          (in thousands)

           Interest, charges and fees on loans  . . . . . . .    $  95,975          $  92,584
           Investment income  . . . . . . . . . . . . . . . .       76,199             66,025
           Loan sale gains  . . . . . . . . . . . . . . . . .       59,441             33,475
           Net insurance premiums . . . . . . . . . . . . . .       43,119             33,795
           Loan servicing income  . . . . . . . . . . . . . .       10,077             10,611
                                                                 ---------          ---------
              Total . . . . . . . . . . . . . . . . . . . . .    $ 284,811          $ 236,490
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

         The following table presents the composition of interest, charges and fees on loans.

                                                                    Year Ended December 31,
                                                                 ----------------------------
                                                                  1993                 1992
                                                                 ---------           --------
                                                                        (in thousands)

        Mortgage loan interest  . . . . . . . . . . . . . . .    $  51,763          $  57,467
        Loan origination fees   . . . . . . . . . . . . . . .       35,987             26,340
        Other loan income   . . . . . . . . . . . . . . . . .        8,225              8,777
                                                                 ---------          ---------
           Total    . . . . . . . . . . . . . . . . . . . . .    $  95,975          $  92,584
                                                                 =========          =========

         The Company estimates that nonaccrual loans reduced mortgage loan interest for 1993 and 1992 by approximately $9.5 million and $8.1 million, respectively. During 1993 the average amount of nonaccrual loans owned by the Company was $31.7 million compared to approximately $31.6 million during 1992. In addition, the average balance of loans serviced for third parties which were on a nonaccrual basis or in foreclosure was $43.4 million and $32.2 million during 1993 and 1992, respectively, representing 4.5% and 3.9%, respectively, of the average amount of loans serviced for third parties. The Company is generally obligated to advance interest on delinquent loans to the investor or holder of the mortgage-backed security, as the case may be, at the pass-through rate until satisfaction of the note, liquidation of the collateral or charge off of the delinquent loan. At December 31, 1993, the Company owned approximately $8.1 million of commercial loans which were on an accrual status, but which the Company considers as potential problem loans, compared to $13.8 million at December 31, 1992. The Company evaluates each of these commercial loans to estimate its risk of loss in the investment and provides for such loss through a charge to earnings.

         Investment income totaled $76.2 million on average investments of approximately $877 million for 1993 compared to investment income of $66.0 million on average investments of approximately $690 million during 1992. In addition to the impact on revenue of the increased asset base, investment income during 1993 was increased as the result of a reduction in the amount of funds invested in short term maturities when compared to 1992. Investment income for 1993 and 1992 includes gains on the sale of investments of $.6 million and $3.1 million, respectively. At December 31, 1993, the fixed income portfolio totaled $906 million and was comprised principally of $598 million in investment grade mortgage-backed securities and $238 million in investment grade corporate bonds. At December 31, 1993, the weighted average rating of the publicly traded bond portfolio according to nationally recognized statistical rating agencies was "AA".

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

         The following table presents information regarding home equity loan sale transactions by the Company's mortgage subsidiary for the periods indicated.

                                                                   Year Ended December 31,
                                                                 ----------------------------
                                                                  1993               1992
                                                                 ---------          ---------
                                                                     (dollars in thousands)

           Home equity loans sold . . . . . . . . . . . . . .     $ 462,873        $ 271,920
           Average coupon on home equity loans sold . . . . .         12.00%           13.69%
           Weighted average interest spread retained  . . . .
             on home equity loans sold  . . . . . . . . . . .          6.06%            4.56%
           Home equity loan sale gains  . . . . . . . . . . .     $  59,220        $  29,679

           Historically, the Company has originated and sold portfolios of home equity loans on a whole loan basis (or participations therein) to institutional investors or government-sponsored mortgage agencies or conduits and, during 1992, with the participation of one of these investors, securitized and publicly sold home equity loan pass-through certificates. In 1993, the Company began selling its loans in public securitization transactions through its own shelf registration statement. As a primary consequence of this process and a lower interest rate environment, the Company realized an increase in the interest spread retained on home equity loans sold from 4.56% in 1992 to 6.06% in 1993.

           Net insurance premiums increased $9.3 million during 1993 compared to 1992. The increase in premium income was primarily the result of an increase of $13.5 million in title insurance premiums offset by a reduction in premiums earned on credit insurance products.

           Loan servicing income declined in 1993 compared to 1992 as the result of higher amortization of capitalized excess servicing income partially offset by an increase in the amount of home equity loans serviced. The following table reflects the components of loan servicing income for the periods indicated.


                                                                     Year Ended December 31,
                                                                 ----------------------------
                                                                  1993               1992
                                                                 ---------          ---------
                                                                         (in thousands)
           Servicing fees earned  . . . . . . . . . . . . . .    $ 31,621           $ 23,021
           Amortization of capitalized excess
             servicing income . . . . . . . . . . . . . . . .     (21,544)           (12,410)
                                                                 --------           --------
                Total . . . . . . . . . . . . . . . . . . . .    $ 10,077           $ 10,611
                                                                 ========           ========

           Expenses. The following table presents the components of the Company's expenses for the periods indicated.

                                                                   Year Ended December 31,
                                                                -----------------------------
                                                                  1993               1992
                                                                ----------         ----------
                                                                      (in thousands)

           Interest on annuity policies . . . . . . . . . . .   $  76,086          $  77,268
           Personnel  . . . . . . . . . . . . . . . . . . . .      41,525             35,250
           Insurance commissions  . . . . . . . . . . . . . .      34,814             24,056
           Insurance benefits . . . . . . . . . . . . . . . .      18,920             21,159
           Loan loss provision  . . . . . . . . . . . . . . .      17,343             10,027
           Interest . . . . . . . . . . . . . . . . . . . . .      10,158             12,082
           Other operating  . . . . . . . . . . . . . . . . .      41,593             35,278
                                                                ---------          ---------
              Total   . . . . . . . . . . . . . . . . . . . .   $ 240,439          $ 215,120
                                                                =========          =========

           Interest on annuity policies declined $1.2 million during 1993 compared to 1992. Due to the sustained lower interest rate environment, the average interest crediting rate on these annuity policies was reduced which offset the impact of an increase in average annuity reserves of approximately $156 million during 1993 compared to 1992. In addition, by comparison with 1992, the rate of annuity surrenders declined during 1993 notwithstanding reductions in renewal crediting rates on these policies.

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

FINANCIAL INFORMATION ON BUSINESS SEGMENTS

           The following tables reflect income from continuing operations before income taxes for each of the Company's business segments for the years ended December 31, 1994, 1993 and 1992.

                                                                   Year Ended December 31, 1994
                                               -------------------------------------------------------------------
                                                                                           Corporate,
                                                            Life           Title        Other Operations
                                               Mortgage    Insurance    Insurance        & Eliminations      Total
                                               --------    ---------    ---------       ----------------     -----

                                                                          (in thousands)
Revenues:
   Interest, charges and fees on loans  .    $  68,658    $  43,647                      $   3,982       $  116,287
   Loan sale gains  . . . . . . . . . . .       86,289                                         446           86,735
   Investment income  . . . . . . . . . .        2,762       83,614       $    879          (1,710)          85,545
   Net insurance premiums   . . . . . . .                    11,373         44,667                           56,040
   Loan servicing income  . . . . . . . .       19,892         (505)                        (4,214)          15,173
                                             ---------    ---------       --------       ---------       ----------
      Total   . . . . . . . . . . . . . .      177,601      138,129         45,546          (1,496)         359,780
                                             ---------    ---------       --------       ---------       ----------

Expenses:
   Interest on annuity policies   . . . .                    73,065                                          73,065
   Personnel  . . . . . . . . . . . . . .       46,356        4,959          1,213           6,065           58,593
   Insurance commissions  . . . . . . . .                    13,710         37,808             554           52,072

   Insurance benefits   . . . . . . . . .                    12,654          8,853                           21,507
   Loan loss provision  . . . . . . . . .        8,398        5,059                                          13,457
   Interest   . . . . . . . . . . . . . .        6,496        1,979                          6,088           14,563
   Other operating  . . . . . . . . . . .       35,196       17,623          5,423          (8,042)          50,200
                                             ---------    ---------       --------       ---------       ----------
      Total   . . . . . . . . . . . . . .       96,446      129,049         53,297           4,665          283,457
                                             ---------    ---------       --------       ---------       ----------
Income (loss) from continuing operations
     before income taxes  . . . . . . . .    $  81,155    $   9,080       $ (7,751)      $  (6,161)      $   76,323
                                             =========    =========       ========       =========       ==========


                                                                     Year Ended December 31, 1994
                                                 -------------------------------------------------------------------
                                                                                             Corporate,
                                                              Life           Title        Other Operations
                                                 Mortgage    Insurance    Insurance        & Eliminations      Total
                                                 --------    ---------    ---------       ----------------     -----

                                                                        (in thousands)
Revenues:
   Interest, charges and fees on loans  .     $  44,797    $ 45,561                        $  5,617          $  95,975
   Investment income  . . . . . . . . . .         1,054      75,594        $    671          (1,120)            76,199
   Loan sale gains  . . . . . . . . . . .        59,220                                         221             59,441
   Net insurance premiums   . . . . . . .                    18,684          24,435                             43,119
   Loan servicing income  . . . . . . . .        15,568         340                          (5,831)            10,077
                                              ---------    --------        --------        --------          ---------
      Total . . . . . . . . . . . . . . .       120,639     140,179          25,106          (1,113)           284,811
                                              ---------    --------        --------        --------          ---------

Expenses:
   Interest on annuity policies   . . . .                    76,086                                             76,086
   Personnel  . . . . . . . . . . . . . .        31,987       3,878             741           4,919             41,525
   Insurance commissions  . . . . . . . .                    13,185          20,893             736             34,814
   Insurance benefits   . . . . . . . . .                    18,200             720                             18,920
   Loan loss provision  . . . . . . . . .        12,349       4,994                                             17,343
   Interest   . . . . . . . . . . . . . .         4,315         628                           5,215             10,158
   Other operating  . . . . . . . . . . .        25,693      20,573           1,441          (6,114)            41,593
                                              ---------    --------        --------        --------          ---------
      Total   . . . . . . . . . . . . . .        74,344     137,544          23,795           4,756            240,439
                                              ---------    --------        --------        --------          ---------
Income (loss) from continuing operations
     before income taxes  . . . . . . . .     $  46,295    $  2,635        $  1,311        $ (5,869)         $  44,372
                                              =========    ========        ========        ========          =========


                                                                    Year Ended December 31, 1994
                                                -------------------------------------------------------------------
                                                                                            Corporate,
                                                             Life           Title        Other Operations
                                                Mortgage    Insurance    Insurance        & Eliminations      Total
                                                --------    ---------    ---------       ----------------     -----
Revenues:
   Interest, charges and fees on loans        $ 35,003    $    51,396                      $   6,185        $  92,584
   Investment income  . . . . . . . .              696         67,287      $      477         (2,435)          66,025
   Net insurance premiums   . . . . .                          22,860          10,935                          33,795
   Loan sale gains  . . . . . . . . .           29,679          3,310                            486           33,475
   Loan servicing income  . . . . . .           15,284            673                         (5,346)          10,611
                                              --------    -----------                      ---------        ---------
      Total . . . . . . . . . . . . .           80,662        145,526          11,412         (1,110)         236,490
                                              --------    -----------      ----------      ---------        ---------

Expenses:
   Interest on annuity policies   . .                          77,268                                          77,268
   Personnel  . . . . . . . . . . . .           26,441          3,372             548          4,889           35,250
   Insurance commissions  . . . . . .                          14,328           8,773            955           24,056
   Insurance benefits   . . . . . . .                          20,843             316                          21,159
   Loan loss provision  . . . . . . .            5,152          4,875                                          10,027
   Interest   . . . . . . . . . . . .            3,995          1,197                          6,890           12,082
   Other operating  . . . . . . . . .           21,073         18,178           1,020         (4,993)          35,278
                                              --------    -----------      ----------      ---------        ---------
      Total   . . . . . . . . . . . .           56,661        140,061          10,657          7,741          215,120
                                              --------    -----------      ----------      ---------        ---------

Income (loss) from continuing operations
     before income taxes  . . . . . .         $ 24,001    $     5,465      $      755      $  (8,851)       $  21,370
                                              ========    ===========      ==========      =========        =========

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

         Loans. Substantially all of the loans owned by the Company were originated by UC Lending through its branch (i.e., retail) network or wholesale loan programs. The Company's loan portfolio at December 31, 1994 was comprised primarily of $204 million in home equity loans and $155 million in commercial loans. In connection with its origination of home equity loans, the Company relies on thorough underwriting and credit review procedures by UC Lending, a mortgage on the borrower's residence and, in some cases, other security, and, in its retail origination program, contact with borrowers through its branch office system to manage credit risk on its loans. In addition to servicing the loans owned by the Company, UC Lending serviced approximately $1.7 billion in loans for third parties at December 31, 1994, $1.5 billion of which are home equity loans. Substantially all of the home equity loans serviced for third parties were publicly sold as mortgage backed securities ("pass-through certificates"). The purchasers of the pass-through certificates receive a credit enhanced security which is generally achieved in part by subordinating the excess interest spread retained by the Company to the payment of scheduled principal and interest on the certificates. Such subordination relates to credit losses which may occur after the sale of the loans and continues until the earlier of the payment in full of the loans or termination of the agreement pursuant to which the loans were sold. If cumulative payment defaults exceed the amount subordinated, a third party insurer is obligated to pay any further losses experienced by the owners of the pass-through certificates.

         The Company is also obligated to cure, repurchase or replace loans which may be determined after the sale to violate representations and warranties relating to them and which are made by the Company at the time of the sale. The Company regularly evaluates the quality of the loan portfolio and estimates its risk of loss based upon historical loss experience, prevailing economic conditions, estimated collateral value and such other factors which, in management's judgment, are relevant in estimating the credit
risk in owned and/or serviced loans.   Estimated losses on the owned portfolio
are provided for by an increase in the allowance for loan losses through a charge to current operating income. At December 31, 1994, the Company's allowance for loan losses was $16.5 million. For loans sold, the Company reduces the amount of gain recognized on the sale by the estimated amount of credit losses, and records such amount on its balance sheet in the allowance for loss on loans serviced. At December 31, 1994, the allowance for loss on loans serviced was $26.8 million. The maximum recourse associated with sales of home equity loans according to terms of the loan sale agreements totaled approximately $275 million, of which amount approximately $264 million relates
to the subordinated cash and excess interest spread.   Should credit losses on
loans sold materially exceed the Company's estimates for such losses, such consequence will have a material adverse impact on the Company's operations.

         At December 31, 1994, the contractual balance of loans serviced by UC Lending was approximately $2.0 billion comprised of approximately $360 million serviced for the Company and approximately $1.7 billion serviced for investors. The portfolio is geographically diversified. Although the Company services loans in 45 states, at December 31, 1994 a substantial portion of the loans serviced were originated in Florida (14.3%), Ohio (11.6%) and Louisiana (10.1%), respectively, and no other state accounted for more than 8.0% of the serviced portfolio. Included in the serviced portfolio are commercial loans originated by the Company, a substantial portion of which were originated in Florida (27.8%) and Georgia (17.0%) and no other state accounted for more than 8.5% of the commercial loans serviced. The risk inherent in such concentrations is dependent not only upon regional and general economic stability which affects property values, but also the financial well-being and creditworthiness of the borrower.

         The following table provides a summary of loans owned and/or serviced by UC Lending which are past due 30 days or more, foreclosed properties and loans charged off as of the dates indicated.

                                                                 Foreclosed Properties
                                                                 ---------------------
                      Contractual  Delinquencies     % of        Owned    Serviced for                   % of
                        Balance     Contractual  Contractual     by the   Third Party    Net Loans     Average
Year Ended             of Loans       Balance       Balance     Company    Investors     Charged Off     Loans
- ----------          ------------------------------------------------------------------------------------------
                                         (dollars in thousands)

December 31, 1994
- -----------------
Home equity . . .    $  1,683,698     $  129,203    7.67%    $    8,791    $    11,837     $   11,694    0.84%
Commercial  . . .         274,413          5,377    1.96%        22,131          8,784          5,658    1.83%
Conventional  . .          74,294          2,672    3.60%            35                           100    0.16%
                     ------------     ----------             ----------    -----------     ----------
     Total  . . .    $  2,032,405     $  137,252    6.80%    $   30,957    $    20,621     $   17,452
                     ============     ==========             ==========    ===========     ==========

December 31, 1993
- -----------------
Home equity . . .    $  1,125,139     $   92,974    8.26%    $   17,014    $     8,355     $    8,548    0.88%
Commercial  . . .         345,365         19,292    5.59%        20,871          9,275          3,579    0.95%
Conventional  . .          98,277          3,747    3.81%           148                            77    0.09%
                     ------------     ----------             ----------    -----------     ----------
     Total  . . .    $  1,568,781     $  116,013    7.40%    $   38,033    $    17,630     $   12,204
                     ============     ==========             ==========    ===========     ==========

December 31, 1992
- -----------------
Home equity . . .    $    819,448     $   71,762    8.76%    $   13,092    $     7,244     $    4,498    0.59%
Commercial  . . .         404,857         29,954    7.40%        20,976          7,338          4,805    1.14%
Conventional  . .         143,517          2,997    2.08%           291                            86    0.05%
                     ------------     ----------             ----------    -----------     ----------
     Total  . . .    $  1,367,822     $  104,713    7.66%    $   34,359    $    14,582     $    9,389
                     ============     ==========             ==========    ===========     ==========


         Management continues to focus on reducing the level of non-earning assets owned and/or serviced by focusing on expediting the foreclosure process. As the result of being aggressive in liquidating foreclosed property, the Company's charge-offs in 1994 increased compared to prior years. The balance of foreclosed home equity loans owned and/or serviced in 1994 totaled $20.6 million at December 31, 1994 compared to $25.4 million at December 31, 1993.

         The above delinquency and loan loss experience represents the Company's recent experience. However, the delinquency, foreclosure and net loss percentages may be affected by the increase in the size and relative lack of seasoning of the portfolio. In addition, the Company can neither quantify the impact of property value declines, if any, on the home equity loans nor predict whether to what extent or how long such declines may exist. In a period of such declines, the rates of delinquencies, foreclosures and losses on the home equity loans could be higher than those theretofore experienced in the mortgage lending industry in general. Adverse economic conditions (which may or may not affect real property values) may affect the timely payment by borrowers of scheduled payments of principal and interest on the home equity loans and, accordingly, the actual rates of delinquencies, foreclosures and losses. As a result, the information in the above tables should not be considered as a basis for assessing the likelihood, amount or severity of delinquencies or losses in the future on home equity loans and no assurance can be given that the delinquency and loss experience presented in the tables will be indicative of such experience on home equity loans.

         A summary analysis of the changes in the Company's allowance for loan losses and the allowance for loss on loans serviced is shown in Note 3.3 of the Notes to the Consolidated Financial Statements.

         Recent legal developments related to mortgage loans. On March 21, 1994, the United States Court of Appeals for the Eleventh Circuit held, in part, that a lender improperly disclosed the collection of the Florida state intangible tax from the borrower, thereby subjecting the loan to rescission under the Federal Truth-in-Lending Act

(the "TILA") by the borrower for three years after it was made. Subsequent to the court's initial decision and prior to its refusal to reconsider its decision, the Florida Legislature amended the language of the intangible tax to clarify the Legislature's previous intention that the intangible tax be disclosed for purposes of the TILA in the manner that had been followed by most lenders in Florida, including the Company. Although the Florida Legislature intended this legislation to apply retroactively, no final court decision has been rendered as to the effect of this legislation on loans originated prior to its effective date. This court decision may also apply to a similar intangible tax imposed by other states. To its knowledge, as of March 3, 1995, no claims have been filed against the Company under this court decision (other than as a defense in foreclosure proceedings) and no notice of a breach of a representation has been received under the Company's loan sale agreements requesting it to repurchase, cure or substitute other loans for the loans sold. If the intent of the Florida Legislature is not upheld and if a substantial number of claims are filed by borrowers against the Company resulting in rescission or repurchase, the Company's financial statements and operations will be materially adversely affected. As the financial impact, if any, of this contingency cannot presently be reasonably estimated, the Company has made no accrual therefor.

         Investment securities. Investment purchases are made with the intention of holding fixed income securities until maturity. Prior to January 1, 1994 securities were generally carried at cost adjusted for discount accretion and premium amortization. At December 31, 1994, the amortized cost of the Company's bond portfolio was $1.1 billion consisting primarily of $792 million in mortgage-backed securities and $269 million in corporate bonds. In connection with the adoption of SFAS 115 (see Note 1.5 of the Notes to the Consolidated Financial Statements), bonds with an amortized cost of approximately $1.0 billion or 91.8% of the Company's portfolio of investment securities were classified in an available-for-sale category and the carrying value adjusted to fair value by means of an adjustment to stockholders' equity. The remainder of the portfolio consists primarily of private placements made either directly or through an investment partnership and are classified as held-to-maturity and valued at cost. At December 31, 1994, the Company owned $.7 million in equity securities classified as trading securities. The net unrealized loss in the bond portfolio (amortized cost over fair value) at December 31, 1994 was $74.4 million compared to an unrealized gain of $31.5 million at December 31, 1993.

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

         The Company's primary debt facility has been a revolving credit facility (the "Bank Facility") dated as of October 11, 1988. On November 2, 1994 the Company publicly sold $125 million of its senior unsecured notes.
The net proceeds from the sale of the senior notes were used to repay a portion of the principal amount of the indebtedness outstanding under the Bank Facility. The senior notes bear interest at the rate of 9.35% per annum, provide for interest payable semi-annually, mature on November 1, 1999 and are not redeemable prior to maturity. The senior notes rank on a parity with other
unsecured and unsubordinated indebtedness of the Company.   An amendment to the
Bank Facility became effective upon the consummation of the sale of the senior notes which (i) extended the maturity of the Bank Facility from December 31, 1995 to December 31, 1996, (ii) released liens on the stock of the Company's subsidiaries and other collateral, (iii) reduced the amount available under the Bank Facility from $200 million to $113.6 million and (iv) permitted the non-insurance subsidiaries of the Company to have one or more warehouse lines of credit with an aggregate amount outstanding of up to $300 million.

         In addition, at December 31, 1994, UC Lending had available a secured warehouse facility provided by the investment bank that acted as sole underwriter of the Company's fourth quarter public loan securitization transaction. The warehouse facility was directly related to the public securitization and initially provided funding for up to $200 million of eligible home equity loans for such securitization and matured on February 10, 1995 with the closing of the last delivery of loans for the securitization.

         The following discussion reflects the primary sources of liquidity and capital for each of the Company's primary operating divisions.

         Mortgage. The principal cash requirements of the Company's mortgage operations arise from loan originations, repayments of inter-company debt borrowed by the Company under the Bank Facility and the 9.35% senior notes due November 1, 1999, payments of operating and interest expenses, deposits to reserve accounts and income taxes related to loan sale transactions. Loan originations have historically been funded principally through the Bank Facility and short-term bank facilities pending loan sales to UC Life and in the secondary market.

         Substantially all of the loans originated or acquired by UC Lending are sold. Net cash used by operating activities of the Company in 1994 and 1993, respectively, reflects approximately $948 million and $596 million, respectively, in cash used for loan originations and acquisitions. The primary source of funding for loan originations is derived from the reinvestment of proceeds from the ultimate sale of loans in the secondary market which totaled approximately $978 million and $463 million in 1994 and 1993, respectively. In connection with the loan sale transactions in the secondary market, third-party surety bonds and cash deposits by the Company as credit enhancements were provided. The loan sale transactions required the subordination of certain cash flows payable to UC Lending and its subsidiaries to the payment of principal and interest due to certificate holders. In connection with these transactions, UC Lending was required, in some instances, to fund an initial deposit, and thereafter, in each transaction, a portion of the amounts receivable by UC Lending and its subsidiaries from the excess interest spread is required to be placed and maintained in a reserve account to the extent of the subordination requirements. The subordination requirements generally provide that the excess interest spread is payable to a reserve account until a specified level of cash, which is less than the maximum subordination amount, is accumulated therein. The capitalized excess servicing income of the Company is subject to being utilized first to replenish cash paid from the reserve account to fund shortfalls in collections from borrowers who default on the payment of principal or interest on the loans underlying the pass-through certificates issued until the total of the Company's deposits into the reserve account equal the maximum subordination amount. In connection with the issuance and sale of approximately $1.5 billion of pass- through certificates through December 31, 1994, the subordination amounts aggregate approximately $225 million. After the Company's deposits into the reserve account equal the maximum subordination amount for a transaction, the subordination of the related excess interest spread (including the guarantee fee payable therefrom) for these purposes is terminated. The excess interest spread required to be deposited and maintained in the respective reserve accounts will not be available to support the cash flow requirements of the Company until such amount exceeds the maximum subordinated amount (other than amounts, if any, in excess of the specified levels required to be maintained in the reserve accounts, which may be distributed periodically to the Company). At December 31, 1994, the amounts on deposit in such reserve accounts totaled $82.0 million.

         Life insurance. The principal cash requirement of UC Life consists of contractual obligations to policyholders, principally through policy claims and surrenders. The primary sources of funding these obligations, in addition to cash flow from investments, are the sale of annuities. Net cash flow from annuity operations is used to build an investment portfolio, which in turn produces future cash flows from investment income and provides a secondary source of liquidity for this division. Net cash provided by operating activities of the insurance division in 1994 and 1993 was approximately $64 million and $78 million, respectively, resulting primarily from cash earnings on investments. The Company monitors available cash and cash equivalents to maintain adequate balances for current payments while maximizing cash available for longer term investment activities. The Company's financing activities during 1994 and 1993 reflect approximately $250 million and $208 million, respectively, in cash received primarily from sales by UC Life of its annuity products. As reflected in the net cash used by investing activities during the same periods, investment purchases were approximately $300 million and $293 million, respectively, reflecting the investment of these funds and the reinvestment of proceeds from maturities of investments. Cash used by financing activities during these twelve month periods also reflects payments of $192 million and $136 million primarily on annuity products resulting from policyholder surrenders and claims. The increase in annuity surrenders during 1994 was expected, due in part to an increase in the amount of annuity policies which were beyond the surrender penalty period and to a planned widening of the interest margin on the Company's annuity products by reducing annuity crediting rates in a rising interest rate environment. The interest margin on the Company's annuity liabilities during 1994 was 2.73% compared to 2.20% during 1993. UC Life's investments at December 31, 1994, included approximately $325 million in residential and commercial mortgage loans, and the amortized cost of its bond portfolio included $309 million in corporate and government bonds and private debt placements and $790 million in mortgage-backed securities.

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

         As a Louisiana domiciled insurance company, UC Life is subject to certain regulatory restrictions on the payment of dividends. UC Life had the capacity at December 31, 1994 to pay dividends of $8.2 million. UC Life did not pay any dividends to the Company during 1992, 1993 or 1994 in order to retain capital in UC Life.

         Title insurance. Liquidity requirements for the Company's title insurance business are generally met from funds provided by the sale of title insurance policies and cash flow from its investment portfolio. UG Title's investments at December 31, 1994 included approximately $1.1 million in residential mortgage loans, $6.9 million in U.S. government and agency securities and $.7 million in temporary investments, primarily certificates of deposit. During 1994, an increase in policy claims required the sale of certain of UG Title's investments and resulted in a $1.6 million reduction in total investments compared to year-end 1993. The principal liability of UG Title is the loss reserve established for title policy claims.

ACCOUNTING STANDARDS

         In May 1993 and in October 1994, the FASB issued Statements of Financial Accounting Standards Nos. 114 and 118 ("SFAS 114" and "SFAS 118") which address the accounting by creditors for impairment of loans and specify how allowances for credit losses related to certain loans should be determined. The statements also address the accounting by creditors for all loans that are restructured in a troubled debt restructuring involving modification of terms of a receivable. SFAS 114 and SFAS 118 are effective for financial statements for fiscal years beginning after December 15, 1994. Management believes that the adoption of these statements will not have a material effect on the financial statements of the Company.

RATINGS

         The Company. During 1994, the Company sold publicly $125 million of its unsecured and unsubordinated 9.35% senior notes due November 1, 1999. Duff and Phelps, Inc. ("D&P") rated the issue BBB, Standard and Poor's Ratings Group, a division of McGraw-Hill, Inc. ("S&P"), rated the notes BBB- and Moody's Investor Services, Inc. ("Moody's") rated the notes Ba2, respectively. D&P previously assigned a rating of BBB to the Bank Facility.

         Life insurance subsidiary.   In June, 1994, A.M. Best Company ("Best")
reaffirmed its "A-" (Excellent) rating of UC Life. Best's ratings depend in part on its analysis of an insurance company's financial strength, operating performance and claims paying ability. In addition, UC Life's claims paying ability has been rated "A+" by Duff & Phelps, Inc. Recently, Standard & Poor's Ratings Group, a division of McGraw-Hill, Inc., revised the formula used in assigning its qualified solvency ratings of insurance companies and, as a result, revised its rating assigned to UC Life from "BBBq" to "BBq." The Company believes that UC Life's ratings will enable it to continue to compete successfully.

         Title insurance subsidiary. In August, 1994 D&P revised its claims paying rating of UG Title from "A" to "A-" and in February, 1995 further
lowered its rating to BBB-.   Operations of UG Title in 1994 have been
negatively impacted by losses associated with a loan broker in California and claims for escrow shortages under title policies in several states.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.



INDEPENDENT AUDITORS' REPORT

To the Stockholders of
 United Companies Financial Corporation:

We have audited the accompanying consolidated balance sheets of United Companies Financial Corporation and its subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1994. Our audits also included the financial statement schedules listed in the Index at Item 14. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of United Companies Financial Corporation and its subsidiaries at December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 1.5 of the Notes to the Consolidated Financial Statements, in 1994 the Company changed its method of accounting for investments to conform with Statement of Financial Accounting Standards No. 115.


DELOITTE & TOUCHE LLP

Baton Rouge, Louisiana
February 28, 1995

            UNITED COMPANIES FINANCIAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                                                   December 31,
                                                                    ------------------------------------------
                                                                           1994                       1993
                                                                    ---------------            ---------------
Assets                                                                            (in thousands)
- ------
Cash and cash equivalents . . . . . . . . . . . . . . . . . . .      $      57,056             $     45,530
Temporary investments - reserve accounts  . . . . . . . . . . .             81,980                   27,672
Investment securities - net
   Trading  . . . . . . . . . . . . . . . . . . . . . . . . . .                679                        -
   Available-for-sale   . . . . . . . . . . . . . . . . . . . .            960,100                        -
   Held-to-maturity   . . . . . . . . . . . . . . . . . . . . .             64,274                  879,301
   Other  . . . . . . . . . . . . . . . . . . . . . . . . . . .             26,672                   26,698
Loans - net . . . . . . . . . . . . . . . . . . . . . . . . . .            370,482                  519,634
Capitalized excess servicing income . . . . . . . . . . . . . .            179,065                  113,192
Deferred policy acquisition costs . . . . . . . . . . . . . . .             91,915                   83,495
Accrued interest receivable . . . . . . . . . . . . . . . . . .             37,304                   30,266
Property - net  . . . . . . . . . . . . . . . . . . . . . . . .             30,702                   28,988
Deferred income tax benefit . . . . . . . . . . . . . . . . . .              8,319                      -
Other assets  . . . . . . . . . . . . . . . . . . . . . . . . .             74,055                   62,768
                                                                     -------------             ------------
             Total assets   . . . . . . . . . . . . . . . . . .      $   1,982,603             $  1,817,544
                                                                     =============             ============

Liabilities and Stockholders' Equity
- ------------------------------------

Annuity reserves  . . . . . . . . . . . . . . . . . . . . . . .      $   1,425,973             $  1,294,983
Notes payable . . . . . . . . . . . . . . . . . . . . . . . . .            213,668                  155,500
Insurance reserves  . . . . . . . . . . . . . . . . . . . . . .            128,245                  135,600
Allowance for loss on loans serviced  . . . . . . . . . . . . .             26,822                   12,938
Deferred income taxes payable . . . . . . . . . . . . . . . . .                  -                    5,468
Other liabilities . . . . . . . . . . . . . . . . . . . . . . .             32,645                   59,687
                                                                     -------------             ------------
        Total liabilities   . . . . . . . . . . . . . . . . . .          1,827,353                1,664,176
                                                                     -------------             ------------

Stockholders' equity:
   Common stock, $2 par value;
          Authorized - 100,000,000 shares;
          Issued - 14,270,577 and 12,684,858 shares . . . . . .             28,541                   25,370
   Additional paid-in capital   . . . . . . . . . . . . . . . .            122,670                   76,312
   Net unrealized loss on securities  . . . . . . . . . . . . .            (46,858)                      -
   Retained earnings  . . . . . . . . . . . . . . . . . . . . .             62,025                   59,988
   Treasury stock and ESOP debt   . . . . . . . . . . . . . . .            (11,128)                  (8,302)
                                                                     -------------             ------------
        Total stockholders' equity  . . . . . . . . . . . . . .            155,250                  153,368
                                                                     -------------             ------------
             Total liabilities and stockholders' equity   . . .      $   1,982,603             $  1,817,544
                                                                     =============             ============

                See notes to consolidated financial statements.

            UNITED COMPANIES FINANCIAL CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                                                                                 Year Ended December 31,
                                                                   -------------------------------------------
                                                                        1994            1993           1992
                                                                   ------------    ------------     ----------
                                                                      (in thousands, except per share data)

Revenues:
   Interest, charges and fees on loans  . . . . . . . . . . .      $    116,287    $     95,975     $   92,584
   Loan sale gains  . . . . . . . . . . . . . . . . . . . . .            86,735          59,441         33,475
   Investment income  . . . . . . . . . . . . . . . . . . . .            85,545          76,199         66,025
   Net insurance premiums   . . . . . . . . . . . . . . . . .            56,040          43,119         33,795
   Loan servicing income  . . . . . . . . . . . . . . . . . .            15,173          10,077         10,611
                                                                   ------------    ------------     ----------
     Total  . . . . . . . . . . . . . . . . . . . . . . . . .           359,780         284,811        236,490
                                                                   ------------    ------------     ----------
Expenses:
   Interest on annuity policies   . . . . . . . . . . . . . .            73,065          76,086         77,268
   Personnel  . . . . . . . . . . . . . . . . . . . . . . . .            58,593          41,525         35,250
   Insurance commissions  . . . . . . . . . . . . . . . . . .            52,072          34,814         24,056
   Insurance benefits   . . . . . . . . . . . . . . . . . . .            21,507          18,920         21,159
   Loan loss provision  . . . . . . . . . . . . . . . . . . .            13,457          17,343         10,027
   Interest   . . . . . . . . . . . . . . . . . . . . . . . .            14,563          10,158         12,082
   Other operating  . . . . . . . . . . . . . . . . . . . . .            50,200          41,593         35,278
                                                                   ------------    ------------     ----------
      Total   . . . . . . . . . . . . . . . . . . . . . . . .           283,457         240,439        215,120
                                                                   ------------    ------------     ----------

Income from continuing operations before
   income taxes   . . . . . . . . . . . . . . . . . . . . . .            76,323          44,372         21,370

Provision for income taxes  . . . . . . . . . . . . . . . . .            26,789          15,212          7,865
                                                                   ------------    ------------     ----------

Income from continuing operations . . . . . . . . . . . . . .            49,534          29,160         13,505

Loss from discontinued operations:
   Loss from operations net of applicable tax benefit
     of $782 and $1,627   . . . . . . . . . . . . . . . . . .                 -          (1,519)        (3,259)
   Loss on disposal net of applicable tax benefit of $8,326                   -         (16,066)             -
                                                                   ------------    ------------     ----------
      Total   . . . . . . . . . . . . . . . . . . . . . . . .                 -         (17,585)        (3,259)
                                                                   ------------    ------------     ----------


Net income  . . . . . . . . . . . . . . . . . . . . . . . . .      $     49,534    $     11,575     $   10,246
                                                                   ============    ============     ==========

Per share data:
  Primary:
    Income from continuing operations . . . . . . . . . . . .      $       3.48    $       2.60     $     1.36
    Loss from discontinued operations . . . . . . . . . . . .                 -           (1.59)          (.33)
                                                                   ------------    ------------     ----------
    Net income  . . . . . . . . . . . . . . . . . . . . . . .      $       3.48    $       1.01     $     1.03
                                                                   ============    ============     ==========
  Fully diluted:
    Income from continuing operations . . . . . . . . . . . .      $       3.48    $       2.46     $     1.36
    Loss from discontinued operations . . . . . . . . . . . .                 -           (1.49)          (.33)
                                                                   ------------    ------------     ----------
    Net income  . . . . . . . . . . . . . . . . . . . . . . .      $       3.48    $        .97     $     1.03
                                                                   ============    ============     ==========


Weighted average shares outstanding
     Primary  . . . . . . . . . . . . . . . . . . . . . . . .            14,245          11,104          9,917
     Fully diluted  . . . . . . . . . . . . . . . . . . . . .            14,245          11,853          9,917

                See notes to consolidated financial statements.

            UNITED COMPANIES FINANCIAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 Year Ended December 31,
                                                                           -----------------------------------
                                                                               1994        1993        1992
                                                                           -----------  ----------  -----------
                                                                                         (in thousands)
Cash flows from continuing operating activities:
   Income from continuing operations  . . . . . . . . . . . . . . . . .    $   49,534   $   29,160  $    13,505
   Adjustments to reconcile income from continuing operations to net cash provided (used) by continuing operating activities:
        Increase in deferred policy acquisition costs . . . . . . . . .        (8,420)      (3,488)      (1,409)
        Increase in accrued interest receivable . . . . . . . . . . . .        (7,038)      (3,397)      (4,097)
        Decrease (increase) in other assets . . . . . . . . . . . . . .        (9,783)         232        2,301
        Decrease in insurance reserves  . . . . . . . . . . . . . . . .        (7,355)      (7,924)     (10,803)
        Increase (decrease) in other liabilities  . . . . . . . . . . .        (4,976)      18,748         (441)
        Loan sale gains . . . . . . . . . . . . . . . . . . . . . . . .       (86,735)     (59,441)     (33,475)
        Amortization of capitalized excess servicing income . . . . . .        40,255       21,544       12,410
        Investment gains  . . . . . . . . . . . . . . . . . . . . . . .          (219)        (595)      (3,110)
        Interest on annuity policies  . . . . . . . . . . . . . . . . .        73,065       76,086       77,268
        Loan loss provision . . . . . . . . . . . . . . . . . . . . . .        13,457       17,343       10,027
        Amortization and depreciation . . . . . . . . . . . . . . . . .         3,428        3,653        4,226
        Deferred income taxes . . . . . . . . . . . . . . . . . . . . .        11,444       (3,527)      (3,902)
        Proceeds from sales and principal collections of loans
          held for sale . . . . . . . . . . . . . . . . . . . . . . . .       991,013      474,249      310,499
        Originations and purchases of loans held for sale . . . . . . .      (947,725)    (595,893)    (344,584)
        Net cash flows from trading investment securities . . . . . . .          (687)        -            -
                                                                           ----------   ----------  -----------
          Net cash provided (used) by continuing operating activities .       109,258      (33,250)      28,415
                                                                           ----------   ----------  -----------

Cash flows from discontinued operating activities . . . . . . . . . . .          -            (612)         210
                                                                           ----------   ----------  -----------

Cash flows from investing activities:
   Proceeds from sales of loans held for investment   . . . . . . . . .          -             594       53,096
   Principal collected on loans held for investment   . . . . . . . . .        95,697       96,620       80,702
   Originations and acquisition of loans held for investment  . . . . .        (8,798)      (4,560)      (1,192)
   Increase in reserve accounts   . . . . . . . . . . . . . . . . . . .       (54,308)     (20,045)      (7,627)
   Proceeds from sales of investment securities   . . . . . . . . . . .         9,459       25,475      147,122
   Proceeds from maturities or calls of investment securities   . . . .        77,019      117,767      106,041
   Purchases of held-to-maturity securities   . . . . . . . . . . . . .        (3,015)    (285,605)    (632,943)
   Purchases of available-for-sale securities   . . . . . . . . . . . .      (300,384)        -            -
   Capital expenditures   . . . . . . . . . . . . . . . . . . . . . . .        (4,761)        (941)      (1,033)
                                                                           ----------   ----------  -----------
          Net cash used by investing activities . . . . . . . . . . . .      (189,091)     (70,695)    (255,834)
                                                                           ----------   ----------  -----------

Cash flows from financing activities:
   Payments on mortgage loan  . . . . . . . . . . . . . . . . . . . . .          -         (15,750)      (4,697)
   Proceeds from senior debt and mortgage loan  . . . . . . . . . . . .       125,192         -            -
   Increase (decrease) in revolving credit debt   . . . . . . . . . . .       (82,837)     (35,000)      15,000
   Increase (decrease) in repurchase agreement  . . . . . . . . . . . .       (30,000)      30,000         -
   Increase (decrease) in debt with maturities of three months or less         14,250         (600)      (3,900)
   Deposits received from annuities   . . . . . . . . . . . . . . . . .       249,737      207,682      187,050
   Payments on annuities  . . . . . . . . . . . . . . . . . . . . . . .      (191,811)    (136,340)    (131,412)
   Cash dividends paid  . . . . . . . . . . . . . . . . . . . . . . . .        (5,050)      (3,624)      (2,705)
   Increase in managed cash overdraft   . . . . . . . . . . . . . . . .         9,225         -            -
   Proceeds from issuance of stock  . . . . . . . . . . . . . . . . . .         4,545       48,714         -
   Increase in unearned ESOP compensation   . . . . . . . . . . . . . .        (2,434)        -            -
   Proceeds from exercise of stock options and warrants   . . . . . . .           542          298           60
                                                                           ----------   ----------  -----------
          Net cash provided by financing activities . . . . . . . . . .        91,359       95,380       59,396
                                                                           ----------   ----------  -----------
Increase (decrease) in cash and cash equivalents  . . . . . . . . . . .        11,526       (9,177)    (167,813)
Cash and cash equivalents at beginning of year  . . . . . . . . . . . .        45,530       54,707      222,520
                                                                           ----------   ----------  -----------
Cash and cash equivalents at end of year  . . . . . . . . . . . . . . .    $   57,056   $   45,530  $    54,707
                                                                           ==========   ==========  ===========

                See notes to consolidated financial statements.

            UNITED COMPANIES FINANCIAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                Net                      Treasury
                                                              Additional     Unrealized                 Stock and          Total
                                      Common     Preferred     Paid-in        Loss on       Retained       ESOP        Stockholders'
                                       Stock        Stock       Capital      Securities     Earnings       Debt           Equity
                                    ---------    ---------    ----------    ------------    --------     --------     --------------
                                                                             (in thousands)
 Balance, December 31, 1991  . .    $   18,622               $    31,157       $           $   44,496   $  (5,841)     $    88,434
 Net income  . . . . . . . . . .                                                               10,246                       10,246
 Dividends paid  . . . . . . . .                                                               (2,705)                      (2,705)
 Decrease in ESOP debt . . . . .                                                                              223              223
 Stock options exercised . . . .           108                       304                                                       412
 Treasury shares acquired  . . .                                                                             (352)            (352)
                                    ----------     -------   -----------       ---------   ----------   ----------    ------------

 Balance, December 31, 1992  . .        18,730                    31,461                       52,037      (5,970)          96,258

 Net income  . . . . . . . . . .                                                               11,575                       11,575
 Dividends paid  . . . . . . . .                                                               (3,624)                      (3,624)
 Decrease in ESOP debt . . . . .                                                                              147              147
 Stock options exercised . . . .           738                     2,039                                                     2,777
 Treasury shares acquired  . . .                                                                           (2,479)          (2,479)
 Preferred stock issued  . . . .                   $20,000        (1,239)                                                   18,761
 Preferred stock converted into
   common stock  . . . . . . . .         3,902     (20,000)       16,098                                                       -
 Common stock issued . . . . . .         2,000                    27,953                                                    29,953
                                    ----------     -------   -----------       ---------   ----------   ----------    ------------

 Balance, December 31, 1993  . .        25,370       -            76,312                       59,988      (8,302)         153,368

 Net income  . . . . . . . . . .                                                               49,534                       49,534
 Dividends paid  . . . . . . . .         2,592                    39,855                      (47,497)                      (5,050)
 Increase in ESOP debt . . . . .                                                                           (2,222)          (2,222)
 Stock options exercised . . . .           199                     1,948                                                     2,147
 Treasury shares acquired  . . .                                                                             (604)            (604)
 Common stock issued . . . . . .           300                     4,245                                                     4,545
 Common stock warrants
   exercised . . . . . . . . . .            80                       310                                                       390
 Mark-to-market adjustment
   on investments  . . . . . . .                                               $(46,858)                                   (46,858)
                                    ----------     -------   -----------       ---------   ----------   ----------     -----------
 Balance, December 31, 1994  . .    $   28,541     $  -      $   122,670       $(46,858)   $   62,025   $ (11,128)     $   155,250
                                    ==========     =======   ===========       =========   ==========   ==========     ===========






                See notes to consolidated financial statements.

            UNITED COMPANIES FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE YEARS ENDED DECEMBER 31, 1994, 1993, AND 1992


1.       ACCOUNTING POLICIES

         1.1 Principles of Consolidation. The consolidated financial statements include United Companies Financial Corporation (the "Company" or "United Companies") and subsidiaries, all of which are wholly-owned. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

         1.2 Loan Accounting. The Company originates loans for its own portfolio and for sale and/or securitization in the secondary market.

         1.2(a) Loan Sales. The Company sells substantially all loans which it originates and generally retains the servicing rights on loans sold. At the time of sale, the Company recognizes a gain on loans sold in an amount equal to the present value of the difference between the interest spread retained by the Company and a normal servicing fee and other expenses over the estimated life of the loan. Under the sales/servicing agreements, the buyer receives the principal collected on the loan and an agreed upon rate of return on the outstanding principal balance; the Company retains the excess of the interest at the contractual rate over the sum of the rate paid to the buyer (the "pass-through" rate) and, where applicable, the trustee fee and surety bond fee. Generally, this interest spread retained by the Company differs significantly from a normal servicing fee and is reflected on the Company's balance sheet as a receivable, capitalized excess servicing income.
Capitalized excess servicing income is calculated using prepayment, default and interest rate assumptions that the Company believes market participants would use for similar financial instruments at the time of the sale but is not reduced for estimated credit losses under recourse provisions of the sale.
Such estimated credit losses are shown separately as a liability on the Company's balance sheet as allowance for loss on loans serviced. The Company has developed its assumptions based on experience with its own loan portfolio and available market data. The Company uses prepayment assumptions based on the prepayment experience of its owned and serviced loan portfolio for fixed rate loans. Prepayment rates for adjustable rate mortgages sold were derived from available market data. The weighted average discount rates used by the Company to determine the present value of expected cash flows from excess servicing arising from loan sale transactions occurring in 1994, 1993 and 1992 were 10.0%, 10.0%, and 9.1%, respectively. Gains from partial sales of loans are adjusted based on fair value on the date that the loan was acquired or, if not practicable, the date of the sale. The Company believes that the capitalized excess servicing income recognized at the time of sale does not exceed the amount that would have been received if it were sold in the marketplace.

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

         1.2(b) Nonrefundable Loan Fees. Loan origination fees and incremental direct costs associated with loan originations are deferred and recognized over the lives of the loans as an adjustment to yield, using the interest method. Unamortized costs and fees are recognized upon sale of the loan or related mortgage-backed securities to third parties.

         1.2(c) Loan Servicing. The Company generally retains the right to service loans it originates and subsequently sells or securitizes in the secondary market. Fees for servicing loans and mortgage-backed securities relating to loans originated by the Company and sold with servicing rights retained are generally based on a stipulated percentage of the outstanding principal balance of such loans and are recognized when earned. Interest received on loans sold, less amounts paid to investors, is reported as loan servicing income. Capitalized excess servicing income is amortized systematically to reduce loan servicing income to an amount representing normal servicing income and the present value discount. Late charges and other ancillary income are recognized when collected. Costs to service mortgage loans are charged to income as incurred.

         1.2(d) Allowance for Loan Losses. The Company provides for estimated loan losses on loans owned by the Company by establishing an allowance for loan losses through a charge to earnings. The Company conducts periodic reviews of the quality of the loan portfolio and estimates the risk of loss based upon historical loss experience, prevailing economic conditions, estimated collateral value and such other factors which, in management's judgment, are relevant in estimating the adequacy of the Company's allowance for loan losses. While management uses the best information available in conducting its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions, collateral value or other elements used in conducting the review.

         1.2(e) Allowance for Loss on Loans Serviced. The Company's loan sale agreements generally provide for the subordination of cash and excess interest spread relating to the loans sold. Such subordination relates to credit losses which may occur after the sale of the loans and continues until the earlier of the payment in full of the loans or the termination of the agreement pursuant
to which the loans were sold.    In connection with the securitization and sale
of home equity pass-through certificates subsequent to 1991, the interest retained by the Company was subordinated to a limited extent to the sold certificates and will be used to fund a reserve account, thereby providing a credit enhancement to the holders of the certificates. On certain loan sale transactions prior to 1991, the loan sale agreements provided limited recourse against the Company for credit losses. The Company has funded a portion of such recourse through the pledge of certificates of deposit. Regardless of the structure of the loan sale transaction, the Company estimates the amount of future losses under the loan sale agreements and provides a reserve for such loss in determining the amount of gain recorded on the sale.

         1.2(f) Other. Loans are placed on a nonaccrual status when they are past due 150 days.

         1.2(g) Property Acquired in Satisfaction of Debt. The Company records properties received in settlement of loans ("foreclosed property") at the lower of their market value less estimated costs to sell ("market") or the outstanding loan amount plus accrued interest ("cost"). The Company accomplishes this by providing a specific reserve, on a property by property basis, for the difference between market and cost. Market value is determined by property appraisals performed either by UC Lending personnel or independent appraisers. The related adjustments are included in the Company's provision for loan losses.

         1.3     Insurance Accounting.

         1.3(a) Life and Annuity Contracts. Income on short duration single premium contracts, primarily credit insurance products, is recognized over the contract period. Premiums on other insurance contracts, principally traditional life insurance and limited payment life insurance policies, are recognized as revenue when due.

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

                 Participating business, primarily related to the Company's pre-need funeral policy, represented 6.0%, 5.3%, and 4.3% of the life insurance in force as of December 31, 1994, 1993 and 1992, respectively. The amount of dividends paid on participating policies is based on published dividend scales and totaled $1.0 million, $1.5 million and $1.8 million for the years ended December 31, 1994, 1993 and 1992, respectively.

         1.3(b) Title Insurance. Premiums from sales of title insurance policies are recognized upon receipt. Policy acquisition costs are expensed when incurred. Reserves for losses on title insurance policies are computed based on Company experience as a percentage of premiums collected.

         1.3(c)  Reinsurance.

                 Life insurance. UC Life generally reinsures with other insurance companies the portion of any one risk which exceeds $100,000. On certain types of policies this limit is $25,000. UC Life is contingently liable for insurance ceded to reinsurers. Premiums ceded under reinsurance agreements were $2.4 million, $3.0 million, and $5.0 million in 1994, 1993 and 1992, respectively. Reserve credit taken under reinsurance agreements totaled $34.0 million, $35.2 million, and $30.4 million at December 31, 1994, 1993 and 1992, respectively.

                 UC Life has assumed the following reinsurance from other insurers:

                                                      Insurance
                                                      in Force        Premiums
                                                    ------------      --------
                                                          (in thousands)
                 1994 . . . . . . . . . . . . .     $ 1,106,148      $   2,891
                 1993 . . . . . . . . . . . . .       1,106,721          2,892
                 1992 . . . . . . . . . . . . .         963,449          2,446


                 UC Life has a receivable at December 31, 1994 of approximately $35.2 million from one reinsurer; however, the funds supporting the receivable are escrowed in a separate trust account for the benefit of UC Life by the reinsurer.

                 Title insurance. UG Title generally reinsures risks in excess of $250,000 and is contingently liable for reinsurance ceded. During 1993, UG Title increased its retention level to $350,000.

         The following table reflects the effect of reinsurance agreements on premiums and the amounts earned for the periods indicated.

                                                     Year Ended December 31,
                                            ------------------------------------
                                                1994          1993         1992
                                            ------------------------------------
                                                     (in thousands)
   Direct premiums  . . . . . . . . . . .   $  55,454     $  43,234    $  36,375
   Reinsurance assumed  . . . . . . . . .       2,966         2,892        2,446
   Reinsurance ceded  . . . . . . . . . .      (2,380)       (3,007)      (5,026)
                                            ---------     ---------    ---------
      Net insurance premiums  . . . . . .   $  56,040     $  43,119    $  33,795
                                            =========     =========    =========

         1.4     Temporary Investments - Reserve Accounts.   In connection with
its loan sale transactions, the Company has made initial cash deposits and has subordinated certain cash flows (excess servicing income) payable to the Company to the payment of scheduled principal and interest to investors. The amounts on deposit are invested in certain instruments as permitted by the trustee and earnings thereon accrue to the Company. To the extent amounts on deposit exceed specified levels required by the subordination requirements, distributions are made to the Company, and, at the termination of the transaction, any remaining amounts on deposit will be distributed to the Company.

         1.5 Investment securities. During the first quarter of 1994, the Company implemented the provisions of Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. 115 ("SFAS 115"), which revised the method of accounting for certain of the Company's investments. Prior to adoption of SFAS 115, the Company reported its investments in fixed income investments at amortized cost, adjusted for declines in value considered to be other than temporary. SFAS 115 requires the classification of securities in one of three categories: "available-for-sale",
"held-to-maturity" or "trading".   Securities classified as held-to-maturity
are carried at amortized cost, whereas securities classified as trading securities or available-for- sale are recorded at fair value. Effective with the adoption of SFAS 115, the Company determined the appropriate classification of its investments and, if necessary, adjusted the carrying value of such securities accordingly as if the unrealized gains or losses had been realized. The adjustment, net of applicable income taxes, for investments classified as available-for-sale is recorded in "Net unrealized loss on securities" and is included in Stockholders' equity on the balance sheet and the adjustment for investments classified as trading is recorded in "Investment income" in the statement of income. In accordance with the provisions of SFAS 115, prior year investments were not restated.

         1.6 Property. Property is stated at cost less accumulated depreciation. Depreciation is computed on the straight-line and accelerated methods over the estimated useful lives of the assets.

         1.7 Income Taxes. The Company and its subsidiaries file a consolidated federal income tax return. The Company allocates to its subsidiaries their proportionate share of the consolidated tax liability under a tax allocation agreement whereby each affiliate's federal income tax provision is computed on a separate return basis. Deferred income taxes are provided for the effect of revenues and expenses which are reported in different periods for financial reporting purposes than for tax purposes. Such differences result primarily from deferring policy acquisition costs, providing for bond and loan losses, differences in the methods of computing reserves, loan income, loan sale gains and depreciation.

         1.8 Cash Equivalents. For purposes of the Statements of Cash Flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At December 31, 1994, cash equivalents totaled $57.1 million bearing interest rates ranging from 4.1% to 5.7% per annum.

         1.9 Accounting Standards. In May 1993 and in October 1994, the FASB issued Statements of Financial Accounting Standards Nos. 114 and 118 ("SFAS 114" and "SFAS 118") which address the accounting by creditors for impairment of loans and specify how allowances for credit losses related to certain loans should be determined. The statements also address the accounting by creditors for all loans that are restructured in a troubled debt restructuring involving modification of terms of a receivable. SFAS 114 and SFAS 118 are effective for financial statements for fiscal years beginning after December 15, 1994. Management believes that the adoption of these statements will not have a material effect on the financial statements of the Company.

         1.10 Reclassifications. Certain prior year amounts have been reclassified to conform with the current year presentation. Such reclassifications had no effect on net income.

2.       INVESTMENT SECURITIES - NET

         The Company's portfolio of investment securities as of December 31, 1994 consisted of the following:

                                                    Amortized      Unrealized      Unrealized        Fair
                                                      Cost            Gains          Losses          Value
                                                  ----------      -----------     -----------     -----------
   Trading
         Common stock . . . . . . . . . . . .     $       656     $        51     $        28     $       679
                                                  ===========     ===========     ===========     ===========
   Available-for-sale
         Debt securities
             Corporate  . . . . . . . . . . .     $   258,549     $       321     $    13,148     $   245,722
             U.S. Treasury  . . . . . . . . .          10,720              31             238          10,513
             Mortgage-backed  . . . . . . . .         743,359              22          58,218         685,163
             Foreign governments  . . . . . .          18,433             190             603          18,020
             Other  . . . . . . . . . . . . .             425              13               -             438
                                                  -----------     -----------     -----------     -----------
                  Total . . . . . . . . . . .       1,031,486             577          72,207         959,856
                                                  -----------     -----------     -----------     -----------

         Equity securities  . . . . . . . . .             703              36             495             244
                                                  -----------     -----------     -----------     -----------
                  Total . . . . . . . . . . .     $ 1,032,189     $       613     $    72,702     $   960,100
                                                  ===========     ===========     ===========     ===========
   Held-to-maturity
         Debt securities
             Corporate  . . . . . . . . . . .     $    10,829     $       300     $       212     $    10,917
             U.S. Treasury  . . . . . . . . .           4,751              13             253           4,511
             Mortgage-backed  . . . . . . . .          48,544             110           2,760          45,894
             Other  . . . . . . . . . . . . .             150               -               -             150
                                                  -----------     -----------     -----------     -----------
                  Total . . . . . . . . . . .     $    64,274     $       423     $     3,225     $    61,472
                                                  ===========     ===========     ===========     ===========
   Other
             Investment in limited partnership    $    26,672                                     $    26,672
                                                  ===========                                     ===========


                 The cost and estimated fair value of bonds at December 31, 1994, by contractual maturity are shown below. Expected maturities may differ from contractual maturities because certain issues may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                        Available-for-Sale              Held-to-Maturity
                                                   -----------------------------      --------------------
                                                    Amortized          Fair           Amortized    Fair
                                                      Cost             Value            Cost       Value
                                                   -----------      ------------      ---------   --------
                                                                       (in thousands)
1 year or less  . . . . . . . . . . . . . .        $    11,039      $     11,085      $   2,700   $  2,506
Over 1 year through 5 years . . . . . . . .             69,692            68,677          7,881      7,680
Over 5 years through 10 years . . . . . . .            194,472           182,408          4,999      5,242
After 10 years  . . . . . . . . . . . . . .             12,924            12,523            150        150
Mortgate-backed securities  . . . . . . . .            743,359           685,163         48,544     45,894
                                                   -----------      ------------      ---------   --------
      Total . . . . . . . . . . . . . . . .        $ 1,031,486      $    959,856      $  64,274   $ 61,472
                                                   ===========      ============      =========   ========



                 Net unrealized losses on available-for-sale securities included in Stockholders' equity at December 31, 1994 are presented net of deferred income taxes of $25.2 million.

                 The following table reflects the composition of investment securities at December 31, 1993.

                                                    Amortized        Unrealized      Unrealized        Fair
                                                      Cost              Gains         Losses          Value
                                                 -------------------------------------------------------------
                                                                          (in thousands)
Corporate . . . . . . . . . . . . . . . . . . .  $      248,133   $      17,218   $         379   $     264,972
U.S. Treasury . . . . . . . . . . . . . . . . .          14,480             826              11          15,295
Mortgage-backed . . . . . . . . . . . . . . . .         597,744          14,464           2,481         609,727
Other . . . . . . . . . . . . . . . . . . . . .          18,944           1,878              -           20,822
                                                 --------------   -------------   -------------   -------------
     Total  . . . . . . . . . . . . . . . . . .  $      879,301   $      34,386   $       2,871   $     910,816
                                                 ==============   =============   =============   =============
Other
  Investment in limited partnership . . . . . .  $       26,698                                   $      26,698
                                                 ==============                                   =============


         Proceeds from the sales of investments during 1994 totaled $9.5
million and resulted in realized investment gains of $.2 million.   Net
investment gains for the years ended December 31, 1994, 1993 and 1992 were $.2 million, $.6 million and $3.1 million and are included in investment income. At December 31, 1994, securities with a cost of $11.4 million were on deposit with insurance regulatory authorities.

3.  LOANS - net

    3.1      Loans Owned.   The following schedule sets forth the components of
Loans owned by the Company at December 31, 1994 and 1993.

                                                          December 31,
                                                -----------------------------
                                                   1994               1993
                                                -----------      ------------
                                                        (in thousands)

         Home equity  . . . . . . . . . . . .   $   203,651      $    320,122
         Commercial . . . . . . . . . . . . .       155,271           190,771
         Conventional . . . . . . . . . . . .         1,106             1,745
         Foreclosed properties  . . . . . . .        31,073            38,062
         Nonrefundable loan fees  . . . . . .        (4,538)           (8,278)
         Consumer and other . . . . . . . . .         1,536               211
                                                -----------      ------------
              Total . . . . . . . . . . . . .   $   388,099      $    542,633
                                                ===========      ============

         Included in owned loans at December 31, 1994 and 1993 were nonaccrual loans totaling $21.7 million and $30.9 million, respectively.

         The following schedule summarizes the composition of Loans - net at December 31, 1994 and 1993:

                                                           December 31,
                                                 -----------------------------
                                                      1994             1993
                                                 ------------     ------------
                                                         (in thousands)
         Loans  . . . . . . . . . . . . . . .    $    388,099     $    542,633
         Allowance for loan losses  . . . . .         (16,508)         (21,017)
         Unearned discount  . . . . . . . . .          (1,109)          (1,982)
                                                 ------------     ------------
              Loans - net . . . . . . . . . .    $    370,482     $    519,634
                                                 ============     ============


         3.2 Loans Serviced. The following table sets forth the loans serviced by the Company for third parties at December 31, 1994 and 1993, by type of loan. The right to service these loans was retained upon their sale in the secondary market. Substantially all of these loans were originated by the Company.

                                                         December 31,
                                                -----------------------------
                                                     1994            1993
                                                ------------     ------------
                                                        (in thousands)
         Home equity  . . . . . . . . . . . .   $  1,480,047     $    806,805
         Commercial . . . . . . . . . . . . .        126,691          162,300
         Conventional . . . . . . . . . . . .         73,136           96,444
                                                ------------     ------------
              Total . . . . . . . . . . . . .   $  1,679,874     $  1,065,549
                                                ============     ============

         3.3 Loan Loss Allowances. The Company provides an estimate for future credit losses in an Allowance for Loan Losses for loans owned by the Company and in an Allowance for Loss on Loans Serviced for loans serviced for others.

                 A summary analysis of the changes in the Company's Allowance for Loan Losses is as follows:

                                                          Year Ended December 31,
                                                 ---------------------------------------
                                                     1994          1993          1992
                                                 -----------   -----------    ----------
                                                               (in thousands)
Balance at beginning of year  . . . . . . . .    $    21,017   $    15,842    $   15,962

Loans charged to allowance
         Home equity  . . . . . . . . . . . .        (12,745)       (9,114)       (5,511)
         Commercial . . . . . . . . . . . . .         (5,767)       (3,579)       (4,805)
         Conventional . . . . . . . . . . . .           (149)         (142)         (158)
                                                 -----------   -----------    ----------
              Total . . . . . . . . . . . . .        (18,661)      (12,835)      (10,474)
Recoveries on loans previously
  charged to allowance  . . . . . . . . . . .          1,209           631         1,085
                                                 -----------   -----------    ----------
Net loans charged off . . . . . . . . . . . .        (17,452)      (12,204)       (9,389)

Loan loss provision . . . . . . . . . . . . .         13,457        17,343        10,027
Reserve reclassification  . . . . . . . . . .           (514)           36          (758)
                                                 -----------   -----------    ----------

Balance at end of year  . . . . . . . . . . .    $    16,508    $   21,017    $   15,842
                                                 ===========   ===========    ==========

Specific reserves . . . . . . . . . . . . . .    $     6,571    $    8,500    $    7,067
Unallocated reserves  . . . . . . . . . . . .          9,937        12,517         8,775
                                                 -----------   -----------    ----------
         Total reserves . . . . . . . . . . .    $    16,508    $   21,017    $   15,842
                                                 ===========   ===========    ==========

                 Specific reserves are provided for foreclosures in which the carrying value of the loan exceeds the market value of the collateral. Unallocated reserves are provided for loans not in foreclosure and are calculated primarily using objective measurement techniques. Unallocated reserves also include reserves for active loans which have been modified or indicate potential problems as well as reserves for a $32.5 million subordinated position the Company acquired in connection with the securitization and sale of approximately $230 million in commercial real estate mortgage loans in 1990. At December 31, 1994, the Company owned $31.0 million of property acquired in settlement of loans, excluding the specific reserves attributed to these properties. These balances are included in the loans owned by the Company. The specific reserve in the table above is provided to reduce the carrying value of these properties to their estimated market value.

                 A summary of the allowances for future credit losses on loans and foreclosed properties owned by the Company and loans sold with recourse is as follows:

                                                                       December 31,
                                                       ----------------------------------------
                                                          1994          1993           1992
                                                       ---------     ----------     -----------
                                                                    (in thousands)
      Allowance for loan losses
         (applicable to loans and
         foreclosed properties owned
          by the Company) . . . . . . . . . . . . .    $  16,508     $   21,017     $    15,842

      Allowance for loss on loans serviced
         (applicable to loans sold with recourse) .       26,822         12,938           7,015
                                                       ---------     ----------     -----------
               Total  . . . . . . . . . . . . . . .    $  43,330     $   33,955     $    22,857
                                                       =========     ==========     ===========

         As of December 31, 1994, approximately $1.5 billion of home equity loans sold were serviced by UC Lending under agreements substantially all of which provide for the subordination of cash and excess interest spread owned by the

Company for credit losses ("loans sold with recourse").   The maximum recourse
associated with sales of home equity loans according to terms of the loan sales agreements was approximately $275 million at December 31, 1994, of which $264 million relates to the subordinated cash and excess interest spread. The Company's estimate of its losses, based on historical loan loss experience, was approximately $26.8 million at December 31, 1994 and is recorded in the Company's allowance for loss on loans serviced. Should credit losses on loans sold with limited recourse, or subordination of cash and excess interest spread owned by the Company, materially exceed the Company's estimate for such losses, such consequence will have a material adverse impact on the Company's operations.

         3.4 Concentration of Credit Risk. The Company's serviced portfolio is geographically diversified. Although the Company services mortgage loans in 45 states, at December 31, 1994, a substantial portion of loans serviced were originated in Florida (14.3%), Louisiana (10.1%) and Ohio (11.6%), respectively, and no other state accounted for more than 8.0% of the serviced portfolio. Included in the serviced portfolio are commercial loans originated by the Company, a substantial portion of which were originated in Florida (27.8%) and Georgia (17.0%) and no other state accounted for more than 8.5% of the commercial loans serviced. The risk inherent in such concentrations is dependent not only upon regional and general economic stability which affects property values, but also the financial well-being and creditworthiness of the borrower.

         3.5 Commitments. The Company has used a prefunding feature in connection with certain loan securitization transactions during 1994. At December 31, 1994, approximately $53 million was held in a prefunding account for the purchase of the Company's home equity loans during the first quarter of 1995. Pursuant to this commitment, home equity loans with a remaining principal balance of approximately $53 million were delivered February 10, 1995.

4.       PROPERTY - NET

Property is summarized as follows:

                                                                                  December 31,
                                                                         ---------------------------
                                                                            1994              1993
                                                                         ----------       ----------
                                                                                (in thousands)
Land and buildings  . . . . . . . . . . . . . . . . . . . . . . .        $   34,716       $   32,885
Furniture, fixtures and equipment . . . . . . . . . . . . . . . .            19,189           17,873
                                                                         ----------       ----------
        Total . . . . . . . . . . . . . . . . . . . . . . . . . .            53,905           50,758
Less accumulated depreciation . . . . . . . . . . . . . . . . . .           (23,203)         (21,770)
                                                                         ----------       ----------
        Total . . . . . . . . . . . . . . . . . . . . . . . . . .        $   30,702       $   28,988
                                                                         ==========       ==========

         Rental expense on operating leases, including real estate, computer equipment and automobiles, totaled $5.3 million, $3.3 million, and $2.2 million during 1994, 1993 and 1992, respectively. Minimum annual commitments at December 31, 1994 under noncancellable operating leases are as follows (in thousands):

 1995   . . . . . . . . . . . . . . . . . . .        $   4,732
 1996   . . . . . . . . . . . . . . . . . . .            3,497
 1997   . . . . . . . . . . . . . . . . . . .            1,570
 1998   . . . . . . . . . . . . . . . . . . .              346
 1999   . . . . . . . . . . . . . . . . . . .              155
 Thereafter   . . . . . . . . . . . . . . . .                2
                                                     ---------
         Total  . . . . . . . . . . . . . . .        $  10,302
                                                     =========




5.       OTHER ASSETS AND OTHER LIABILITIES

         At December 31, 1994, Other assets included amounts due from reinsurers of $35.0 million and Policy loans of $20.2 million compared to $36.6 million and $19.6 million, respectively, at December 31, 1993. In addition, included in Other assets at December 31, 1994 was a federal income tax receivable of $8.2 million.

         Other liabilities at December 31, 1994 included a $9.2 million managed
cash overdraft.   At December 31, 1993, Other liabilities included a repurchase agreement totaling $30.0 million and current federal income taxes payable of $6.1 million.

6.       NOTES PAYABLE

         Notes payable consisted of the following:

                                                                         December 31,
                                                                  -------------------------
                                                                      1994          1993
                                                                  ----------     ----------
                                                                       (in thousands)


   Senior unsecured notes . . . . . . . . . . . . . . . . . . .   $   125,000    $     -
   Revolving credit agreement . . . . . . . . . . . . . . . . .        72,163       155,000
   Construction loan  . . . . . . . . . . . . . . . . . . . . .         1,755          -
   Short-term borrowings  . . . . . . . . . . . . . . . . . . .        14,750           500
                                                                  -----------    ----------
             Total  . . . . . . . . . . . . . . . . . . . . . .   $   213,668    $  155,500
                                                                  ===========    ==========

         On November 2, 1994, the Company publicly sold $125 million of its senior unsecured notes. The notes bear interest at the rate of 9.35% per annum, provide for interest payable semi-annually, mature on November 1, 1999 and are not redeemable prior to maturity. The notes rank on a parity with other unsecured and unsubordinated indebtedness of the Company. The net proceeds from the sale of the notes were used to repay a portion of the principal amount of indebtedness outstanding under the Company's existing revolving credit facility with a group of banks (the "Bank Facility"). An amendment to the Bank Facility became effective upon consummation of the sale of the notes which (i) extended the maturity of the Bank Facility from December 31, 1995 to December 31, 1996, (ii) provided for the release by the banks of all of their liens on the stock of the Company's subsidiaries and other collateral, (iii) reduced the amount available under the Bank Facility from $200 million to $113.6 million and (iv) permitted the non-insurance subsidiaries of the Company to have one or more warehouse lines of credit with an aggregate amount outstanding of up to $300 million. The Company is required under the Bank Facility and the senior notes to maintain certain financial ratios and meet certain net worth and indebtedness tests. At December 31, 1994, $16.6 million of retained earnings were available for cash dividends.

         In addition, at December 31, 1994, UC Lending had available a secured warehouse facility provided by the investment bank that acted as sole underwriter of the Company's fourth quarter public loan securitization transaction. The warehouse facility was directly related to the public securitization and initially provided funding for up to $200 million of eligible home equity loans for such securitization and matured on February 10, 1995 with the closing of the last delivery of loans for the securitization.

         In addition to the above facilities, the Company has arrangements with banks providing for short-term unsecured borrowings of up to $27.5 million, of which $14.8 million was outstanding at December 31, 1994. All of these loans bear interest at market or prime rates. Notes payable at December 31, 1994 include $1.8 million borrowed under a $5.5 million committed line of credit for the construction of an office building adjacent to the Company's home office building. This loan, which bears interest at a market or prime rate, matures on June 2, 1995 and is secured by a mortgage on the property.

         The Company made payments for interest of $13.0 million, $9.5 million, and $13.2 million during the years ended December 31, 1994, 1993 and 1992, respectively.

7.      INCOME TAXES

        The provision for income taxes attributable to continuing operations is as follows:

                                                                      Year Ended December 31,
                                                            -------------------------------------------
                                                              1994              1993             1992
                                                            --------         -----------      ---------
                                                                           (in thousands)
         Current  . . . . . . . . . . . . . . . . .         $ 15,345         $   18,739       $  11,767
         Deferred . . . . . . . . . . . . . . . . .           11,444             (3,527)         (3,902)
                                                            --------         -----------      ---------
         Total  . . . . . . . . . . . . . . . . . .         $ 26,789         $   15,212       $   7,865
                                                            ========         ==========       =========

         Deferred income taxes attributable to continuing operations were provided for temporary differences as follows:

                                                                        Year Ended December 31,
                                                                       ------------------------
                                                                                   1992
                                                                                  -----
                                                                               (in thousands)
         Reserves for future policy benefits  . . . . . . . . . . .           $  (4,389)
         Policy acquisition costs . . . . . . . . . . . . . . . . .                 977
         Loan income  . . . . . . . . . . . . . . . . . . . . . . .                 787
         Accelerated depreciation . . . . . . . . . . . . . . . . .                 270
         Loan sale gains  . . . . . . . . . . . . . . . . . . . . .              (3,582)
         Bond valuation adjustments . . . . . . . . . . . . . . . .                 506
         Alternative minimum tax  . . . . . . . . . . . . . . . . .               1,838
         Other  . . . . . . . . . . . . . . . . . . . . . . . . . .                (309)
                                                                               --------
      Total . . . . . . . . . . . . . . . . . . . . . . . . . . . .            $ (3,902)
                                                                               ========


         Reported income tax expense attributable to continuing operations differs from the amount computed by applying the statutory federal income tax rate to consolidated income from continuing operations before income taxes for the following reasons:

                                                                     Year Ended December 31,
                                                          ---------------------------------------------
                                                             1994               1993             1992
                                                          ----------         ----------       ---------
     Federal income tax at statutory rate . . . .         $   26,713       $     15,530       $   7,266
     Differences resulting from:
     Reversal of timing differences at
       prior tax rates  . . . . . . . . . . . . . . .                                15              19
     State income taxes . . . . . . . . . . . . . . .            (67)                89             634
     Other  . . . . . . . . . . . . . . . . . . . . .            143               (422)            (54)
                                                          ----------       ------------       ---------
     Reported income tax provision  . . . . . . .         $   26,789       $     15,212       $   7,865
                                                          ==========       ============       =========


         The significant components of the Company's net deferred income tax (benefit) liability at December 31, 1994 and 1993 are as follows:

                                                                   December 31,
                                                            -------------------------
                                                               1994           1993
                                                            ----------     ----------
                                                                  (in thousands)
 Deferred income tax assets:
   Allowance for loan losses  . . . . . . . . . . . . . .   $    1,011     $    3,216
   Nonrefundable loan fees  . . . . . . . . . . . . . . .        1,588          2,897
   Policy reserves  . . . . . . . . . . . . . . . . . . .       22,363         16,214
   Mark-to-market adjustment  . . . . . . . . . . . . . .       25,231            -
   Investment securities  . . . . . . . . . . . . . . . .        1,924          1,026
   Other  . . . . . . . . . . . . . . . . . . . . . . . .          913            649
                                                            ----------     ----------
                                                                53,030         24,002
                                                            ----------     ----------
Deferred income tax liabilities:
   Loan income  . . . . . . . . . . . . . . . . . . . . .       10,910         (1,262)
   Real estate  . . . . . . . . . . . . . . . . . . . . .        4,175          3,932
   Deferred policy acquisition costs  . . . . . . . . . .       29,626         26,800
                                                            ----------     ----------
                                                                44,711         29,470
                                                            ----------     ----------
Net deferred income tax (benefit) liability . . . . . . .   $   (8,319)    $    5,468
                                                            ==========     ==========

         Payments made for income taxes during the years ended December 31, 1994, 1993 and 1992 were $28.3 million, $5.4 million, and $8.8 million, respectively.

         Consolidated retained earnings at December 31, 1994 include approximately $5.2 million of "Policyholders' Surplus" on which no federal income tax payment will be required unless it is distributed as a dividend or exceeds the limits prescribed by tax laws applicable to life insurance companies. A deferred income tax liability has not been recognized for this amount. The maximum federal income tax provision possibly required based on the current federal income tax rate would be $1.8 million.

         At December 31, 1994, the Company had a current income tax receivable of $8.2 million which is included in "Other assets" and at December 31, 1993, the Company had a current income tax payable of $6.1 million which is included in "Other liabilities".

8.       CAPITAL STOCK

         The Company has authorization to issue up to 100,000,000 shares of its $2.00 par value common stock. There were 13,690,736 and 12,173,256 shares outstanding at December 31, 1994 and 1993, respectively, excluding 579,841 and 511,602 treasury shares, respectively. The Company also has authorization to issue 20,000,000 shares of preferred stock of which none is currently issued. Included in the authorized preferred stock are 1,000,000 shares of Series A Junior Participating preferred stock and 800,000 shares of Cumulative Convertible preferred stock.

         On October 26, 1994, the Company's Board of Directors declared a 10% common stock dividend payable to shareholders of record on December 22, 1994. The additional shares were distributed on January 10, 1995. On September 20, 1993, the Company's Board of Directors declared a two-for-one common stock split effected in the form of a 100% stock dividend on outstanding stock which was distributed October 18, 1993, to stockholders of record on October 1, 1993. During 1994 and 1993, the Company paid cash dividends in the amount of $5.1 million, or $.3636 per share and $3.6 million, or $.3092 per share, respectively. All per share amounts, numbers of shares and related amounts for all periods presented in the accompanying financial statements and notes thereto have been retroactively adjusted to reflect these transactions. See Notes 6 and 10 for a discussion of dividend restrictions on retained earnings.

         On July 27, 1994, the Board of Directors authorized the redemption of the rights under the rights plan of the Company adopted in 1989 (the "1989 Rights Plan") and approved a new rights plan (the "1994 Rights Plan"). In connection with the redemption, the rights under the 1989 Rights Plan (the "1989 Rights") were redeemed at a price of $.0039526 per 1989 Right with the aggregate redemption price payable to each holder of the 1989 Rights to be rounded up to the nearest $.01. In approving the 1994 Rights Plan, the Board of Directors declared a dividend distribution of one preferred share purchase right for each outstanding share of the Company's Common Stock. The rights under the 1994 Rights Plan will become exercisable only upon the occurrence of certain events as specified therein (primarily certain changes in ownership of the Company).

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

         On June 29, 1993 the Company issued 800,000 shares of 6.5% Cumulative Convertible Preferred Stock. The terms of the preferred stock permitted the conversion of the preferred stock into common stock at the option of the holder thereof and allowed the Company to redeem the preferred stock after August 1, 1993. On August 26, 1993, the Company called for redemption the outstanding shares of the preferred stock. All of the holders of the preferred stock exercised their right to convert their shares into common stock of the Company.

         Effective as of July 1, 1993, the Company entered into an agreement to issue a warrant to an investment banking firm, granting the right to purchase 200,000 shares of common stock of the Company at an exercise price of $8.75, equal to the average of the high and low sale prices of the Company's common stock on June 30, 1993. The warrant was issued in exchange for financial advisory services to be performed over a twenty-four month period and is exercisable from February 1, 1994 through July 1, 1995. During 1994, a warrant representing the right to purchase 40,000 shares of common stock of the Company was exercised. As of December 31, 1994, the remaining warrant representing the right to purchase 176,000 shares of common stock of the Company at a price of $7.95 per share (as adjusted for the 10% common stock dividend declared October 26, 1994) was outstanding. Subsequent to year-end, these warrants were exercised. The Company filed a shelf registration statement with the SEC to register the shares of the common stock issuable upon exercise of the warrant and such registration statement was declared effective by the SEC on April 8, 1994.

         At December 31, 1994, 579,841 shares of the Company's common stock, or 4.2% of the issued common stock, were held as treasury stock at a cost of $6.8 million, compared to 511,602 shares held at December 31, 1993 at a cost of $6.2 million.

9.       EMPLOYEE BENEFIT PLANS

         9.1 Employee Stock Ownership Plan. All employees who meet minimum age and service requirements participate in the Company's Employee Stock Ownership Plan ("ESOP"). Under the ESOP, the Company makes tax deductible contributions of its common stock (or cash which is used to purchase its common stock or to repay debt used by the ESOP to purchase such stock) to a trust for the benefit of participating employees. Contributions are allocated among participants based on years of service and compensation. Upon retirement, death or disability, the employee or a beneficiary receives the designated common stock.

                 Contributions to the Company's ESOP are determined on an annual basis. The Company's contributions to the ESOP were $2.2 million, $.9 million and $.7 million for the years ended December 31, 1994, 1993 and 1992, respectively. Shares held by the ESOP at December 31, 1994, 1993 and 1992 were
approximately 2,349,000, 2,125,000, and  2,182,000, respectively.   At December
31, 1994 and 1993, the ESOP had borrowed $4.3 million and $2.1 million, respectively, from the Company. These loans bear interest at interest rates ranging from 7.85% to 9.50% and will be paid in quarterly installments over a ten year period.
The balance of these loans is reflected as a decrease in the Company's stockholders' equity.

         9.2 Stock Option Plans. The following is a summary of options granted, exercised or canceled during 1992, 1993 and 1994.

                                                                          Option Price
                                                     Shares                Per Share
                                                   ---------        --------------------
            January 1, 1992   . . . . . . . . .    1,047,564        $ 5.53  to   $ 8.25
                 Granted  . . . . . . . . . . .        3,795        $ 9.09
                 Exercised  . . . . . . . . . .      (59,326)       $ 5.53  to   $ 7.44
                 Canceled   . . . . . . . . . .      (56,508)
                                                 -----------
            December 31, 1992   . . . . . . . .      935,525        $ 5.53  to   $ 9.09
                 Granted  . . . . . . . . . . .      423,940        $ 8.24  to   $12.84
                 Exercised  . . . . . . . . . .     (405,826)       $ 5.53  to   $ 8.25
                 Canceled   . . . . . . . . . .      (48,716)
                                                 -----------
            December 31, 1993   . . . . . . . .      904,923        $ 5.53  to   $12.84
                 Granted  . . . . . . . . . . .       69,298        $30.91  to   $38.41
                 Exercised  . . . . . . . . . .     (109,587)       $ 5.53  to   $ 8.25
                 Canceled   . . . . . . . . . .      (14,911)
                                                 -----------
            December 31, 1994   . . . . . . . .      849,723        $ 5.53  to   $38.41
                                                 ===========

                 At December 31, 1994 options for 403,345 of the Company's common stock were exercisable and 772,131 shares were available for the granting of options. During 1994, the Company recognized a $1.4 million federal income tax benefit as a result of the exercise of non-qualified stock options. This benefit resulted in a decrease in current income taxes payable and an increase in additional paid-in capital.

         9.3 Employees' Savings Plan and Trust. The United Companies Financial Corporation Employees' Savings Plan and Trust is designed to be a qualified plan under Sections 401(a) and 401(k) of the Internal Revenue Code. Under the plan, employees are allowed to defer income on a pre-tax basis through contributions to the plan and the Company matches a portion of such contributions. The Company's matching contributions totaled $1.0 million, $.4 million and $.4 million during 1994, 1993 and 1992, respectively. Employees have five investment options, one of which is to invest in the Company's common stock. The plan held 279,193 and 264,001 shares of the Company's common stock at December 31, 1994 and 1993, respectively.

          9.4 Deferred Compensation Plans. Postretirement benefits are provided to eligible executive and senior officers of the Company under a deferred compensation plan. The cost of this plan during each of 1994 and 1993 was $.3 million. The Company calculated its postretirement benefit obligation as of December 31, 1994 using a weighted average discount rate of 8.4%. A reconciliation of the funded status of the deferred compensation plan as of December 31, 1994 and 1993 is as follows:


                                           December 31, 1994           Net Change            December 31, 1993
                                           -----------------           ----------            -----------------
                                                                     (in thousands)
         Accumulated postretirement
           benefit obligation . . . . . .      $ (1,822)               $   (274)                  $ (1,548)
         Plan assets  . . . . . . . . . .             -                       -                          -
                                               --------                --------                   --------
         Funded status  . . . . . . . . .        (1,822)                   (274)                    (1,548)
         Unrecognized transition
           obligation . . . . . . . . . .         1,204                     (67)                     1,271
                                               --------                --------                   --------
         Accrued postretirement
           benefit cost . . . . . . . . .      $   (618)               $   (341)                  $   (277)
                                               ========                ========                   ========



10.      REGULATORY ACCOUNTING

         Accounting records of UC Life and UG Title are also maintained in accordance with practices prescribed or authorized by insurance regulatory authorities. Prescribed statutory accounting principles include a variety of publications of the National Association of Insurance Commissioners, as well as state laws, regulations, and general administrative rules. Permitted statutory accounting practices encompass all accounting practices not so prescribed. UC Life's capital and surplus pursuant to the regulatory accounting basis as of December 31, 1994 and 1993 was $90.0 million and $84.8 million, respectively. UC Life's regulatory accounting basis net gain from operations for the years ended December 31, 1994, 1993 and 1992 was $9.7 million, $13.0 million, and $14.0 million, respectively. Net income (loss) of UC Life on a regulatory accounting basis, which includes realized capital gains and losses, was $5.8 million, $(1.7) million, and $11.0 million for the years ended December 31, 1994, 1993 and 1992, respectively. As a Louisiana domiciled insurance company, UC Life is subject to certain regulatory restrictions on the payment of dividends. UC Life has the capacity at December 31, 1994 to pay dividends of $8.2 million without prior regulatory approval. UC Life did not pay any dividends to the Company during 1992, 1993 or 1994 in order to retain capital in UC Life. At December 31, 1994, UC Life has $102 million of net assets for financial reporting purposes.

         UC Life received written approval from the Louisiana Department of Insurance to invest in first lien residential mortgage loans originated by UC Lending on a short-term basis without recording the assignment of the mortgage loans to UC Life, which differs from prescribed statutory accounting practices. Statutory accounting practices prescribed by the State of Louisiana require that investments in mortgage loans be secured by unrestricted first liens on the underlying property. As of December 31, 1994, statutory surplus was increased by approximately $46 million as a result of this permitted practice.

11.      DISCLOSURE ABOUT FINANCIAL INSTRUMENTS

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

         The carrying value and fair value of the Company's financial assets and liabilities at December 31, 1994 were as follows:

                                                                           Carrying
                                                                             Value           Fair Value
                                                                           -------           ----------
                                                                                 (in thousands)
        Financial assets:
           Cash and cash equivalents  . . . . . . . . . . . . . .         $    57,056       $    57,056
           Temporary investments - reserve accounts   . . . . . .              81,980            81,980
           Loans - net  . . . . . . . . . . . . . . . . . . . . .             345,981           344,222
           Capitalized excess servicing income  . . . . . . . . .             179,065           179,065
           Bonds  . . . . . . . . . . . . . . . . . . . . . . . .           1,024,131         1,021,330
           Other assets   . . . . . . . . . . . . . . . . . . . .              63,399            63,399

        Financial liabilities:
           Annuity reserves   . . . . . . . . . . . . . . . . . .           1,425,973         1,354,944
           Notes payable  . . . . . . . . . . . . . . . . . . . .             213,668           212,314
           Allowance for loss on loans serviced   . . . . . . . .              26,822            26,822
           Other liabilities  . . . . . . . . . . . . . . . . . .              12,121            12,121

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

         The following methods and assumptions were used to estimate the fair value of the Company's financial instruments:

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

         Bonds. The estimated fair value for the Company's bond portfolio was generally determined from quoted market prices for publicly traded securities. Certain of the securities owned by the Company may trade infrequently or not at all; therefore, fair value for these securities was determined by management by evaluating the relationship between quoted market values and carrying value and assigning a liquidity factor to this segment of the investment portfolio.

         Allowance for loss on loans serviced. In estimating the fair value of the allowance for loss on loans serviced with recourse, the Company estimated the timing of cash flows and discounted these cash flows using a risk-free interest rate.

         Other assets and other liabilities. Other assets include primarily due from reinsurers, policy loans and accrued interest. Other liabilities are comprised primarily of managed cash overdraft, amounts due investors, escrow accounts and accrued interest payable. In estimating the fair value of these assets and liabilities, the Company scheduled the timing of their estimated cash flows and discounted these cash flows based on a market rate of interest.

         Annuity reserves. The Company's annuity contracts generally do not have a defined maturity and are considered as deposits under SFAS 97. SFAS 107 states that the fair value to be disclosed for deposit liabilities with no defined maturities is the amount payable on demand at the reporting date. Accordingly, the Company has estimated the fair value of its annuity reserves as the cash surrender value of these contracts at December 31, 1994.

         Notes payable. Notes payable consists primarily of amounts payable for the Company's senior unsecured notes and the revolving credit facility.
The fair value of the senior unsecured notes is based upon the estimated current rate offered to the Company for debt of the same remaining maturity. The revolving credit facility provides for revolving credit borrowing at market or prime rates through December 1996. Because of the short term nature of this facility and its pricing structure, its carrying value is considered a reasonable estimate of its fair value.

         The fair values presented herein are based on pertinent information available to management as of December 31, 1994. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

12.      DISCONTINUED OPERATIONS

         On May 7, 1993, the Company decided to divest its subsidiary Foster Mortgage Corporation ("FMC"). As a result of this decision, the operations of FMC have been classified as discontinued operations, and, accordingly, the Consolidated Financial Statements of the Company and the related Notes segregate continuing and discontinued operations. In connection with the decision to dispose of FMC, the Company recorded a $17.6 million after tax loss in its financial statements as of and for the quarter ended March 31, 1993, reflecting the operating loss of FMC for the quarter ended March 31, 1993 of $1.5 million, net of a tax benefit of $.8 million and the estimated loss from disposal of FMC of $16.1 million, net of a tax benefit of $8.3 million. The operating loss from discontinued operations of $3.2 million for the year ended December 31, 1992 is net of a tax benefit of $1.6 million. The Company has not reflected operating losses incurred by FMC subsequent to that date in the Company's financial statements.

         As of November 30, 1993, the servicing rights owned by FMC, which constituted substantially all of its assets, were sold. On December 21, 1993, the institutional lenders under FMC's primary credit facility (the "FMC Institutional Lenders") filed a petition in the U.S. bankruptcy court to cause the remaining affairs of FMC to be wound up under the supervision of the bankruptcy court. The FMC Institutional Lenders filed and the bankruptcy court has approved a plan of liquidation for FMC providing for the appointment of a trustee selected by the FMC Institutional Lenders, disposal of FMC's remaining assets, and distributions to FMC's creditors. The FMC Institutional Lenders allege that FMC has certain claims against the Company, including a claim with respect to the Company's alleged failure to remit all sums due FMC regarding federal income taxes estimated by the FMC Institutional Lenders to range from $2.1 million to $29 million. FMC and the Company executed, subject to the approval of the bankruptcy court, a settlement agreement relating to payments between FMC and the Company in connection with the federal income tax benefits resulting from FMC's losses and to certain prior intercompany payments between FMC and the Company. The settlement agreement included a release by FMC in favor of the Company of any and all claims relating to federal income taxes. The FMC Institutional Lenders opposed the proposed settlement agreement. At the conclusion of a hearing on the proposed settlement on August 18, 1994, the bankruptcy court approved the portion of the settlement providing for a net payment by the Company of $1.65 million to FMC in satisfaction of the federal income tax benefits resulting from FMC's losses and the release of any claims regarding federal income taxes. The Company had previously recorded substantially all of the impact of this portion of the settlement in its prior financial statements. The bankruptcy court declined to approve the other portion of the proposed settlement relating to payments received by the Company from FMC within twelve months of the bankruptcy filing. These matters may be pursued by the trustee under the plan of liquidation approved by the bankruptcy court. If the Company were required to refund such payments, the Company has estimated the potential additional loss to be $1.9 million, net of tax benefits. The decision of the bankruptcy court on the settlement is not final and was appealed by the FMC Institutional Lenders to the U.S. District Court which affirmed the bankruptcy court's decision. The FMC Institutional Lenders have appealed this decision to the U.S. Fifth Circuit Court of Appeals. Management of the Company does not believe that any additional amounts are owed by the Company to FMC and intends to vigorously contest any claims which may be brought against it for such amounts.

         The Company did not guarantee any debt of FMC and believes, based upon advice of its counsel, that it has no responsibility for the obligations of FMC under FMC's primary credit facility or (excluding potential consequences of the bankruptcy filing on certain prior intercompany transactions or potential additional payment for tax benefits as discussed above) for any other liabilities to FMC's lenders.

13.      SEGMENT INFORMATION

         The following table sets forth the Company's revenues, income from continuing operations before income taxes and assets for each of its business segments for the years ended December 31, 1994, 1993 and 1992:

                                                               Year Ended December 31,
                                                  ------------------------------------------------
                                                       1994             1993               1992
                                                  ------------       ------------     ------------
                                                                    (in thousands)
Revenues
         Mortgage . . . . . . . . . . . . . .     $    177,601       $    120,639     $      80,662
         Life insurance . . . . . . . . . . .          138,129            140,179           145,526
         Title insurance  . . . . . . . . . .           45,546             25,106            11,412
         Corporate, other operations, and
              eliminations  . . . . . . . . .           (1,496)            (1,113)           (1,110)
                                                  ------------       ------------     -------------
              Total   . . . . . . . . . . . .     $    359,780       $    284,811     $     236,490
                                                  ============       ============     =============

Income from continuing operations
 before income taxes
         Mortgage . . . . . . . . . . . . . .     $     81,155       $     46,295     $      24,001
         Life insurance . . . . . . . . . . .            9,080              2,635             5,465
         Title insurance  . . . . . . . . . .           (7,751)             1,311               755
         Corporate, other operations, and
              eliminations  . . . . . . . . .           (6,161)            (5,869)           (8,851)
                                                  ------------       ------------     -------------
              Total   . . . . . . . . . . . .     $     76,323       $     44,372     $      21,370
                                                  ============       ============     =============

Assets - Year-end
         Mortgage . . . . . . . . . . . . . .     $    301,330       $    182,672     $     140,893
         Life insurance . . . . . . . . . . .        1,641,026          1,622,879         1,464,475
         Title insurance  . . . . . . . . . .           15,163             15,084             7,928
         Corporate, other operations, and
              eliminations  . . . . . . . . .           25,084             (3,091)           16,091
                                                  ------------       ------------     -------------
                      Total   . . . . . . . .     $  1,982,603       $  1,817,544     $   1,629,387
                                                  ============       ============     =============



14.      CONTINGENCIES

         On March 21, 1994, the United States Court of Appeals for the Eleventh Circuit held, in part, that a lender improperly disclosed the collection of the Florida state intangible tax from the borrower, thereby subjecting the loan to rescission under the Federal Truth-in-Lending Act (the "TILA") by the borrower for three years after it was made. Subsequent to the court's initial decision and prior to its refusal to reconsider its decision, the Florida Legislature amended the language of the intangible tax to clarify the Legislature's previous intention that the intangible tax be disclosed for purposes of the TILA in the manner that had been followed by most lenders in Florida, including the Company. Although the Florida Legislature intended this legislation to apply retroactively, no final court decision has been rendered as to the effect of this legislation on loans originated prior to its effective date. This court decision may also apply to a similar intangible tax imposed by other states.
To its knowledge, as of March 3, 1995, no claims have been filed against the Company under this court decision (other than as a defense in foreclosure proceedings) and no notice of a breach of a representation has been received under the Company's loan sale agreements requesting it to repurchase, cure or substitute other loans for the loans sold. If the intent of the Florida Legislature is not upheld and if a substantial number of claims are filed by borrowers against the Company resulting in rescission or repurchase, the Company's financial statements and operations will be materially adversely affected. As the financial impact, if any, of this contingency cannot presently be reasonably estimated, the Company has made no accrual therefor.

         The Company is the subject of various litigation arising during the ordinary course of business. While the outcome of such litigation cannot be predicted with certainty, management does not expect the resolution of these matters to have a material adverse effect on the financial condition or results of operations of the Company.

15.      QUARTERLY FINANCIAL DATA  (UNAUDITED)

         Summarized quarterly financial data is as follows:

                                                                           Three Months Ended
                                                              ----------------------------------------------
                                                               March 31     June 30     Sept. 30     Dec. 31
                                                              ---------   ---------    ---------   ---------
                                                                  (in thousands, except per share data)

1994
Total revenues                                                $  83,776   $  88,801    $  94,619   $  92,584
Income from continuing operations before income taxes            21,192      22,390       23,487       9,254
Net income                                                       13,710      14,699       15,253       5,872

Per share data - net income:
 Primary                                                      $     .95   $    1.02    $    1.07   $     .41
                                                              =========   =========    =========   =========

 Fully Diluted                                                $     .95   $    1.02    $    1.07   $     .41
                                                              =========   =========    =========   =========


                                                                           Three Months Ended
                                                              ----------------------------------------------
                                                               March 31     June 30     Sept. 30     Dec. 31
                                                              ---------   ---------    ---------   ---------
                                                                  (in thousands, except per share data)
1993
Total revenues  . . . . . . . . . . . . . . . . . . . . .     $  60,933   $  67,883    $  72,468   $  83,527
Income from continuing operations before income taxes . .           875       9,701       15,016      18,780
Net income (loss) . . . . . . . . . . . . . . . . . . . .       (17,016)      6,377        9,827      12,387
Per share data:
 Primary:
  Income from continuing operations . . . . . . . . . . .     $     .05   $     .65    $     .88   $     .93
  Loss from discontinued operations . . . . . . . . . . .         (1.77)      -             -           -
                                                              ----------  ---------    ---------   ---------
     Total  . . . . . . . . . . . . . . . . . . . . . . .     $   (1.72)  $     .65    $     .88   $     .93
                                                              =========   =========    =========   =========
 Fully diluted:
  Income from continuing operations . . . . . . . . . . .     $     .05   $     .65    $     .76   $     .93
  Loss from discontinued operations . . . . . . . . . . .         (1.77)      -             -           -
                                                              ----------  ---------    ---------   ---------
     Total  . . . . . . . . . . . . . . . . . . . . . . .     $   (1.72)  $     .65    $     .76   $     .93
                                                              =========   =========    =========   =========

         Income from continuing operations before income taxes for the fourth quarter of 1994 was reduced primarily by losses of approximately $7.9 million incurred by the Company's title insurance division which primarily related to losses totaling $4.7 million as the result of agents escrow shortages in several states and losses associated with a loan broker in California and a $3.8 million increase in the reserve for future title insurance claims.

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

                     UNITED COMPANIES FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                                    PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Financial Statements

    Included in Part II of this report:
          Independent Auditors' Report                                                            Page        53

          December 31, 1994 and 1993

               Consolidated Balance Sheets                                                        Page        54

          For the three years ended December 31, 1994

               Consolidated Statements of Income                                                  Page        55

               Consolidated Statements of Cash Flows                                              Page        56

               Consolidated Statements of Stockholders' Equity                                    Page        57

          Notes to Consolidated Financial Statements                                              Pages    58-77

Financial Statement Schedules

         Included in Part IV of this report:

         Individual financial statements of the registrant have been omitted because consolidated financial statements of the registrant and its subsidiaries required by Item 8 have been included in Part II of this report and, as of December 31, 1994, the registrant was primarily an operating company and all subsidiaries are wholly owned.


    Schedule II        Valuation and Qualifying Accounts, for the three years ended December 31, 1994.  Page 84

    Schedule V*        Supplementary Insurance Information, for the three years ended December 31, 1994.  Page 85

    Schedule VI*       Reinsurance, for the three years ended December 31, 1994.  Page 86


________________
    * Filed in compliance with Article 7 of Regulation S-X.

Exhibits


 Exhibit No.            Description of Document
 -----------            -----------------------
 3.1(1)                 Articles of Incorporation, as amended

 3.1A(2)                Amendment to Articles of Incorporation effective April 28, 1994

 3.2(1)                 By-Laws, as amended

 4.2(5)                 Series A Junior Participating Preferred Stock Purchase Rights

 10.1(1)                1986 Employee Incentive Stock Option Plan

 10.2(1)                Employee Stock Ownership Plan and Trust

 10.3(1)                Management and compensatory contracts with executive officers and directors

 10.4(1)                Deferred compensation agreements

 10.5(6)                Management Incentive Plan, as amended

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

 10.13(1)               1989 Non-Employee Director Stock Option Plan

 10.14(1)               FMCA, Inc. Note Agreement dated as of October 1, 1990

 10.15(1)               1992 Form 11K, Employees' Savings Plan and Trust

 10.16(3)               Stock Purchase Warrant dated as of July 1, 1993

 10.17(1)               1993 Form 11K, Employees' Savings Plan and Trust

 10.18(6)               1993 Stock Incentive Plan

 10.19(6)               1993 Non-Employee Director Plan

 10.20(4)               1994 Form 11-K, Employees' Savings Plan and Trust

 11.1(7)                Statement regarding computation of per share earnings

 21.1(7)                List of Subsidiaries of the Company

 23.1(7)                Consent of Deloitte & Touche LLP

 27(7)                  Financial Data Schedules


(1) Incorporated herein by reference to the designated Exhibit of the Company's form 10-K dated December 31, 1993.
(2) Incorporated herein by reference to the designated Exhibit of the Company's form 10-Q dated June 30, 1994.
(3) Incorporated herein by reference to the designated Exhibit of the Company's Registration Statement on Form S-3 (SEC File No.
         33-52739).
(4)      To be filed as Amendment to Form 10-K for the year ended December 31,
         1994.
(5) Incorporated by reference to the designated Exhibit of the Company's Form 8-A dated August 5, 1994.
(6) Incorporated by reference from the designated Exhibit of the Company's Proxy Statement filed with the Commission in connection with the 1994 Annual Meeting of Shareholders.
(7)      Filed herewith.
               Exhibit No. 11.1   - Page 89
               Exhibit No. 21.1   - Page 90
               Exhibit No. 23.1   - Page 91
               Exhibit No. 27     - Page 92

Reports on Form 8-K

    None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 17, 1995

                           UNITED COMPANIES FINANCIAL CORPORATION

                           By:     /s/      SHERRY E. ANDERSON
                                   -------------------------------------------
                                            Sherry E. Anderson
                                     Senior Vice President and Secretary


         Pursuant to the requirements of the Securities Exchange Act of 1934 this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 17, 1995.



/s/      HARRIS J. CHUSTZ                                           Chairman of the Board
- ------------------------------------------------------------        (Principal Executive Officer)
                  Harris J. Chustz



/s/      J. TERRELL BROWN                                           Chief Executive Officer, President and
- ------------------------------------------------------------        Director (Principal Executive Officer)
                  J. Terrell Brown



/s/      DALE E. REDMAN                                             Executive Vice President, Chief Financial Officer,
- ------------------------------------------------------------        and Director (Principal Financial Officer)
                   Dale E. Redman



/s/      JESSE O. GRIFFIN                                           Senior Vice President and Controller
- ------------------------------------------------------------        (Principal Accounting Officer)
                 Jesse O. Griffin



/s/      JAMES J. BAILEY, III                                       Director
- ------------------------------------------------------------
               James J. Bailey, III



/s/      ROBERT H. BARROW                                           Director
- ------------------------------------------------------------
                Robert H. Barrow



/s/      RICHARD A. CAMPBELL                                        Director
- --------------------------------------------------------
                Richard A. Campbell


                                   SIGNATURES





/s/      ROBERT D. KILPATRICK                                       Director
- ------------------------------------------------------------
               Robert D. Kilpatrick



/s/      O. MILES POLLARD, JR.                                      Director
- --------------------------------------------------------
               O. Miles Pollard, Jr.



/s/      CHARLES S. PROSSER, M.D.                                   Director
- ------------------------------------------------------------
              Charles S. Prosser, M.D.



/s/      WILLIAM H. WRIGHT, JR.                                     Director
- ------------------------------------------------------------
               William H. Wright, Jr.

                                                                     SCHEDULE II
                     UNITED COMPANIES FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

                  FOR THE THREE YEARS ENDED DECEMBER 31, 1994


==================================================================================================================================
      COLUMN A                                 COLUMN B                 COLUMN C                     COLUMN D       COLUMN E(3)
                                                                        ADDITIONS                  DEDUCTIONS(2)
                                                                   Charged
                                              Balance at          to Costs        Charged                            Balance at
                                              Beginning              and          to Other                              End
Description                                    of Year            Expenses       Accounts(1)                          of Year
- ----------------------------------------------------------------------------------------------------------------------------------
                                                            (in thousands)
December 31, 1994
- -----------------
  Allowance for loan losses                   $      21,017     $     13,457      $       (514)    $     17,452    $     16,508
  Allowance for bond losses                             500              -                                  500             -
  Unearned loan charges                               1,982              -                                  873           1,109
                                              -------------     ------------     -------------     ------------    ------------
          Total                               $      23,499     $     13,457      $       (514)    $     18,825    $     17,617
                                              =============     ============     =============     ============    ============

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

                                                                      SCHEDULE V
                     UNITED COMPANIES FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                      SUPPLEMENTARY INSURANCE INFORMATION

                  For the Three Years Ended December 31, 1994


====================================================================================================================================
       COLUMN A                       COLUMN B      COLUMN C      COLUMN D     COLUMN F     COLUMN G      COLUMN H     COLUMN I & J
                                                                                                                          Deferred
                                                                                                                           Policy
                                                                                                                        Acquisition
                                                                                                                            Cost
                                      Deferred                                                                         Amoritization
                                       Policy        Future                                      Net       Benefits,     and Other
                                    Acquisition      Policy         Unearned     Premium      Investment    Claims       Operating
                                       Costs       Benefits(1)      Premiums    Revenue(3)      Income        Etc.      Expenses(4)
- ------------------------------------------------------------------------------------------------------------------------------------
                                                                                (in thousands)
Year ended December 31, 1994  . . .   $91,915       $1,549,728       $ 4,490      $56,040      $126,988     $21,507       $91,812

Year ended December 31, 1993  . . .   $83,495       $1,420,323       $10,260      $43,119      $110,400     $18,920       $47,714

Year ended December 31, 1992  . . .   $80,007       $1,273,941       $17,138      $33,795      $108,138     $21,159       $32,896





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

                                                                     SCHEDULE VI

                     UNITED COMPANIES FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                                  REINSURANCE

                  FOR THE THREE YEARS ENDED DECEMBER 31, 1994


=================================================================================================================================
            COLUMN A                        COLUMN B          COLUMN C          COLUMN D         COLUMN E           COLUMN F
                                                                                                                   Percentage
                                                              Ceded to           Assumed                           of Amount
                                            Direct             Other            From Other          Net            Assumed to
                                            Amount           Companies          Companies          Amount          Net Amount
- ---------------------------------------------------------------------------------------------------------------------------------
                                                     (in thousands)
December 31, 1994
- -----------------
Life insurance in force . . . . . . .    $    709,883       $    177,585       $  1,106,148     $  1,638,446        67.5%
                                         ============       ============       ============     ============

Premiums
  Life insurance  . . . . . . . . . .    $      7,467       $      1,931       $      2,959     $      8,495        34.8%
  Title insurance . . . . . . . . . .          44,917                250                 -            44,667
  Accident and health
     insurance  . . . . . . . . . . .           3,070                199                  7            2,878
                                         ------------       ------------       ------------     ------------
          Total premiums  . . . . . .    $     55,454       $      2,380       $      2,966     $     56,040         5.3%
                                         ============       ============       ============     ============

December 31, 1993
- -----------------
Life insurance in force . . . . . . .    $    956,788       $    215,918       $  1,106,721     $  1,847,591        59.9%
                                         ============       ============       ============     ============

Premiums
  Life insurance  . . . . . . . . . .    $     12,260       $      2,672       $      2,893     $     12,481        23.2%
  Title insurance . . . . . . . . . .          24,556                121               -              24,435          -
  Accident and health
     insurance  . . . . . . . . . . .           6,418                214                (1)            6,203          -
                                         ------------       ------------       ------------     ------------
          Total premiums  . . . . . .    $     43,234       $      3,007       $      2,892     $     43,119         6.7%
                                         ============       ============       ============     ============

December 31, 1992
- -----------------
Life insurance in force . . . . . . .    $  1,220,191       $    267,942       $    963,449     $  1,915,698        50.3%
                                         ============       ============       ============     ============

Premiums
  Life insurance  . . . . . . . . . .    $     18,437       $      4,761       $      2,468     $     16,144        15.3%
  Title insurance . . . . . . . . . .          10,996                 61               -              10,935          -
  Accident and health
     insurance  . . . . . . . . . . .           6,942                204               (22)            6,716          -
                                         ------------       ------------       ------------     ------------
          Total premiums  . . . . . .    $     36,375       $      5,026       $      2,446     $     33,795         7.2%
                                         ============       ============       ============     ============



                               INDEX TO EXHIBITS

 Exhibit No.            Description of Document
 -----------            -----------------------
 3.1(1)                 Articles of Incorporation, as amended

 3.1A(2)                Amendment to Articles of Incorporation effective April 28, 1994

 3.2(1)                 By-Laws, as amended

 4.2(5)                 Series A Junior Participating Preferred Stock Purchase Rights

 10.1(1)                1986 Employee Incentive Stock Option Plan

 10.2(1)                Employee Stock Ownership Plan and Trust

 10.3(1)                Management and compensatory contracts with executive officers and directors

 10.4(1)                Deferred compensation agreements

 10.5(6)                Management Incentive Plan, as amended

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

 10.13(1)               1989 Non-Employee Director Stock Option Plan

 10.14(1)               FMCA, Inc. Note Agreement dated as of October 1, 1990

 10.15(1)               1992 Form 11K, Employees' Savings Plan and Trust

 10.16(3)               Stock Purchase Warrant dated as of July 1, 1993

 10.17(1)               1993 Form 11K, Employees' Savings Plan and Trust

 10.18(6)               1993 Stock Incentive Plan

 10.19(6)               1993 Non-Employee Director Plan

 10.20(4)               1994 Form 11-K, Employees' Savings Plan and Trust

 11.1(7)                Statement regarding computation of per share earnings

 21.1(7)                List of Subsidiaries of the Company

 23.1(7)                Consent of Deloitte & Touche LLP

 27(7)                  Financial Data Schedules


(1) Incorporated herein by reference to the designated Exhibit of the Company's form 10-K dated December 31, 1993.
(2) Incorporated herein by reference to the designated Exhibit of the Company's form 10-Q dated June 30, 1994.
(3) Incorporated herein by reference to the designated Exhibit of the Company's Registration Statement on Form S-3 (SEC File
         No. 33-52739).
(4)      To be filed as Amendment to Form 10-K for the year ended December 31,
         1994.
(5) Incorporated by reference to the designated Exhibit of the Company's Form 8-A dated August 5, 1994.
(6) Incorporated by reference from the designated Exhibit of the Company's Proxy Statement filed with the Commission in connection with the 1994 Annual Meeting of Shareholders.
(7)      Filed herewith.
               Exhibit No. 11.1      - Page 89
               Exhibit No. 21.1      - Page 90
               Exhibit No. 23.1      - Page 91
               Exhibit No. 27        - Page 92