Form 10-Q
period 1995-03-31
UNITED COMPANIES FINANCIAL CORP
filed 1995-05-15
CIK 217416

================================================================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                     ------------------------------------

                                  FORM 10-Q

(Mark One)
 [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 1995

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

         The number of shares of $2.00 par value common stock issued and outstanding as of May 10, 1995 was 13,908,931, excluding 579,841 treasury shares.

================================================================================

            UNITED COMPANIES FINANCIAL CORPORATION AND SUBSIDIARIES

                               INDEX TO FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1995



                                                                        PAGE
PART I - FINANCIAL INFORMATION

Financial Statements:

Consolidated Balance Sheets
  March 31, 1995 and December 31, 1994  . . . . . . . . . . . . . . .      2

Consolidated Statements of Income
  Three months ended March 31, 1995 and 1994  . . . . . . . . . . . .      3

Consolidated Statements of Cash Flows
  Three months ended March 31, 1995 and 1994  . . . . . . . . . . . .      4

Notes to Consolidated Financial Statements  . . . . . . . . . . . . .     5-9

Management's Discussion and Analysis of Financial Condition
  and Results of Operations   . . . . . . . . . . . . . . . . . . . .   10-23

Review by Independent Accountants . . . . . . . . . . . . . . . . . .     24

Independent Accountants' Report . . . . . . . . . . . . . . . . . . .     25


PART II - OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . .     26

Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     27

Index to Exhibits . . . . . . . . . . . . . . . . . . . . . . . . . .     28

            UNITED COMPANIES FINANCIAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)

                                                                      March 31,
                                                                        1995                   December 31,
                                                                     (Unaudited)                   1994
                                                                     -------------             ------------
Assets
- ------

Cash and cash equivalents . . . . . . . . . . . . . . . . . . .      $     11,591              $    56,359
Temporary investments - reserve accounts  . . . . . . . . . . .            97,821                   81,980
Investment securities
   Trading   . . . . . . . . . . . . . . . . . . . . . . . . .                764                      679
   Available-for-sale   . . . . . . . . . . . . . . . . . . . .         1,058,343                  960,100
   Held-to-maturity   . . . . . . . . . . . . . . . . . . . . .            57,091                   57,391
   Other  . . . . . . . . . . . . . . . . . . . . . . . . . . .            26,756                   26,672
Loans - net . . . . . . . . . . . . . . . . . . . . . . . . . .           394,362                  369,382
Capitalized excess servicing income . . . . . . . . . . . . . .           195,609                  179,065
Deferred policy acquisition costs . . . . . . . . . . . . . . .            92,802                   91,915
Accrued interest receivable . . . . . . . . . . . . . . . . . .            40,101                   37,200
Property - net  . . . . . . . . . . . . . . . . . . . . . . . .            31,747                   30,565
Deferred income tax benefit . . . . . . . . . . . . . . . . . .                 -                    7,420
Net assets of discontinued operations . . . . . . . . . . . . .             8,563                    9,736
Other assets  . . . . . . . . . . . . . . . . . . . . . . . . .            72,256                   69,791
                                                                     -------------             ------------
             Total assets   . . . . . . . . . . . . . . . . . .      $  2,087,806              $ 1,978,255
                                                                     =============             ============

Liabilities and Stockholders' Equity
- ------------------------------------

Annuity reserves  . . . . . . . . . . . . . . . . . . . . . . .      $  1,440,233              $ 1,425,973
Notes payable   . . . . . . . . . . . . . . . . . . . . . . . .           240,342                  213,668
Insurance reserves  . . . . . . . . . . . . . . . . . . . . . .           117,950                  120,992
Allowance for loss on loans serviced  . . . . . . . . . . . . .            29,580                   26,822
Deferred income taxes payable . . . . . . . . . . . . . . . . .            12,301                        -
Other liabilities . . . . . . . . . . . . . . . . . . . . . . .            53,508                   35,550
                                                                     -------------             ------------
        Total liabilities   . . . . . . . . . . . . . . . . . .         1,893,914                1,823,005
                                                                     -------------             ------------

Stockholders' equity:
   Common stock, $2 par value;
          Authorized - 100,000,000 shares;
          Issued - 14,464,790 and 14,270,577 shares . . . . . .            28,930                   28,541
   Additional paid-in capital   . . . . . . . . . . . . . . . .           126,085                  122,670
   Net unrealized loss on securities  . . . . . . . . . . . . .           (21,132)                 (46,858)
   Retained earnings  . . . . . . . . . . . . . . . . . . . . .            73,314                   62,025
   Treasury stock and ESOP debt   . . . . . . . . . . . . . . .           (13,305)                 (11,128)
                                                                     -------------             ------------
        Total stockholders' equity  . . . . . . . . . . . . . .           193,892                  155,250
                                                                     -------------             ------------
             Total liabilities and stockholders' equity   . . .      $  2,087,806              $ 1,978,255
                                                                     =============             ============

                                 See notes to consolidated financial statements.

            UNITED COMPANIES FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                    Three Months Ended
                                                                                         March 31
                                                                               ---------------------------
                                                                                  1995             1994
                                                                               ----------       ----------
Revenues:
 Interest, charges and fees on loans  . . . . . . . . . . . . . . . . . .      $  30,788        $   27,285
 Loan sale gains  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         26,734            22,554
 Investment income  . . . . . . . . . . . . . . . . . . . . . . . . . . .         25,011            18,221
 Loan servicing income  . . . . . . . . . . . . . . . . . . . . . . . . .          3,484             3,689
 Net insurance premiums   . . . . . . . . . . . . . . . . . . . . . . . .          2,102             3,068
                                                                               ----------       ----------
     Total  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         88,119            74,817
                                                                               ----------       ----------

Expenses:
 Interest on annuity policies   . . . . . . . . . . . . . . . . . . . . .         19,526            17,793
 Personnel  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         17,071            13,507
 Interest   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          5,894             2,425
 Loan loss provision  . . . . . . . . . . . . . . . . . . . . . . . . . .          4,064             3,996
 Insurance commissions  . . . . . . . . . . . . . . . . . . . . . . . . .          3,548             3,423
 Insurance benefits   . . . . . . . . . . . . . . . . . . . . . . . . . .          2,429             3,008
 Other operating  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         16,038             9,833
                                                                               ----------       ----------
     Total  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         68,570            53,985
                                                                               ----------       ----------

Income from continuing operations before income taxes . . . . . . . . . .         19,549            20,832

Provision for income taxes  . . . . . . . . . . . . . . . . . . . . . . .          6,725             7,355
                                                                               ----------        ---------

Income from continuing operations . . . . . . . . . . . . . . . . . . . .         12,824            13,477

Income (loss) from discontinued operations:
 Income (loss) from discontinued operations net of income taxes (benefit) of
   $(201) and $127, respectively  . . . . . . . . . . . . . . . . . . . .           (373)              233
 Gain on disposal, including estimated operating losses during
   phaseout (including income tax benefit of $1,045)  . . . . . . . . . .            245                 -
                                                                               ----------       ----------
     Total  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (128)              233
                                                                               ----------       ----------

Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $  12,696        $   13,710
                                                                               ==========       ==========

Per share data:
  Income from continuing operations . . . . . . . . . . . . . . . . . . .      $     .91        $      .93
  Income (loss) from discontinued operations  . . . . . . . . . . . . . .           (.01)              .02
                                                                               ----------       ----------
  Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $     .90        $      .95
                                                                               ==========       ==========

                                 See notes to consolidated financial statements.

            UNITED COMPANIES FINANCIAL CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                       Three Months Ended March 31,
                                                                                    ---------------------------------
                                                                                       1995                   1994
                                                                                    -----------           -----------
Cash flows from continuing operating activities:
    Income from continuing operations . . . . . . . . . . . . . . . . . . . . . .   $   12,824            $   13,477
    Adjustments to reconcile income from continuing operations to net cash provided (used) by continuing operating activities:
          Increase in deferred policy acquisition costs   . . . . . . . . . . . .         (887)                  (89)
          Decrease (increase) in accrued interest receivable   . . . . . . . . . . .    (2,901)                  753
          Decrease (increase) in other assets  . . . . . . . . . . . . . . . . . . .     7,189                  (155)
          Decrease in insurance reserves   . . . . . . . . . . . . . . . . . . . . .    (3,042)               (3,935)
          Increase in other liabilities  . . . . . . . . . . . . . . . . . . . . . .     1,386                 6,267
          Loan sale gains  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (26,734)              (22,554)
          Amortization of capitalized excess servicing income  . . . . . . . . . . .    13,467                 8,181
          Investment (gains) losses  . . . . . . . . . . . . . . . . . . . . . . . .       (85)                   60
          Interest on annuity policies   . . . . . . . . . . . . . . . . . . . . . .    19,526                17,793
          Loan loss provision  . . . . . . . . . . . . . . . . . . . . . . . . . . .     4,064                 3,996
          Amortization and depreciation  . . . . . . . . . . . . . . . . . . . . . .       945                   703
          Deferred income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . .     5,868                (1,170)
          Proceeds from sales and principal collections of loans
            held for sale   . . . . . . . . . . . . . . . . . . . . . . . . . . .      281,655               201,822
          Originations and purchases of loans held for sale  . . . . . . . . . . . .  (321,427)             (202,041)
          Net cash flows from trading investment securities   . . . . . . . . . .          (84)                  -
                                                                                    -----------           -----------
                Net cash provided (used) by continuing operating activities . . .       (8,236)               23,108
                                                                                    -----------           -----------

Cash flows from investing activities:
          Principal collected on loans held for investment  . . . . . . . . . . .       15,047                18,521
          Originations and acquisition of loans held for investment . . . . . . .       (4,839)                  -
          Increase in reserve accounts  . . . . . . . . . . . . . . . . . . . . .      (15,841)               (7,869)
          Proceeds from sales of available-for-sale securities    . . . . . . . .       17,606                   -
          Proceeds from maturities or calls of investment securities  . . . . . .        5,584                33,449
          Purchases of available-for-sale securities  . . . . . . . . . . . . . .      (81,553)             (106,525)
          Capital expenditures  . . . . . . . . . . . . . . . . . . . . . . . . .       (1,853)                 (863)
                                                                                    -----------           -----------
                Net cash used by investing activities . . . . . . . . . . . . . .      (65,849)              (63,287)
                                                                                    -----------           -----------

Cash flows from financing activities:
          Proceeds from mortgage loan   . . . . . . . . . . . . . . . . . . . . .        1,194                   -
          Increase in revolving credit debt   . . . . . . . . . . . . . . . . . .       35,000                20,000
          Decrease in repurchase agreement  . . . . . . . . . . . . . . . . . . .           -                (24,968)
          Increase (decrease) in debt with maturities of three months or less   .      (11,150)                5,450
          Deposits received from annuities  . . . . . . . . . . . . . . . . . . .       48,563                45,029
          Payments on annuities   . . . . . . . . . . . . . . . . . . . . . . . .      (53,829)              (39,927)
          Cash dividends paid   . . . . . . . . . . . . . . . . . . . . . . . . .       (1,407)               (1,234)
          Increase in managed cash overdraft  . . . . . . . . . . . . . . . . . .       10,092                14,789
          Proceeds from issuance of stock   . . . . . . . . . . . . . . . . . . .           -                  4,545
          Loan made to ESOP   . . . . . . . . . . . . . . . . . . . . . . . . . .         (682)                  -
          Proceeds from exercise of stock options and warrants  . . . . . . . . .        1,536                   206
                                                                                    -----------           -----------
                Net cash provided by financing activities . . . . . . . . . . . .       29,317                23,890
                                                                                    -----------           -----------
Decrease in cash and cash equivalents  . . . . . . . . . . . . . . . . . . . . .       (44,768)              (16,289)
Cash and cash equivalents at beginning of period. . . . . . . . . . . . . . . . .       56,359                39,942
                                                                                    -----------           -----------
Cash and cash equivalents at end of period  . . . . . . . . . . . . . . . . . . .   $   11,591            $   23,653
                                                                                    ===========           ===========

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

    These notes reflect only the major changes from those disclosures contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1994 filed with the United States Securities and Exchange Commission.

    The consolidated results of operations for the three months ended March 31, 1995 and 1994 are not necessarily indicative of the results to be expected for the full year. Certain 1994 amounts have been reclassified to conform with the current year presentations. Such reclassifications had no effect on net income.


2.  DISCONTINUED OPERATIONS.

    On April 10, 1995, the Company made a decision to dispose of its investment in United General Title Insurance Company ("UG Title"), a wholly owned subsidiary of the Company, and, on May 1, 1995, approved a formal plan of disposal. As a result, the operations of UG Title have been classified as discontinued operations, and, accordingly, the consolidated financial statements and the related notes of the Company segregate continuing and discontinued operations. It is anticipated that the disposal will be completed during 1995.

    In connection with the decision to dispose of UG Title, the Company recorded a $128,000 after tax loss in its financial statements as of and for the quarter ended March 31, 1995. Total revenues of UG Title for the three months ended March 31, 1995 and 1994 were $9.0 million and $9.1 million, respectively, and net income (loss) was $(373,000) and $233,000, respectively. Total assets of UG Title at March 31, 1995 and December 31, 1994 were $16.0 million and $18.0 million, respectively.


3.  CASH PAID FOR INTEREST AND INCOME TAXES.

    During the three months ended March 31, 1995 and 1994, the Company paid interest on notes payable in the amount of $2.6 million and $2.5 million, respectively. There were no payments made for income taxes during the three months ended March 31, 1995. During the three months ended March 31, 1994 the Company paid income taxes in the amount of $7.7 million.

4. INVESTMENT SECURITIES.

        At March 31, 1995, the Company's investment securities consisted of the following (in thousands):

                                                     Amortized     Unrealized    Unrealized      Fair
                                                        Cost         Gains         Losses        Value
- ----------------------------------------------------------------------------------------------------------
 Trading
    Common stock                                    $       676   $       109   $        21   $       764
                                                    ===========   ===========   ===========   ===========
 Available-for-sale
    Debt securities
         Corporate . . . . . . . . . . . . . . .    $   318,804   $     3,165   $     5,945   $   316,024
         U.S. Treasury . . . . . . . . . . . . .         10,720            39            97        10,662
         Mortgage-backed . . . . . . . . . . . .        742,730           997        30,430       713,297
         Foreign governments . . . . . . . . . .         17,471           487           283        17,675
         Other . . . . . . . . . . . . . . . . .            425            20             -           445
                                                    -----------   -----------   -----------   -----------
            Total  . . . . . . . . . . . . . . .      1,090,150         4,708        36,755     1,058,103
                                                    -----------   -----------   -----------   -----------
    Equity securities  . . . . . . . . . . . . .            704            35           499           240
                                                    -----------   -----------   -----------   -----------
            Total  . . . . . . . . . . . . . . .    $ 1,090,854   $     4,743   $    37,254   $ 1,058,343
                                                    ===========   ===========   ===========   ===========
 Held-to-maturity
    Debt securities
         Corporate . . . . . . . . . . . . . . .    $    10,488   $       354   $       200   $    10,642
         Mortgage-backed . . . . . . . . . . . .         46,603           709         1,565        45,747
                                                    -----------   -----------   -----------   -----------
            Total  . . . . . . . . . . . . . . .    $    57,091   $     1,063   $     1,765   $    56,389
                                                    ===========   ===========   ===========   ===========
 Other
    Investment in limited
     partnership . . . . . . . . . . . . . . . .    $    26,756                               $    26,756
                                                    ===========                               ===========


    Net unrealized losses on available-for-sale securities in stockholders' equity at March 31, 1995 are presented net of deferred income taxes of $11.4 million. Realized investment gains (losses) for the three months ended March 31, 1995 and 1994 were $85,000 and $(60,000), respectively, and are included in investment income.

5.  LOANS - NET

    The following schedule sets forth the components of Loans owned by the Company at March 31, 1995 and December 31, 1994.


                                        March 31,         December 31,
                                           1995              1994
                                        ------------      ------------
                                                (in thousands)
Home equity  . . . . . . . . .          $   228,175       $  202,551
Commercial . . . . . . . . . .              157,110          155,271
Conventional . . . . . . . . .                1,089            1,106
Foreclosed properties  . . . .               29,321           31,073
Nonrefundable loan fees  . . .               (4,850)          (4,538)
Consumer and other . . . . . .                1,313            1,536
                                        ------------      -----------
              Total  . . . . .          $   412,158       $  386,999
                                        ============      ===========

    Included in owned loans at March 31, 1995 and December 31, 1994 were nonaccrual loans totaling $20.7 million and $21.7 million, respectively.

    The following schedule summarizes the composition of Loans - net at March 31, 1995 and December 31, 1994:


                                                   March 31,       December 31,
                                                     1995              1994
                                                 ------------      ------------
                                                         (in thousands)
         Loans  . . . . . . . . . . . .          $   412,158       $  386,999
         Allowance for loan losses  . .              (16,842)         (16,508)
         Unearned discount  . . . . . .                 (954)          (1,109)
                                                 ------------      -----------
              Loans - net . . . . . . .          $   394,362       $  369,382
                                                 ============      ===========


6.  OTHER ASSETS AND OTHER LIABILITIES.

    At March 31, 1995, other assets included amounts due from reinsurers of $34.5 million and policy loans of $19.8 million compared to $35.0 million and $20.2 million, respectively, at December 31, 1994. In addition, included in other assets at March 31, 1995 and December 31, 1994 was a federal income tax receivable of $9.7 million and $6.2 million, respectively.

    Other liabilities included a $22.9 million and $12.8 million managed cash overdraft at March 31, 1995 and December 31, 1994, respectively.

7.  EMPLOYEE BENEFITS.

    The Company sponsors a leveraged employee stock ownership plan (ESOP) that covers all employees who meet minimum age and service requirements. The Company makes annual contributions to the ESOP in amounts as determined by the Board of Directors. These contributions are used to purchase additional shares and to pay debt service on shares acquired with the proceeds of loans ("leveraged shares"). The ESOP's leveraged shares are initially pledged as collateral for the debt incurred in connection with the acquisition of such shares. As the debt is repaid, shares are released from collateral and allocated to plan participants, based on the proportion of debt service paid in the year. During the first quarter of 1995, the ESOP was granted a $10 million line of credit from a financial institution. At March 31, 1995 the ESOP had notes payable with a balance of $1.6 million under this line of credit. Because the source of the loan payments is primarily contributions received by the ESOP from the Company, such debt is included in the Company's notes payable, with a corresponding reduction of stockholders' equity. In addition, the ESOP has notes payable to the Company with a balance of $5.0 million at March 31, 1995, including loans with a principal balance of $1.9 million made prior to December 31, 1992. The balance of the loans to the Company are also reflected as a reduction of stockholders' equity. In accordance with Statement of Position 93-6 ("SOP 93-6"), leveraged shares purchased subsequent to December 31, 1992 are upon release reflected as compensation expense based on the then current market price of the shares. Shares which have not been committed to be released are not considered outstanding for purposes of the computation of earnings per share. During the three months ended March 31, 1995, 82,500 shares of the Company's common stock which were considered outstanding for earnings per share purposes in prior periods were not considered outstanding. During the first quarter of 1995, approximately 2,700 shares of common stock were committed to be released and as a result the Company recorded compensation expense of approximately $94,000. The Company has elected not to apply the provisions of SOP 93-6 to shares purchased on or before December 31, 1992.


8.  COMMITMENTS AND CONTINGENCIES.

    On March 21, 1994, the United States Court of Appeals for the Eleventh Circuit held, in part, that a lender improperly disclosed the collection of the Florida state intangible tax from the borrower, thereby subjecting the loan to rescission under the Federal Truth-in-Lending Act (the "TILA") by the borrower for three years after it was made. Subsequent to the court's initial decision and prior to its refusal to reconsider its decision, the Florida Legislature amended the language of the intangible tax to clarify the Legislature's previous intention that the intangible tax be disclosed for purposes of the TILA in the manner that had been followed by most lenders in Florida, including the Company. Although the Florida Legislature intended this legislation to apply retroactively, no final court decision has been rendered as to the effect of this legislation on loans originated prior to its effective date. This court decision may also apply to a similar intangible tax imposed by other states. To its knowledge, as of May 12, 1995 no claims have been filed against the Company under this court decision (other than as a defense in foreclosure proceedings) and no notice of a breach of a representation has been received under the Company's loan sale agreements requesting it to repurchase, cure or substitute other loans for the loans sold. If the intent of the Florida Legislature is not upheld and if a substantial number of claims are filed by borrowers against the Company resulting in rescission or repurchase, the Company's financial statements and operations will be materially adversely affected. As the financial impact, if any, of this contingency cannot presently be reasonably estimated, the Company has made no accrual therefor.

    Amendments to the TILA which may become effective on October 1, 1995, impose additional disclosure requirements and prohibit certain prepayment penalty charges, among other requirements, on loans with a specified level of origination fees or a specified interest rate level. A significant percentage of the Company's loans originated after the effective date could be subject to the requirements of this legislation. The Company is currently reviewing this legislation in its final form to determine the impact of its provisions on the Company's business or results of operations.

    As discussed in Note 2 above, the Company has formalized a plan of disposition of its investment in UG Title. In connection therewith, a letter of intent to sell UG Title has been signed which provides a reduction of the sale price for certain claims relating to transactions occurring prior to the date of sale and discovered within twelve months thereafter. The Company has estimated the risk of loss related to such potential claims and recorded a provision for such loss in connection with the disposition. Should such claims materially exceed the Company's estimates for such losses, such consequence will have an adverse impact on the Company's operations by reducing the proceeds to be received from the sale.

    The Company used a prefunding feature in connection with its loan securitization transaction during the first quarter of 1995. At March 31, 1995, approximately $79 million was held in a prefunding account for the purchase of the Company's home equity loans during the second quarter of 1995. Pursuant to this commitment, home equity loans with a remaining principal balance of approximately $79 million will be delivered prior to June 12, 1995.


9.  ACCOUNTING STANDARDS.

    In May, 1993 and in October, 1994 the FASB issued Statements of Financial Accounting Standards Nos. 114 and 118 ("SFAS 114" and "SFAS 118") which address the accounting by creditors for impairment of loans and specify how allowances for credit losses related to certain loans should be determined. The statements also address the accounting by creditors for all loans that are restructured in a troubled debt restructuring involving modification of the terms of a receivable. The implementation of the provisions of SFAS 114 and SFAS 118 in the first quarter of 1995 did not have a material effect on the financial statements of the Company.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

    The following analysis should be read in conjunction with the Company's consolidated financial statements and accompanying notes presented elsewhere herein.

RESULTS OF OPERATIONS

    The Company's financial statements present United General Title Insurance Company ("UG Title") as discontinued operations (see Note 2 to consolidated financial statements). Discussed below are results of continuing operations for the periods presented and certain financial data by business segment for such periods.

THREE MONTHS ENDED MARCH 31, 1995 AND 1994

    Income from continuing operations for the first quarter of 1995 was $12.8 million ($.91 per share based on 14.1 million weighted average shares outstanding) compared to net income of $13.5 million ($.93 per share based on
14.4 million shares outstanding) for the same period of 1994. In comparison to the 1994 period, the decline in income in 1995 was primarily the result of costs of expanding the Company's mortgage operations. Personnel costs in the Company's mortgage division increased approximately $3.9 million as the average number of employees in the unit increased by approximately 300 from the first quarter of 1994 to the same period of 1995. In addition, advertising expenses increased approximately $2.0 million and occupancy costs of the mortgage operations increased approximately $.6 million as the result of an increase in the number of retail branches from 125 at March 31, 1994 to 143 at March 31, 1995. The negative effect on income of these increased expense items was offset to some extent by a $76 million increase in the amount of loans sold, which resulted in an increase in loan sale gains from $22.6 million for the first quarter of 1994 to $26.7 million for the same period in 1995.

    The table below sets forth income from continuing operations before income taxes for each of the Company's business segments and certain home equity loan data for the indicated periods:

                                                                Three Months Ended March 31,
                                                                ----------------------------
                                                                    1995           1994
                                                                  --------       --------
                                                                   (dollars in thousands)
     Mortgage   . . . . . . . . . . . . . . . . . . . . . . .    $   17,903    $   20,350
     Life insurance   . . . . . . . . . . . . . . . . . . . .         3,169         1,579
     Corporate, other operations and eliminations   . . . . .        (1,523)       (1,097)
                                                                 -----------   -----------
        Total   . . . . . . . . . . . . . . . . . . . . . . .    $   19,549    $   20,832
                                                                 ===========   ===========

     Home equity loan originations  . . . . . . . . . . . . .    $  309,290    $  197,357
     Home equity loans sold   . . . . . . . . . . . . . . . .       274,653       198,332
     Interest spread retained on home equity
        loans sold  . . . . . . . . . . . . . . . . . . . . .         4.42%         5.61%

         The following table sets forth certain financial data for the periods indicated.

                                                                Three Months Ended March 31,
                                                                ----------------------------
                                                                    1995           1994
                                                                   ------         ------
                                                                   (dollars in thousands)
     Total revenues   . . . . . . . . . . . . . . . . . . .       $ 88,119      $   74,817
     Total expenses   . . . . . . . . . . . . . . . . . . .         68,570          53,985
     Income from continuing operations
        before income taxes   . . . . . . . . . . . . . . .         19,549          20,832
     Income from continuing operations  . . . . . . . . . .         12,824          13,477


         Revenues. The following table sets forth information regarding the components of the Company's revenues for the three months ended March 31, 1995 and 1994.

                                                                 Three Months Ended March 31,
                                                               -------------------------------
                                                                  1995                 1994
                                                               ----------           ----------
                                                                        (in thousands)
        Interest, charges and fees on loans   . . . . . .      $   30,788           $  27,285
        Loan sale gains   . . . . . . . . . . . . . . . .          26,734              22,554
        Investment income   . . . . . . . . . . . . . . .          25,011              18,221
        Loan servicing income   . . . . . . . . . . . . .           3,484               3,689
        Net insurance premiums  . . . . . . . . . . . . .           2,102               3,068
                                                               ----------           ----------
            Total   . . . . . . . . . . . . . . . . . . .      $   88,119           $  74,817
                                                               ==========           ==========

         Interest, charges and fees on loans increased $3.5 million for the first three months of 1995 compared to the same period of 1994. This line item includes interest on mortgage loans owned by the mortgage and life insurance divisions and loan origination fees earned by the mortgage division. Loan origination fees in excess of direct origination costs on loans held by the Company are recognized over the life of the loan and are recognized at the time of sale on loans sold to third parties. During the three months ended March 31, 1995 and 1994, the Company sold approximately $275 million and $198 million, respectively, in home equity loans and recognized approximately $8.2 million and $7.0 million, respectively, in net loan origination fees in connection with these sales. Other loan income includes primarily prepayment fees, late charges, and insurance commissions.

         The following table presents the composition of interest, charges and fees on loans for the periods indicated.

                                                                 Three Months Ended March 31,
                                                               -------------------------------
                                                                  1995                  1994
                                                               -----------          ----------
                                                                        (in thousands)
        Loan origination fees   . . . . . . . . . . . . .      $    15,502          $  12,465
        Mortgage loan interest  . . . . . . . . . . . . .           10,650             11,258
        Other loan income   . . . . . . . . . . . . . . .            4,636              3,562
                                                               -----------          ---------
           Total    . . . . . . . . . . . . . . . . . . .      $    30,788          $  27,285
                                                               ===========          =========

         The Company estimates that non-accrual loans reduced mortgage loan interest for the first three months of 1995 and 1994 by approximately $2.9 million and $2.5 million, respectively. During the three months ended March 31, 1995 the average amount of non-accrual loans owned by the Company was $21.5 million compared to approximately $28.7 million during the same period of 1994. In addition, the average balance of loans serviced for third parties which were on a non-accrual basis or in foreclosure was $69.3 million and $50.8 million during the first three months of 1995 and 1994, respectively, representing 3.9% and 4.5%, respectively, of the average amount of loans serviced for third parties. The Company is generally obligated to advance interest on delinquent loans which have been sold until satisfaction of the note, liquidation of the collateral or charge off of the delinquent loan. At March 31, 1995, the Company owned approximately $10.5 million of commercial loans which were on an accrual status, but which the Company considers as potential problem loans, compared to $8.2 million at March 31, 1994. The Company evaluates each of these commercial loans to estimate its risk of loss in the investment and provides for such loss through a charge to earnings.

         Loan sale gains increased $4.2 million during the first three months of 1995 over the same period in 1994. Loan sale gains approximate the present value over the estimated lives of the loans of the excess of the contractual rates on the loans sold, over the sum of the pass through rate paid to the buyer, a normal servicing fee, a trustee fee, a surety bond fee, if any, in mortgage-backed securitization transactions, and an estimate of future credit losses. The increase in the amount of loan sale gains was due primarily to a $76 million increase in the amount of loans sold which offset a decline in excess servicing income retained by the Company (i.e., the stated interest rate on the loan less the pass through rate and the normal servicing fee and other applicable recurring fees). Interest spread retained by the Company on loans sold includes the normal servicing fee. During 1994, guidelines were published by Standard & Poor's Ratings Group, a division of McGraw-Hill, Inc., defining a normal servicing fee as 50 basis points for servicing "B" and "C" quality home
equity loans, such as those originated by the Company.   As the result of this
industry data, the servicing fee rate used by the Company in its securitization transactions subsequent to July 1, 1994 has been 50 basis points compared to previous securitizations which include a servicing fee rate of 75 basis points.

         The following table presents information regarding home equity loan sale transactions for the periods indicated.

                                                                  Three Months Ended March 31,
                                                               --------------------------------
                                                                   1995                1994
                                                               -----------          -----------
                                                                    (dollars in thousands)
        Home equity loans sold  . . . . . . . . . . . . .      $   274,653          $   198,332
        Average coupon on home equity loans sold  . . . .           12.65%               11.67%
        Interest spread retained on home equity loans sold           4.42%                5.61%
        Home equity loan sale gains   . . . . . . . . . .      $    26,734          $    22,554


        In comparison to the first quarter of 1994, market interest rates were higher in the first quarter of 1995, and, as a result, the Company experienced a decrease in the weighted average interest spread retained on home equity loans sold from 5.61% in 1994 to 4.42% in 1995. Fluctuations in and the level of market interest rates will impact the interest spread retained by the Company on loans sold, and, potentially, the amount of its loan sale gains. An increase in the level of market interest rates will generally adversely affect the interest spread on loans sold, whereas such interest spread generally widens during a declining interest rate environment. Although actions have been taken by the Company during a rising interest rate environment to mitigate the impact on earnings of fluctuations in market rates, such as increasing the coupon rate charged on its loan products, the effect of such actions will generally lag the impact of market rate fluctuations. The weighted average interest spread retained by the Company on loan sales during the first quarter of 1995 increased to 4.42% from 4.10% retained on loan sales during the fourth quarter of 1994. This increase is primarily attributable to an increase in the weighted average coupon on loans sold which offset an increase in the pass-through rates attributable to such loans.

        Historically, the Company has not entered into commercial interest rate hedge transactions in connection with future loan securitizations; however, during the first quarter of 1995 the Company entered into a hedge with respect to a portion of the home equity mortgage loan securitization transaction to close during the quarter. In addition, the Company has used a prefunding feature in connection with recent loan securitization transactions. The prefunding feature "locks in" the pass-through rate that the Company will pay to the investors on a prefunded amount which will be used to acquire loans at a future date. The Company is obligated for the difference between the earnings on such prefunded amount and the pass-through interest paid to the investors during the period from the date of the closing of the securitization transaction until the date of delivery of the loans. In connection with the home equity loan securitization transaction which closed in the first quarter of 1995, approximately $79 million was held in a prefunding account for purchase of the Company's home equity loans during the second quarter of 1995. Pursuant thereto, home equity loans with a remaining principal balance of approximately $79 million will be delivered prior to June, 1995.

        Investment income totaled $25.0 million on average investments of approximately $1.2 billion for the first three months of 1995 compared to investment income of $18.2 million on average investments of approximately $977 million during the same period of 1994. At March 31, 1995 the amortized cost of the fixed income portfolio totaled $1.1 billion and was comprised principally of $789 million in investment grade mortgage-backed securities and $336 million in investment grade bonds. At March 31, 1995, the weighted average rating of the publicly traded bond portfolio according to nationally recognized rating agencies was "AA". During 1994, the Company established a trading account for a portion of its investment portfolio invested in common stocks. At March 31, 1995, the carrying value of investments in the Company's trading account was $.8 million reflecting an $88,000 net unrealized gain which is included in investment income for the first quarter of 1995.

        Loan servicing income declined $.2 million for the three months ending March 31, 1995 compared to the same period of 1994. Loan servicing income was negatively affected by a $1 million increase in the amortization of prior loan sale gains as the result of an adjustment in the estimated prepayment assumptions of certain mortgage loans serviced by the Company, primarily adjustable rate mortgage loans. This adjustment was made in connection with the Company's evaluation of capitalized excess servicing income which is performed as of each balance sheet date. This evaluation includes an analysis of the prepayment assumptions used in calculating loan sale gains in relation to the current rate of prepayment, and if necessary, revising the estimate using the original discount rate. Any losses arising from adverse prepayment experience are recognized immediately while favorable experience is recognized prospectively. This adjustment offset the impact of a $700 million increase in the average amount of home equity loans serviced by the Company for third parties during the first quarter of 1995 compared to the same period of 1994. In addition, the reduction in the normal servicing fee from 75 to 50 basis points as discussed above has the impact of increasing current revenues (loan
sale gains) while reducing future revenues (loan servicing income).   The
following table reflects the components of loan servicing income for the periods indicated.

                                                                Three Months Ended March 31,
                                                               ------------------------------
                                                                   1995                1994
                                                               ------------         ---------
                                                                         (in thousands)
        Servicing fees earned   . . . . . . . . . . . . .      $   16,951           $ 11,870
        Amortization of capitalized excess
          servicing income  . . . . . . . . . . . . . . .         (13,467)            (8,181)
                                                               -----------          ---------
           Total  . . . . . . . . . . . . . . . . . . . .      $    3,484           $  3,689
                                                               ===========          =========

        Net insurance premiums declined $1.0 million for the first three months of 1995 compared with the same period of 1994. Net insurance premiums reflect the recognition of credit life premiums on policies sold in prior years. The decrease in premium income is primarily the result of UC Life's decision in 1993 to discontinue sales of credit insurance products.

        Expenses. The following table presents the components of the Company's expenses for the periods indicated.

                                                                 Three Months Ended March 31,
                                                                -----------------------------
                                                                    1995              1994
                                                                -----------        ----------
                                                                     (dollars in thousands)
        Interest on annuity policies  . . . . . . . . . . .     $   19,526          $  17,793
        Personnel   . . . . . . . . . . . . . . . . . . . .         17,071             13,507
        Interest  . . . . . . . . . . . . . . . . . . . . .          5,894              2,425
        Loan loss provision   . . . . . . . . . . . . . . .          4,064              3,996
        Insurance commissions   . . . . . . . . . . . . . .          3,548              3,423
        Insurance benefits  . . . . . . . . . . . . . . . .          2,429              3,008
        Other operating   . . . . . . . . . . . . . . . . .         16,038              9,833
                                                                ----------          ---------
           Total    . . . . . . . . . . . . . . . . . . . .     $   68,570          $  53,985
                                                                ==========          =========

        Interest on annuity policies increased $1.7 million for the first three months of 1995 when compared to the same period of 1994 primarily as the result of an increase in annuity reserves. Average annuity reserves were $1.4 billion during the first quarter of 1995, an increase of approximately $127 million from the same period of 1994.

        Personnel expenses increased approximately $3.6 million primarily because of costs associated with the expansion of the Company's mortgage operations and an increase in incentive bonuses based on loan production.

        Interest expense for the first three months of 1995 increased $3.5 million from the same period of 1994 primarily as the result of an increase in the weighted average interest rate on debt outstanding.

        The provision for estimated losses on the commercial mortgage portfolio during the first quarter of 1995 declined approximately $.8 million when compared to the same period of 1994 due to a reduction in the amount of loans serviced and an improved commercial real estate environment. The positive effect of this reduction on net income was offset by an increase in the provision for estimated losses on home-equity loans when compared to the first quarter of 1994.

        Insurance commissions for the first three months of 1995 was $3.5 million compared to $3.4 million for the same period of 1994. Commissions paid on issuance of the Company's single premium deferred annuity products are generally capitalized as deferred policy acquisition costs ("DPAC") and amortized over the estimated life of the policy. During the three months ended March 31, 1995, the Company capitalized approximately $3.9 million in commissions paid on sales of annuities compared to $3.5 million during the same period of 1994. Amortization of commission expense on annuities capitalized in prior periods was $2.6 million during the three months ended March 31, 1995, compared to $2.2 million during the same period of 1994.

        Other operating expenses for the three months ended March 31, 1995 increased approximately $6.2 million when compared to the same period of 1994 primarily as the result of expansion of the Company's mortgage operations, including a $2.0 million increase in advertising expenses, a $.8 million increase in loan purchase premiums and a $.6 million increase in occupancy expenses.

FINANCIAL INFORMATION ON BUSINESS SEGMENTS

        The following tables reflect income from continuing operations before income taxes for each of the Company's business segments for the three months ended March 31, 1995 and 1994, respectively.

                                                      Three Months Ended March 31, 1995
                                              ------------------------------------------------------
                                                                             Corporate,
                                                              Life        Other Operations,
                                             Mortgage       Insurance      & Eliminations     Total
                                             --------       ---------      --------------     -----
                                                                   (in thousands)
Revenues:
   Interest, charges and fees on loans       $   20,140      $  9,267        $  1,381      $  30,788
   Loan sale gains  . . . . . . . . . .          26,734                                       26,734
   Investment income  . . . . . . . . .           1,465        24,145            (599)        25,011
   Loan servicing income  . . . . . . .           4,734          (427)           (823)         3,484
   Net insurance premiums   . . . . . .                         2,102                          2,102
                                             ----------      ---------       ---------     ---------
      Total   . . . . . . . . . . . . .          53,073        35,087             (41)        88,119
                                             ----------      ---------       ---------     ---------

Expenses:
   Interest on annuity policies   . . .                        19,526                         19,526
   Personnel  . . . . . . . . . . . . .          14,530         1,406           1,135         17,071
   Interest   . . . . . . . . . . . . .           3,643           396           1,855          5,894
   Loan loss provision  . . . . . . . .           3,498           566                          4,064
   Insurance commissions  . . . . . . .                         3,444             104          3,548
   Insurance benefits   . . . . . . . .                         2,429                          2,429
   Other operating  . . . . . . . . . .          13,499         4,151          (1,612)        16,038
                                             ----------      ---------       ---------     ---------
      Total   . . . . . . . . . . . . .          35,170        31,918           1,482         68,570
                                             ----------      ---------       ---------     ---------

Income (loss) from continuing operations
     before income taxes  . . . . . . .      $   17,903      $  3,169        $ (1,523)     $  19,549
                                             ==========      =========       =========     =========

                                                       Three Months Ended March 31, 1994
                                             -------------------------------------------------------
                                                                             Corporate,
                                                              Life        Other Operations,
                                             Mortgage       Insurance      & Eliminations     Total
                                             --------       ---------      --------------     -----
                                                                   (in thousands)
Revenues:
   Interest, charges and fees on loans  .    $ 14,798       $ 11,577         $   910       $  27,285
   Loan sale gains  . . . . . . . . . . .      22,554                                         22,554
   Investment income  . . . . . . . . . .         266         18,313            (358)         18,221
   Loan servicing income  . . . . . . . .       4,977            (44)         (1,244)          3,689
   Net insurance premiums   . . . . . . .                      3,068                           3,068
                                             --------       --------         --------      ---------
      Total   . . . . . . . . . . . . . .      42,595         32,914            (692)         74,817
                                             --------       --------         --------      ---------

Expenses:
   Interest on annuity policies   . . . .                     17,793                          17,793
   Personnel  . . . . . . . . . . . . . .      10,612          1,340           1,555          13,507
   Interest   . . . . . . . . . . . . . .       1,216            248             961           2,425
   Loan loss provision  . . . . . . . . .       2,664          1,332                           3,996
   Insurance commissions  . . . . . . . .                      3,360              63           3,423
   Insurance benefits   . . . . . . . . .                      3,008                           3,008
   Other operating  . . . . . . . . . . .       7,752          4,254          (2,173)          9,833
                                             --------        -------         --------      ---------
      Total   . . . . . . . . . . . . . .      22,244         31,335             406          53,985
                                             --------        -------         --------      ---------

Income (loss) from continuing operations
     before income taxes  . . . . . . . .    $ 20,351       $  1,579         $(1,098)      $  20,832
                                             ========       ========         ========      =========

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

          Loans. Substantially all of the loans owned by the Company were originated through the Company's branch (i.e., retail) network or wholesale
loan programs.   In connection with its origination of home equity loans, the
Company relies on thorough underwriting and credit review procedures, a mortgage on the borrower's residence and, in some cases, other security, and, in its retail origination program, contact with borrowers through its branch office system to manage credit risk on its loans. In addition to servicing the loans owned by the Company, the mortgage division serviced approximately $1.9 billion in loans for third parties at March 31, 1995, $1.7 billion of which are home equity loans. Substantially all of the home equity loans serviced for third parties were publicly sold as mortgage backed securities ("pass-through certificates"). The purchasers of the pass-through certificates receive a credit enhanced security which is generally achieved in part by subordinating the excess interest spread retained by the Company to the payment of scheduled principal and interest on the certificates. Such subordination relates to credit losses which may occur after the sale of the loans and continues until the earlier of the payment in full of the loans or termination of the agreement pursuant to which the loans were sold. If cumulative payment defaults exceed the amount subordinated, a third party insurer is obligated to pay any further losses experienced by the owners of the pass-through certificates.

          The Company is also obligated to cure, repurchase or replace loans which may be determined after the sale to violate representations and warranties relating to them and which are made by the Company at the time of the sale. The Company regularly evaluates the quality of the loan portfolio and estimates its risk of loss based upon historical loss experience, prevailing economic conditions, estimated collateral value and such other factors which, in management's judgment, are relevant in estimating the credit
risk in owned and/or serviced loans.   Estimated losses on the owned portfolio
are provided for by an increase in the allowance for loan losses through a charge to current operating income. At March 31, 1995, the Company's allowance for loan losses was $16.8 million. For loans sold, the Company reduces the amount of gain recognized on the sale by the estimated amount of credit losses, and records such amount on its balance sheet in the allowance for loss on loans serviced. At March 31, 1995, the allowance for loss on loans serviced was $29.6 million. The maximum recourse associated with sales of home equity loans according to terms of the loan sale agreements totaled approximately $323 million, of which amount approximately $312 million relates to the subordinated
cash and excess interest spread.   Should credit losses on loans sold
materially exceed the Company's estimates for such losses, such consequence will have a material adverse impact on the Company's operations.

          At March 31, 1995, the contractual balance of loans serviced was approximately $2.2 billion comprised of approximately $387 million serviced for the Company and approximately $1.9 billion serviced for investors. The portfolio is geographically diversified. Although the Company services loans in 46 states, at March 31, 1995 a substantial portion of the loans serviced were originated in Florida (13.4%), Ohio (11.5%) and Louisiana (10.1%), respectively, and no other state accounted for more than 8.0% of the serviced portfolio. Included in the serviced portfolio are commercial loans originated by the Company, a substantial portion of which were originated in Florida (27.4%) and Georgia (16.8%) and no other state accounted for more than 8.5% of the commercial loans serviced. The risk inherent in such concentrations is dependent not only upon regional and general economic stability which affects property values, but also the financial well-being and creditworthiness of the borrower.

          The following table provides a summary of loans owned and/or serviced which are past due 30 days or more, foreclosed properties and loans charged off as of the dates indicated.

                                                               Foreclosed Properties
                                                              -----------------------
                      Contractual  Delinquencies     % of      Owned    Serviced for                  % of
                        Balance     Contractual  Contractual   by the    Third Party    Net Loans    Average
Period Ended           of Loans       Balance       Balance    Company    Investors    Charged Off   Loans*
- ------------        -------------  ------------- -----------  --------  ------------   -----------   -------
                                         (dollars in thousands)
March 31, 1995
- --------------
Home equity . . .     $ 1,895,955     $  134,514    7.09%     $   7,527   $  13,187      $   3,470      .76%
Commercial  . . .         267,291          5,208    1.95%        21,509      10,738            210      .32%
Conventional  . .          70,986          2,634    3.71%           285        -                36      .20%
                      -----------     ----------              ---------   ---------      ---------
     Total  . . .     $ 2,234,232     $  142,356    6.37%     $  29,321   $  23,925      $   3,716
                      ===========     ==========              =========   =========      =========

December 31, 1994
- -----------------
Home equity . . .    $  1,683,698     $  129,203    7.67%     $   8,791   $  11,837      $  11,694     0.84%
Commercial  . . .         274,413          5,377    1.96%        22,131       8,784          5,658     1.83%
Conventional  . .          74,294          2,672    3.60%            35        -               100     0.16%
                     ------------     ----------              ---------   ---------      ---------
     Total  . . .    $  2,032,405     $  137,252    6.75%     $  30,957   $  20,621      $  17,452
                     ------------     ==========              =========   =========      =========

December 31, 1993
- -----------------
Home equity . . .    $  1,125,139     $   92,974    8.26%    $   17,014   $   8,355      $   8,548     0.88%
Commercial  . . .         345,365         19,292    5.59%        20,871       9,275          3,579     0.95%
Conventional  . .          98,277          3,747    3.81%           148        -                77     0.09%
                     ------------     ----------             ----------   ---------      ---------
     Total  . . .    $  1,568,781     $  116,013    7.40%    $   38,033   $  17,630      $  12,204
                     ============     ==========             ==========   =========      =========

*Annualized for the three months ended March 31, 1995.

         Management continues to focus on reducing the level of non-earning
assets owned and/or serviced by expediting the foreclosure process.   The
balance of foreclosed home equity loans owned and/or serviced totaled $20.7 million at March 31, 1995 compared to $22.0 million at March 31, 1994.

         The above delinquency and loan loss experience represents the Company's recent experience. However, the delinquency, foreclosure and net loss percentages may be affected by the increase in the size and relative lack of seasoning of the portfolio. In addition, the Company can neither quantify the impact of property value declines, if any, on the home equity loans nor predict whether or to what extent or how long such declines may exist. In a period of such declines, the rates of delinquencies, foreclosures and losses on the home equity loans could be higher than those theretofore experienced in the mortgage lending industry in general. Adverse economic conditions (which may or may not affect real property values) may affect the timely payment by borrowers of scheduled payments of principal and interest on the home equity loans and, accordingly, the actual rates of delinquencies, foreclosures and losses. As a result, the information in the above tables should not be considered as the only basis for assessing the likelihood, amount or severity of delinquencies or losses in the future on home equity loans and no assurance can be given that the delinquency and loss experience presented in the tables will be indicative of such experience on home equity loans.

         A summary analysis of the changes in the Company's allowance for loan losses for the indicated periods is as follows.

                                                                               Three Months Ended March 31,
                                                                         --------------------------------------
                                                                            1995                         1994
                                                                         ----------                   ---------
                                                                                       (in thousands)
              Balance at beginning of period   . . . . . . . . . . .     $   16,508                  $   21,017

              Loans charged to allowance
                  Home equity  . . . . . . . . . . . . . . . . . . .         (3,827)                     (4,029)
                  Commercial . . . . . . . . . . . . . . . . . . . .           (210)                         -
                  Conventional . . . . . . . . . . . . . . . . . . .            (36)                        (15)
                                                                         ----------                  ----------
                                                                             (4,073)                     (4,044)
              Recoveries on loans previously
                charged to allowance . . . . . . . . . . . . . . . .            357                         276
                                                                         ----------                  ----------
              Net loans charged off  . . . . . . . . . . . . . . . .         (3,716)                     (3,768)
              Loan loss provision  . . . . . . . . . . . . . . . . .          4,064                       3,996
              Reserve reclassification . . . . . . . . . . . . . . .            (14)                        (61)
                                                                         ----------                  ----------
              Balance at end of period . . . . . . . . . . . . . . .     $   16,842                  $   21,184
                                                                         ==========                  ==========


              Specific reserves  . . . . . . . . . . . . . . . . . .     $    6,353                  $    8,429
              Unallocated reserves . . . . . . . . . . . . . . . . .         10,489                      12,755
                                                                         ----------                  ----------
              Total reserves . . . . . . . . . . . . . . . . . . . .     $   16,842                  $   21,184
                                                                         ==========                  ==========


         Specific reserves are provided for foreclosures in which the carrying value of the loan exceeds the market value of the collateral. Unallocated reserves are provided for loans not in foreclosure and are calculated primarily using objective measurement techniques. Unallocated reserves also include reserves for active loans which have been modified or indicate potential problems as well as reserves for a $32.5 million subordinated position the Company acquired in connection with the securitization and sale of approximately $230 million in commercial real estate mortgage loans in 1990.
At March 31, 1995, the Company owned $29.3 million of property acquired in settlement of loans, excluding the specific reserves attributed to these properties. These balances are included in the loans owned by the Company.
The specific reserve in the table above is provided to reduce the carrying value of these properties to their market value.

         A summary of the amounts provided by the Company for future credit losses on loans and foreclosed properties owned by the Company and loans sold with recourse (including for purposes hereof loans sold with limited guarantees and subordination of cash and excess interest spread owned by the Company) as of the dates indicated is as follows:

                                                       March 31,      December 31,     March 31,
                                                          1995            1994           1994
                                                      ------------    ------------    -----------
                                                                     (in thousands)
  Allowance for loan losses
     (Applicable to loans and foreclosed properties
     owned by the Company)  . . . . . . . . . .        $  16,842      $   16,508      $   21,184

  Allowance for loss on loans serviced
     (Applicable to loans
     sold with recourse)  . . . . . . . . . . .           29,580          26,822          16,393
                                                       ---------      ----------      ----------
          Total   . . . . . . . . . . . . . . .        $  46,422      $   43,330      $   37,577
                                                       =========      ==========      ==========

     As of March 31, 1995, approximately $1.7 billion of home equity loans sold were serviced by UC Lending under agreements substantially all of which provide for the subordination of cash and excess interest spread owned by the Company for credit losses ("loans sold with recourse"). The maximum recourse associated with sales of home equity loans according to terms of the loan sales agreements was approximately $323 million at March 31, 1995, of which $312 million relates to the subordinated cash and excess interest spread. The Company's estimate of its losses, based on historical loan loss experience, was approximately $29.6 million at March 31, 1995 and is recorded in the Company's allowance for loss on loans serviced. Should credit losses on loans sold with limited recourse, or subordination of cash and excess interest spread owned by the Company, materially exceed the Company's estimate for such losses, such consequence will have a material adverse impact on the Company's operations.

     Recent legal developments related to mortgage loans. On March 21, 1994, the United States Court of Appeals for the Eleventh Circuit held, in part, that a lender improperly disclosed the collection of the Florida state intangible tax from the borrower, thereby subjecting the loan to rescission under the Federal Truth-in-Lending Act (the "TILA") by the borrower for three years after it was made. Subsequent to the court's initial decision and prior to its refusal to reconsider its decision, the Florida Legislature amended the language of the intangible tax to clarify the Legislature's previous intention that the intangible tax be disclosed for purposes of the TILA in the manner that had been followed by most lenders in Florida, including the Company. Although the Florida Legislature intended this legislation to apply retroactively, no final court decision has been rendered as to the effect of this legislation on loans originated prior to its effective date. This court decision may also apply to a similar intangible tax imposed by other states.
To its knowledge, as of May 12, 1995, no claims have been filed against the Company under this court decision (other than as a defense in foreclosure proceedings) and no notice of a breach of a representation has been received under the Company's loan sale agreements requesting it to repurchase, cure or substitute other loans for the loans sold. If the intent of the Florida Legislature is not upheld and if a substantial number of claims are filed by borrowers against the Company resulting in rescission or repurchase, the Company's financial statements and operations will be materially adversely affected. As the financial impact, if any, of this contingency cannot presently be reasonably estimated, the Company has made no accrual therefor.

     Amendments to the TILA which may become effective on October 1, 1995, impose additional disclosure requirements and prohibit certain prepayment penalty charges, among other requirements, on loans with a specified level of origination fees or a specified interest rate level. A significant percentage of the Company's loans originated after the effective date could be subject to the requirements of this legislation. The Company is currently reviewing this legislation in its final form to determine the impact of its provisions on the Company's business or results of operations.

     Investment securities. The Company's investment portfolio consists primarily of mortgage backed securities and corporate bonds, comprising 66% and 29% of the portfolio at March 31, 1995, respectively. At March 31,

1995, approximately 93% of the Company's portfolio of investment securities were classified in an available-for-sale category and the carrying value adjusted to fair value by means of an adjustment to stockholders' equity. The remainder of the portfolio consists primarily of private placements made either directly or through an investment partnership and are classified as held-to-maturity and valued at cost. At March 31, 1995, the Company owned $.8 million in equity securities classified as trading securities. The net unrealized loss in the debt securities portfolio (amortized cost over fair value) at March 31, 1995 was $32.7 million compared to an unrealized loss of $73.9 million at December 31, 1994.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal cash requirements consist of funding loan originations in its mortgage operations and the payment of policyholder claims and surrenders incurred in its life insurance operations. The Company's mortgage operations require continued access to short and long-term sources of debt financing, the sale of loans to United Companies Life Insurance Company ("UC Life") and the sale of loans and asset-backed securities in the secondary market; whereas liquidity requirements for the Company's insurance operations are generally met by funds provided from the sale of annuities and cash flow from its investments in fixed income securities and mortgage loans.

         The following discussion reflects the primary sources of liquidity and capital for each of the Company's primary operating divisions.

         Mortgage. The principal cash requirements of the Company's mortgage operations arise from loan originations, deposits to reserve accounts, repayments of inter-company debt borrowed under the Company's revolving credit facility (the "Bank Facility") and the senior notes due November 1, 1999, payments of operating and interest expenses, and income taxes related to loan sale transactions. Loan originations are funded principally through the Bank Facility and short-term bank facilities pending loan sales to UC Life and in the secondary market. In addition, at March 31, 1995, UC Lending had available a secured warehouse facility provided by the investment bank that acted as sole underwriter of the Company's first quarter public loan securitization transaction. The warehouse facility was directly related to this securitization transaction and initially provided funding for up to $200 million of eligible home equity loans for such securitization and will mature with the closing of the last delivery of loans under the prefunding account relative to this securitization.

         Substantially all of the loans originated or acquired by UC Lending are sold. Net cash from operating activities of the Company in the first quarter of 1995 and 1994 reflects approximately $321 million and $202 million, respectively, in cash used for loan originations and acquisitions. The primary source of funding for loan originations is derived from the reinvestment of proceeds from the ultimate sale of loans in the secondary market which totaled approximately $275 million and $198 million in the three months ended March 31, 1995 and 1994. In connection with the loan sale transactions in the secondary market, third-party surety bonds and cash deposits by the Company as credit enhancements were provided. The loan sale transactions required the subordination of certain cash flows payable to UC Lending and its subsidiaries to the payment of principal and interest due to certificate holders. In connection with these transactions, UC Lending was required, in some instances, to fund an initial deposit, and thereafter, in each transaction, a portion of the amounts receivable by UC Lending and its subsidiaries from the excess interest spread is required to be placed and maintained in a reserve account to the extent of the subordination requirements. The subordination requirements generally provide that the excess interest spread is payable to a reserve account until a specified level of cash, which is less than the maximum subordination amount, is accumulated therein. The capitalized excess servicing income of the Company is subject to being utilized first to replenish cash paid from the reserve account to fund shortfalls in collections from borrowers who default on the payment of principal or interest on the loans underlying the pass-through certificates issued until the total of the Company's deposits into the reserve account equal the maximum subordination amount. In connection with the issuance and sale of approximately $1.8 billion of pass-through certificates through March 31, 1995 under the Company sponsored shelf-registration statement, the subordination amounts aggregate approximately $273 million. After the Company's deposits into the reserve account equal the maximum subordination amount for a transaction, the subordination of the related excess interest spread (including the guarantee fee payable therefrom) for these purposes is terminated. The excess interest spread required to be deposited and maintained in the respective reserve accounts will not be available to support the cash flow requirements of the Company until such amount exceeds the maximum subordinated amount (other than amounts, if any, in excess of the specified levels required to be maintained in the reserve accounts, which may be distributed periodically to the Company). At March 31, 1995, the amounts on deposit in such reserve accounts totaled $97.8 million.

         The expansion of the Company's mortgage division and the increase in the amount of loans originated are capital intensive operations; therefore, adequate credit facilities and other sources of funding, including the ability of the Company to sell loans in the secondary market and to UC Life, are essential for the continuation of and the growth in the Company's loan operations. At March 31, 1995, the Company's debt facilities available to fund general operating needs totaled $276 million, of which $236 million was outstanding, resulting in available, but unfunded debt capacity for general operating needs of $40 million. During the first quarter of 1995, peak borrowings under such credit facilities reached $262 million and rose to $273 million subsequent to quarter end. At December 31, 1994, the Company had $266 million in such debt facilities available with $212 million outstanding, resulting in $54 million in available, but unfunded debt capacity. The Company continues to evaluate its current resources and to explore the feasibility of additional capital market transactions.

         Life insurance. The principal cash requirement of UC Life consists of contractual obligations to policyholders, principally through policy claims and surrenders. The primary sources of funding these obligations, in addition to cash flow from investments, are the sale of annuities. Net cash flow from annuity operations is used to build an investment portfolio, which in turn produces future cash flows from investment income and provides a secondary source of liquidity for this division. Net cash provided by operating activities of the insurance division in the first quarter of 1995 and 1994 was approximately $24.2 million and $19.5 million, respectively, resulting primarily from cash earnings on investments. The Company monitors available cash and cash equivalents to maintain adequate balances for current payments while maximizing cash available for longer term investment activities. The Company's financing activities during the first quarter of 1995 and 1994 reflect approximately $48.6 million and $45.0 million, respectively, in cash received primarily from sales by UC Life of its annuity products. As reflected in the net cash used by investing activities during the same periods, investment purchases were approximately $81.6 million and $106.5 million, respectively, reflecting the investment of these funds and the reinvestment of proceeds from maturities of investments. Cash used by financing activities during these three month periods also reflects payments of $53.8 million and $39.9 million primarily on annuity products resulting from policyholder surrenders and claims. The increase in annuity surrenders during the first quarter of 1995 was expected, due in part to an increase in the amount of annuity policies which were beyond the surrender penalty period. The interest margin on the Company's annuity liabilities during the first quarter of 1995 was 2.38% compared to 2.61% during the same period of 1994. UC Life's investments at March 31, 1995 included approximately $337 million in residential and commercial mortgage loans, and the amortized cost of its bond portfolio included $358 million in corporate and government bonds and private debt placements and $789 million in mortgage-backed securities.

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

         As a Louisiana domiciled insurance company, UC Life is subject to certain regulatory restrictions on the payment of dividends. UC Life had the capacity at March 31, 1995 to pay dividends of $8.2 million. UC Life did not pay any dividends to the Company during 1992, 1993 or 1994 in order to retain capital in UC Life.

ACCOUNTING STANDARDS

         In May 1993 and in October 1994, the FASB issued Statements of Financial Accounting Standards Nos. 114 and 118 ("SFAS 114" and "SFAS 118") which address the accounting by creditors for impairment of loans and specify how allowances for credit losses related to certain loans should be determined. The statements also address the accounting by creditors for all loans that are restructured in a troubled debt restructuring involving modification of terms of a receivable. The implementation of the provisions of SFAS 114 and SFAS 118 in the first quarter of 1995 did not have a material effect on the financial statements of the Company.

                       REVIEW BY INDEPENDENT ACCOUNTANTS


The Company's independent accountants, Deloitte & Touche LLP, have performed a review of the accompanying unaudited consolidated balance sheet as of March 31, 1995 and the related consolidated statements of income and cash flows for the three months ended March 31, 1995 and 1994 and previously audited and expressed an unqualified opinion dated February 28, 1995 on the consolidated financial statements of the Company and its subsidiaries as of December 31, 1994, from which the consolidated balance sheet as of this date is derived.

INDEPENDENT ACCOUNTANTS' REPORT


United Companies Financial Corporation:

We have reviewed the accompanying consolidated balance sheet of United Companies Financial Corporation and subsidiaries as of March 31, 1995, and the related consolidated statements of income and cash flows for the three-month periods ended March 31, 1995 and 1994. These financial statements are the responsibility of the Corporation's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of United Companies Financial Corporation and subsidiaries as of December 31, 1994, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 28, 1995, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1994 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.





/s/  DELOITTE & TOUCHE LLP

Baton Rouge, Louisiana
May 12, 1995

                                    PART II

                               OTHER INFORMATION



Items 1 through 5 - Inapplicable

Item 6. Exhibits and Reports on Form 8-K


         (a)  Exhibits  -   (3)  Amended and restated by-laws
                            (10) Indemnification Agreements
                            (11) Statement re computation of earnings per share
                            (15) Consent of Deloitte & Touche LLP
                            (27) Financial Data Schedule

         (b)  Reports of Form 8-K - None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  UNITED COMPANIES FINANCIAL CORPORATION




Date:   5/12/95                   By:     /s/ J. Terrell Brown
      ----------------                  ----------------------------------------
                                        J. Terrell Brown
                                        President and Chief Executive Officer



Date:   5/12/95                   By:     /s/ Dale E. Redman
      ----------------                  ----------------------------------------
                                        Dale E. Redman
                                        Executive Vice President and Chief
                                         Financial Officer

            UNITED COMPANIES FINANCIAL CORPORATION AND SUBSIDIARIES

                               INDEX TO EXHIBITS


Exhibit No.                                                    Page No.
- -----------                                                    --------

    3                  Amended and restated by-laws             29 - 40

   10                  Indemnification Agreements               41 - 48

   11                  Statement re computation of                   49
                       earnings per share

   15                  Consent of Deloitte & Touche LLP              50

   27                  Financial Data Schedule                       51