Form 10-K/A
UNITED COMPANIES FINANCIAL CORP
filed 1995-05-22
CIK 217416

================================================================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                             -------------------

                                FORM 10-K/A-1

(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 1994

                                       OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from .................. to ...................

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

                         Common Stock, Par Value $2.00
                               (Title of Class)
                              ------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                              -----    -----

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

===============================================================================

                       AMENDMENT TO APPLICATION OR REPORT


                  FILED PURSUANT TO SECTION 12, 13 OR 15(d) OF


                      THE SECURITIES EXCHANGE ACT OF 1934



                     UNITED COMPANIES FINANCIAL CORPORATION



                                AMENDMENT NO. 1



         The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the year ended December 31, 1994 as set forth in the pages attached hereto:



    PART I
         Item 1.   Business
    PART II
         Item 5.   Market for Registrant's Common Stock and Related Security
                   Holder Matters
         Item 6.   Selected Financial Data
         Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
         Item 8.   Financial Statements and Supplementary Data
                   Independent Auditors' Report
    PART IV
         Item 14. Schedule V, Supplementary Insurance Information, for the three years ended December 31, 1994
                   Schedule VI, Reinsurance, for the three years ended December
                   31, 1994
                   Exhibit 11.1, Statement Re Computation of Earnings Per Share
                   Exhibit 23.1, Independent Auditors' Consent




    For convenience, the following items, which have not been amended, are also included in the amended Annual Report on Form 10-K.



    PART I
         Item 2.   Properties
         Item 3.   Legal Proceedings
         Item 4.   Submission of Matters to a Vote of Security Holders
    PART II
         Item 9. Changes in and disagreements with accountants on accounting and financial disclosure matters
    PART III
    PART IV
         Item 14. Schedule II, Valuation and Qualifying Accounts for the three years ended December 31, 1994.
                   Exhibits incorporated by reference
                   Exhibit 21.1 List of Subsidiaries



                 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   UNITED COMPANIES FINANCIAL CORPORATION



                                   By:  /s/     Sherry E. Anderson


                                      ----------------------------------------


                                       Sherry E. Anderson


                                       Senior Vice President and Secretary




Date:       May 22, 1995

                                     PART I

ITEM 1.  BUSINESS

GENERAL


         United Companies Financial Corporation (the "Company" or "UCFC"), founded in 1946, is a financial services holding company having mortgage and insurance operations. The Company's mortgage operations are focused on the origination, sale and servicing of first mortgage, non-conventional, home equity loans. Home equity loan production in 1992, 1993, and 1994 was $301 million, $540 million, and $909 million, respectively. The Company sells substantially all of its home equity loan production through loan securitizations pursuant to which mortgage-backed securities are issued and publicly sold under a Company sponsored shelf registration statement. The Company believes its loan securitizations improve its access to funding and thereby provide a distribution outlet sufficient to meet the Company's expanded home equity loan production. Increased loan production and its reduced cost of funding are the primary reasons that the operating income before income taxes of the Company's mortgage operations rose from $24.0 million in 1992 to $46.3 million in 1993 to $81.2 million in 1994. The Company's insurance operations sell primarily deferred annuities marketed in 47 states, the District of
Columbia and Puerto Rico.   For additional information regarding the Company's
operations by business segment, see Note 14 to Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.


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
                                                               ===========      ===========      ==========

     Loan sales by UC Lending to third party investors  . .    $   977,653      $   462,873      $  271,920
                                                               ===========      ===========      ==========

     Average coupon on loans sold to
       third party investors  . . . . . . . . . . . . . . .         11.80%           12.00%          13.69%
                                                               ===========      ===========      ==========

     Interest spread retained on loans sold   . . . . . . .          4.49%            6.06%           4.56%
                                                               ===========      ===========      ==========

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

         UC Lending originates fixed-rate loans which, in general, fully amortize over a period not to exceed: 360 months for single family, owner occupied first mortgages; 360 months for single family, non-owner occupied first mortgages; 240 months for single family, combination owner occupied/rental property first mortgages; and 180 months for single family, owner occupied second mortgages. The maximum fixed-rate loan amount is generally $500,000 unless a higher amount is specifically approved by the home office. UC Lending, through its wholesale loan programs also originates a fixed rate loan with an original term to maturity of 180 months and an amortization schedule of 360 months ("Balloon Loans"). Balloon loans must be secured by first liens on single family, owner occupied and, in the case of loans originated through the branch network, non-owner occupied, residential properties. Fixed-rate home equity loans secured by second mortgages generally do not exceed $150,000. Adjustable-rate home equity loans, in general, fully amortize over a period not to exceed 360 months. The maximum amount for adjustable-rate home equity loans is $500,000 unless a higher amount is specifically approved by executive management of UC Lending.

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

         Loan-to-Value. The total amount of a home equity loan generally includes origination fees, credit life insurance premium, if any, prepaid interest and other closing costs (such as the cost of an appraisal report and title insurance premiums). Loan-to-value is the percentage equal to the note amount divided by the lesser of appraised value or the purchase price of the real estate. For fixed-rate home equity loans originated through UC Lending's wholesale loan programs, the maximum loan-to-value is 90%, with the maximum for
rural properties generally being 80%.   For home equity loans originated
through UC Lending's branch network, an Underwriting Loan-to-Value Ratio, as described below, is utilized. The total amount of a fixed-rate home equity loan, net of the origination fees, credit life insurance premium, if any, prepaid tax and insurance escrow, real estate tax service fee, loan application fee and prepaid interest, is defined as the "Cash Out." The "Underwriting Loan-to-Value Ratio" for underwriting purposes is the Cash Out divided by the appraised value or purchase price of the property, whichever is less. The Cash Out with respect to fixed-rate loans originated through the branch network is limited to 90% of the lesser of the appraised value or purchase price of the property.

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

         The Company is required under each loan sale agreement to service the mortgage loans either directly or through sub-servicers. Servicing includes, but is not limited to, post-origination loan processing, customer service, remittance handling, collections and liquidations.

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

         Credit Quality of Home Equity Loan Serviced Portfolio. The following table shows selected credit quality data for the home equity loan portfolio serviced by the Company (including loans owned by the Company) as of the dates indicated:

                                                                               December 31,
                                                              ---------------------------------------------
                                                                 1994              1993              1992
                                                              ------------      ----------         --------
                                                                         (dollars in thousands)
         Number of home equity loans  . . . . . . . . . . .         52,289           41,854          37,243
         Dollar amount of home equity loans   . . . . . . .     $1,683,698       $1,125,139        $819,448
         Delinquency period (1)
         30-59 days   . . . . . . . . . . . . . . . . . . .          2.40%            2.32%           2.27%
         60-89 days   . . . . . . . . . . . . . . . . . . .          0.91%            1.02%           1.32%
         90 days and over   . . . . . . . . . . . . . . . .          4.36%            4.92%           5.17%

         Foreclosed properties (2)
         Owned by the Company   . . . . . . . . . . . . . .          0.52%            1.51%           1.60%
         Serviced for third parties   . . . . . . . . . . .          0.70%            0.74%           0.88%

         Net write-offs - for the year ended  . . . . . . .          0.84%            0.88%           0.59%

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

         Since 1985, the Company has sold loans originated by it in the secondary market, initially in transactions with government-sponsored mortgage agencies or conduits and later in private placement transactions with financial institutions. In 1992, the Company participated with a third party in the securitization and sale of pass-through certificates backed by home equity loans originated by the Company. During the second quarter of 1993, a $1 billion shelf registration statement filed with the Securities and Exchange Commission by UCFC Acceptance Corporation, a wholly-owned subsidiary of UC Lending, became effective. This registration statement relates to certificates to be issued and backed by mortgage loans. During 1994, the registration statement was amended to cover an additional $3 billion in principal amount of mortgage- backed securities. Approximately $1.5 billion of mortgage-backed pass-through certificates backed primarily by first mortgage home equity loans originated directly or through correspondents or mortgage brokers, or purchased and re-underwritten by UC Lending or certain subsidiaries or affiliates thereof were registered under the registration statement and publicly sold in 1993 and 1994.

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

         Composition of Serviced Portfolio. The contractual balance of loans owned and/or serviced by UC Lending, substantially all of which it originated, were as follows for the dates indicated:





                                                                               December 31,
                                                               --------------------------------------------
                                                                  1994             1993            1992
                                                               -----------      -----------     -----------
                                                                              (in thosuands)
     OWNED AND SERVICED:
       Home equity  . . . . . . . . . . . . . . . . . . . .    $ 1,683,698      $ 1,125,139     $   819,448
       Commercial   . . . . . . . . . . . . . . . . . . . .        274,413          345,365         404,857
       Conventional   . . . . . . . . . . . . . . . . . . .         74,294           98,277         143,517
                                                               -----------      -----------     -----------

     Total    . . . . . . . . . . . . . . . . . . . . . . .    $ 2,032,405      $ 1,568,781     $ 1,367,822
                                                               ===========      ===========     ===========

     Total serviced for
        third party investors   . . . . . . . . . . . . . .    $ 1,679,874      $ 1,065,549     $   886,888
                                                               ===========      ===========     ===========

     OWNED BY THE COMPANY:
       Home equity  . . . . . . . . . . . . . . . . . . . .    $   203,651      $   318,334     $   274,021
       Commercial   . . . . . . . . . . . . . . . . . . . .        147,722          183,065         204,149
       Conventional   . . . . . . . . . . . . . . . . . . .          1,157            1,833           2,764
                                                               -----------      -----------     -----------

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

     Prepayment Charges. Under certain state laws, prepayment charges may not be imposed after a certain period of time following origination of the mortgage loans with respect to prepayments on mortgage loans secured by liens encumbering owner-occupied residential properties. The absence of such a restraint on prepayment, particularly with respect to fixed-rate loans having higher mortgage rates, may increase the likelihood of refinancing or other early retirement of such mortgage loans.

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

         The interest earned on the annuity contract accumulates on a
tax-deferred basis until withdrawal by the policyholder.   The deferred annuity
contracts written by UC Life generally provide a death benefit equal to the amount of the initial premium plus accumulated interest earned less the amount of any prior withdrawals.


         The following table presents UC Life's annuity sales by state by percent of total premiums for the periods indicated.

                                                                Year Ended December 31,
                                                                -----------------------
                 State                                            1994           1993
                 -----                                            -----          ----
                 Florida  . . . . . . . . . . . .                28.9%            2.9%
                 Louisiana  . . . . . . . . . . .                13.7            12.3
                 Missouri   . . . . . . . . . . .                10.3            22.4
                 Illinois   . . . . . . . . . . .                 8.6            10.4
                 Oklahoma   . . . . . . . . . . .                 6.2             8.0
                 All others   . . . . . . . . . .                32.3            44.0
                                                               -------         -------
                    Total   . . . . . . . . . . .               100.0%          100.0%
                                                               =======         =======

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

         The following table sets forth, at December 31, 1994, certain information regarding UC Life's invested assets:

                                                                        Amortized        Percent of
                                                                          Cost             Total
                                                                       -----------       ----------
                                                                         (dollars in thousands)
Fixed Maturity Securities (1)
       U.S. Government, government agencies & authorities . . . . .   $     10,720             .7%
       Foreign governments and other  . . . . . . . . . . . . . . .         18,858            1.2
       Corporate bonds  . . . . . . . . . . . . . . . . . . . . . .        279,377           18.0
       Mortgage-backed  . . . . . . . . . . . . . . . . . . . . . .        789,922           50.9
                                                                      ------------          -------
            Total . . . . . . . . . . . . . . . . . . . . . . . . .      1,098,877           70.8

Mortgage loans on real estate . . . . . . . . . . . . . . . . . . .        325,440           21.0
Short-term investments  . . . . . . . . . . . . . . . . . . . . . .         54,664            3.5
Investment in limited partnership . . . . . . . . . . . . . . . . .         26,672            1.7
Real estate - investment properties . . . . . . . . . . . . . . . .         20,313            1.3
Policy loans  . . . . . . . . . . . . . . . . . . . . . . . . . . .         20,243            1.3
Capitalized excess servicing income . . . . . . . . . . . . . . . .          5,034             .3
Common and preferred stocks . . . . . . . . . . . . . . . . . . . .            721             .1
                                                                      ------------         --------
            Total . . . . . . . . . . . . . . . . . . . . . . . . .   $  1,551,964          100.0%
                                                                      ============         ========

------------

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

                                                                         AMOUNT          PERCENT OF TOTAL
                                                                         ------          ----------------
                                                                  (dollars in thousands)
         COMMERCIAL MORTGAGE LOANS BY PROPERTY TYPE:
           Retail   . . . . . . . . . . . . . . . . . . . . . . . . .   $    62,716               40.5%
           Office and Warehouse   . . . . . . . . . . . . . . . . . .        39,156               25.3
           Office   . . . . . . . . . . . . . . . . . . . . . . . . .        43,535               28.1
           Other  . . . . . . . . . . . . . . . . . . . . . . . . . .         9,384                6.1
                                                                        -----------              -------
             Total  . . . . . . . . . . . . . . . . . . . . . . . . .   $   154,791              100.0%
                                                                        ===========              =======

         COMMERCIAL MORTGAGE LOANS BY STATE:
           Florida  . . . . . . . . . . . . . . . . . . . . . . . . .   $    34,466               22.3%
           Georgia  . . . . . . . . . . . . . . . . . . . . . . . . .        25,502               16.5
           Colorado   . . . . . . . . . . . . . . . . . . . . . . . .        14,050                9.1
           Louisiana  . . . . . . . . . . . . . . . . . . . . . . . .        16,774               10.8
           Texas  . . . . . . . . . . . . . . . . . . . . . . . . . .        10,625                6.9
           Tennessee  . . . . . . . . . . . . . . . . . . . . . . . .         9,151                5.9
           All Others   . . . . . . . . . . . . . . . . . . . . . . .        44,223               28.5
                                                                        -----------              -------
             Total  . . . . . . . . . . . . . . . . . . . . . . . . .   $   154,791              100.0%
                                                                        ===========              =======

         COMMERCIAL MORTGAGE LOANS BY CONTRACTUAL MATURITY:
           1995   . . . . . . . . . . . . . . . . . . . . . . . . . .   $    16,457               10.6%
           1996   . . . . . . . . . . . . . . . . . . . . . . . . . .        27,284               17.6
           1997   . . . . . . . . . . . . . . . . . . . . . . . . . .        19,461               12.6
           1998   . . . . . . . . . . . . . . . . . . . . . . . . . .        19,055               12.3
           After 1998   . . . . . . . . . . . . . . . . . . . . . . .        72,534               46.9
                                                                        -----------              -------
             Total  . . . . . . . . . . . . . . . . . . . . . . . . .   $   154,791              100.0%
                                                                        ===========              =======


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

DISCONTINUED OPERATIONS


         UG TITLE



         On April 10, 1995, the Company made a decision to dispose of its investment in United General Title Insurance Company ("UG Title"), a wholly owned subsidiary of the Company, and, on May 1, 1995 approved a formal plan of disposal. As a result of the Company's decision to dispose of UG Title, the operations of UG Title have been classified as discontinued operations, and, accordingly, the consolidated financial statements and the related notes of the Company segregate continuing and discontinued operations. It is anticipated that the transaction will be completed during 1995. In connection with the decision to dispose of UG Title, the Company recorded a $128,000 after tax loss in its financial statements as of and for the quarter ended March 31, 1995.



         As discussed above, the Company has formalized a plan of disposition of its investment in UG Title. In connection therewith, a letter of intent to sell UG Title has been signed which provides a reduction of the sale price for certain claims relating to transactions occurring prior to the date of sale and discovered within twelve months thereafter. The Company has estimated the risk of loss related to such potential claims and recorded a provision for such loss in connection with the disposition. Should such claims materially exceed the Company's estimates for such losses, such consequence will have an adverse impact on the Company's operations by reducing the proceeds to be received from the sale.



         UG Title was formed in 1983 to compliment the Company's mortgage operations; however, underwriting of affiliated transactions represented less than 3% of UG Title's business in 1994. At December 31, 1994 UG Title was licensed in 28 states, was represented by approximately 880 independent general agents and had no direct operations. Key markets for UG Title are Colorado,
Louisiana, Florida and California.    During 1994 and 1993, title insurance
premiums were $44.7 million and $24.4 million, respectively.    During 1994, UG
Title experienced a net loss of $5.0 million compared to net income of $.8 million in 1993. Operations in 1994 suffered severely as the result of claims related to agency escrow shortages in several states and losses associated with a loan broker in California. In addition to the incurred losses, the profitability of UG Title in 1994 was negatively impacted by a $3.8 million increase in its reserve for policy losses.



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

         FOSTER MORTGAGE CORPORATION


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

         The Company's loan origination activities are subject to the laws and regulations in each of the states in which those activities are conducted. The Company's activities as a lender are also subject to various federal laws including the Truth-in-Lending Act, the Real Estate Settlement Procedures Act, the Equal Credit Opportunity Act, the Home Mortgage Disclosure Act and the Fair Credit Reporting Act.

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


         Under provisions of the Company's revolving credit facility with a group of commercial banks restricting the payment of dividends, approximately $45.4 million of retained earnings at December 31, 1994, was available for the payment of dividends by the Company. See Notes 6 and 10 of Notes to Consolidated Financial Statements.


                 Approximate Number of Equity Security Holders

                                                            Approximate Number of Shareholders
                 Title of Class                                     As of March 10, 1995
                 --------------                             ----------------------------------------
               Common Stock, $2.00 par value                                3,104

ITEM 6.  SELECTED FINANCIAL DATA



         The selected financial data set forth below are derived from the Company's audited Consolidated Financial Statements.


                                                               Year Ended December 31, (1)
                                           -------------------------------------------------------------------
                                              1994         1993          1992           1991           1990
                                           ----------    ----------    ----------    -----------   -----------
                                                      (dollars in thousands, except per share data)
INCOME STATEMENT DATA:
Interest, charges and fees on loans . .    $ 116,747     $  96,284     $  92,785     $    90,180   $   63,300
Loan sale gains . . . . . . . . . . . .       86,735        59,441        33,475          29,627       18,613
Investment income . . . . . . . . . . .       84,666        75,527        65,548          61,828       65,349
Net insurance premiums  . . . . . . . .       11,373        18,684        22,860          36,269       39,820
Loan servicing income . . . . . . . . .       15,173        10,077        10,611           9,492       10,592
                                           ----------    ----------    ----------    -----------   -----------
Total revenues  . . . . . . . . . . . .      314,694       260,013       225,279         227,396      197,674
Total expenses  . . . . . . . . . . . .      230,620       216,952       204,664         219,580      190,837
                                           ----------    ----------    ----------    -----------   -----------
Income from continuing operations
   before income taxes  . . . . . . . .       84,074        43,061        20,615           7,816        6,837
Provision for income taxes  . . . . . .       29,492        14,744         7,601           3,164        2,473
                                           ----------    ----------    ----------    -----------   -----------
Income from continuing operations . . .       54,582        28,317        13,014           4,652        4,364
Income (loss) from discontinued
   operations . . . . . . . . . . . . .       (5,048)      (16,742)       (2,768)          6,824        3,943
                                           ----------    ----------    ----------    -----------   -----------
  Net income  . . . . . . . . . . . . .    $  49,534     $  11,575     $  10,246     $    11,476   $    8,307
                                           ==========    ==========    ==========    ===========   ===========

PER SHARE DATA (3):
Primary:
  Income from continuing operations . .    $    3.83     $    2.52     $    1.31     $       .47   $      .44
  Income (loss) from discontinued
   operations . . . . . . . . . . . . .         (.35)        (1.51)         (.28)            .69          .40
                                           ----------    ----------    ----------    -----------   -----------
  Net income  . . . . . . . . . . . . .    $    3.48     $    1.01     $    1.03     $      1.16   $      .84
                                           ==========    ==========    ==========    ===========   ===========
Fully Diluted:
  Income from continuing operations . .    $    3.83     $    2.38     $    1.31     $       .47   $      .44
  Income (loss) from discontinued
          operations  . . . . . . . . .         (.35)        (1.41)         (.28)            .69          .40
                                           ----------    ----------    ----------    -----------   -----------
  Net income    . . . . . . . . . . . .    $    3.48     $     .97     $    1.03     $      1.16   $      .84
                                           ==========    ==========    ==========    ===========   ===========


Weighted average shares outstanding
     Primary  . . . . . . . . . . . . .       14,245        11,104         9,917           9,883        9,832
     Fully diluted  . . . . . . . . . .       14,245        11,853         9,917           9,883        9,832


Cash dividends  . . . . . . . . . . . .    $   .3636     $   .3092     $   .2728     $     .2556   $    .2372
Stockholders' equity - year end (2) . .    $   11.34     $   11.45     $    9.70     $      8.94   $     8.08

                                                                 Year Ended December 31,
                                           -------------------------------------------------------------------
                                              1994         1993           1992          1991          1990
                                           ----------    ----------    ----------    -----------   -----------
                                                                  (dollars in thousands)
BALANCE SHEET DATA - YEAR END:
  Investment securities - net (2) . . .    $ 1,044,842    $  902,091   $  759,354    $   376,966   $    588,397
  Loans - net . . . . . . . . . . . . .        369,382       517,720      502,229        604,942        362,164
  Capitalized excess servicing income .        179,065       113,192       72,062         53,942         47,153
  Deferred policy acquisition costs . .         91,915        83,495       80,007         78,599         77,601
  Total assets  . . . . . . . . . . . .      1,978,255     1,817,153    1,627,900      1,492,816      1,363,955
  Annuity reserves  . . . . . . . . . .      1,425,973     1,294,983    1,147,555      1,014,649        875,346
  Notes payable . . . . . . . . . . . .        213,668       155,500      206,850        200,447        216,971
  Total liabilities . . . . . . . . . .      1,823,005     1,663,785    1,531,642      1,404,382      1,284,524
  Stockholders' equity (2)  . . . . . .        155,250       153,368       96,258         88,434         79,430

OTHER DATA:
  Mortgage
    Total loan originations . . . . . . .  $   913,319   $   545,229   $  321,198    $   328,184   $    397,794
    Home equity loan originations . . . .      908,821       539,868      301,234        253,613        224,783
    Average home equity loan size . . . .           41            39           28             24             23
    Home equity loans serviced -
      year end  . . . . . . . . . . . . .    1,683,698     1,125,139      819,448        703,922        575,282
    Total loans serviced - year
      end . . . . . . . . . . . . . . . .    2,032,405     1,568,781    1,367,822      1,344,388      1,175,038
    Average coupon on home equity
      loans originated  . . . . . . . . .        11.7%         11.8%        13.4%            N/A            N/A
    Loan origination fees as % of home
      equity loans  . . . . . . . . . . .         6.0%          7.0%         7.9%           8.2%           7.9%
    Weighted average interest spread
      retained on home equity loans sold         4.49%         6.06%        4.56%          4.42%          4.01%

  Life Insurance
    Annuity sales . . . . . . . . . . . .  $   249,737   $   207,682   $  187,050    $   175,796   $    102,391
    Net interest spread on
      annuities   . . . . . . . . . . . .        2.73%         2.20%        1.84%          1.88%          2.18%
    Investment grade bonds as %
      of invested assets  . . . . . . . .        69.6%         59.6%        54.3%          25.1%          45.5%

_________________________


(1) On April 10, 1995, the Company decided to dispose of its investment in its wholly-owned subsidiary, United General Title Insurance Company ("UG Title"), and on May 1, 1995 approved a formal plan of disposal. In addition, on May 7, 1993, the Company announced its decision to dispose of the net assets and operations of Foster Mortgage Corporation ("FMC"), a wholly-owned subsidiary of the Company. The operations of UG Title and FMC have been reclassified as discontinued operations and the prior years' financial statements of the Company included herewith have been restated accordingly.


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

                   SELECTED INCOME STATEMENT DATA BY SEGMENT


                                                             Year Ended December 31,
                                           -------------------------------------------------------------------
                                              1994          1993          1992          1991          1990
                                           ----------    ----------    ----------    -----------   -----------
                                                                      (in thousands)
MORTGAGE
Interest, charges and fees on loans . .    $  68,658     $  44,797     $  35,003     $    36,174   $   33,029
Investment income . . . . . . . . . . .        2,762         1,054           696           1,137
Loan sale gains . . . . . . . . . . . .       86,289        59,220        29,679          15,571       14,636
Loan servicing income . . . . . . . . .       19,892        15,568        15,284          12,108       10,289
                                           ----------    ----------    ----------    -----------   -----------
Total revenues  . . . . . . . . . . . .      177,601       120,639        80,662          64,990       57,954
Total expenses  . . . . . . . . . . . .       96,446        74,344        56,661          60,592       54,406
                                           ----------    ----------    ----------    -----------   -----------
Income from continuing operations
   before income taxes                        81,155        46,295        24,001           4,398        3,548
                                           ----------    ----------    ----------    -----------   -----------


LIFE INSURANCE
Interest, charges and fees on loans .         43,647        45,561        51,396          51,585       32,399
Investment income . . . . . . . . . .         83,614        75,594        67,287          63,285       65,549
Net insurance premiums  . . . . . . .         11,373        18,684        22,860          36,269       39,820
Loan sale gains . . . . . . . . . . .                                      3,310                        3,977
Loan servicing income . . . . . . . .           (505)          340           673           1,645        2,625
                                           ----------    ----------    ----------    -----------   -----------
Total revenues  . . . . . . . . . . .        138,129       140,179       145,526         152,784      144,370
Total expenses  . . . . . . . . . . .        129,049       137,544       140,061         150,707      131,216
                                           ----------    ----------    ----------    -----------   -----------
Income from continuing
     operations before income taxes .          9,080         2,635         5,465           2,077       13,154
                                           ----------    ----------    ----------    -----------   -----------

CORPORATE, OTHER OPERATIONS AND
  ELIMINATIONS
Income from continuing operations
  before income taxes . . . . . . . .         (6,161)       (5,869)       (8,851)          1,341       (9,865)
                                           ----------    ----------    ----------    -----------   -----------

CONSOLIDATED
Income from continuing operations
  before income taxes . . . . . . . .         84,074        43,061        20,615           7,816        6,837
Provision for income taxes  . . . . .         29,492        14,744         7,601           3,164        2,473
                                           ----------    ----------    ----------    -----------   -----------
Income from continuing operations . .         54,582        28,317        13,014           4,652        4,364
Income (loss) from discontinued
  operations  . . . . . . . . . . . .         (5,048)      (16,742)       (2,768)          6,824        3,943
                                           ----------    ----------    ----------    -----------   -----------
Net income  . . . . . . . . . . . . .      $  49,534     $  11,575     $  10,246     $    11,476   $    8,307
                                           ==========    ==========    ==========    ===========   ===========

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

         The table below sets forth income from continuing operations before income taxes for each of the Company's business segments and certain home equity loan data for the indicated periods:


                                                                Year Ended December 31,
                                                        ---------------------------------------
                                                         1994            1993              1992
                                                         ----            ----              ----
                                                                 (dollars in thousands)
     Mortgage   . . . . . . . . . . . . . . . . . .   $   81,155      $  46,295      $   24,001
     Life insurance   . . . . . . . . . . . . . . .        9,080          2,635           5,465
     Corporate, other operations and eliminations         (6,161)        (5,869)         (8,851)
                                                      -----------     ----------     -----------
       Total  . . . . . . . . . . . . . . . . . . .   $   84,074      $  43,061      $   20,615
                                                      ===========     ==========     ===========

     Home equity loan originations  . . . . . . . .   $  908,821     $  539,868      $  301,234
     Home equity loans sold   . . . . . . . . . . .      977,653        462,873         271,920
     Weighted average interest spread retained
        on home equity loans sold   . . . . . . . .        4.49%          6.06%           4.56%



     The following summary identifies the major factors which influenced the results of operations of the Company's primary operating divisions during the indicated periods.

MORTGAGE.

     The Company's mortgage operations primarily consist of the origination, sale and servicing of first mortgage, non-conventional, home equity loans. Fundamental to the profitability and funding of the Company's mortgage operations is the sale of these loans with servicing rights retained. The majority of the revenue of the mortgage segment is derived from gain recognized on the sale of loans and the recognition of net loan fees at the time of sale of the loans. Net loan fees on loans owned by the Company are recognized over the lives of the loans.

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

     UC  Life  has continued its  efforts to improve the quality and liquidity
of its investment  portfolio.    At December 31, 1994, the weighted average
rating of the publicly traded bond portfolio was "AA", the amortized cost of assets allocated to investments in investment grade fixed maturity securities was $291 million or 25.8% of the portfolio and in investment grade mortgage-backed securities was $790 million or 70.2% of the portfolio. At December 31, 1994 the amortized cost of UC Life's holdings of non-investment grade publicly traded bonds was $18.1 million or 1.7% of the portfolio. UC Life's invested assets also include residential and commercial real estate mortgages originated and serviced by UC Lending; however, the percentage of assets invested in mortgage loans in recent years has been reduced primarily as the result of their disfavor with insurance regulatory authorities and rating agencies.

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



DISCONTINUED OPERATIONS.


     UG TITLE



     On April 10, 1995, the Company made a decision to dispose of its investment in United General Title Insurance Company ("UG Title"), a wholly owned subsidiary of the Company, and, on May 1, 1995 approved a formal plan of disposal. As a result of the Company's decision to dispose of UG Title, the operations of UG Title have been classified as discontinued operations, and, accordingly, the consolidated financial statements and the related notes of the Company segregate continuing and discontinued operations. It is anticipated that the transaction will be completed during 1995. In connection with the decision to dispose of UG Title, the Company recorded a $128,000 after tax loss in its financial statements as of and for the quarter ended March 31, 1995.



     As discussed above, the Company has formalized a plan of disposition of its investment in UG Title. In connection therewith, a letter of intent to sell UG Title has been signed which provides a reduction of the sale price for certain claims relating to transactions occurring prior to the date of sale and discovered within twelve months thereafter. The Company has estimated the risk of loss related to such potential claims and recorded a provision for such loss in connection with the disposition. Should such claims materially exceed the Company's estimates for such losses, such consequence will have an adverse impact on the Company's operations by reducing the proceeds to be received from the sale.



     UG Title was formed in 1983 to compliment the Company's mortgage operations; however, underwriting of affiliated transactions represented less than 3% of UG Title's business in 1994. At December 31, 1994 UG Title was licensed in 28 states, was represented by approximately 880 independent general agents and had no direct operations. Key markets for UG Title are Colorado,
Louisiana, Florida and California.    During 1994 and 1993, title insurance
premiums were $44.7 million and $24.4 million, respectively.    During 1994, UG
Title experienced a net loss of $5.0 million compared to net income of $.8 million in 1993. Operations in 1994 suffered severely as the result of claims related to agency escrow shortages in several states and losses associated with a loan broker in California. In addition to the incurred losses, the profitability of UG Title in 1994 was negatively impacted by a $3.8 million increase in its reserve for policy losses.



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

         FOSTER MORTGAGE CORPORATION


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


         Net income for 1994 was $49.5 million ($3.48 per share based on 14,245,325 weighted average shares outstanding) compared to net income of $11.6 million for 1993 ($.97 per share based on 11,852,764 weighted average shares outstanding). The increase in net income in 1994 resulted primarily from an increase in the gain on sale of loans and an improved interest margin earned on annuities. In addition, as previously discussed in "Discontinued operations", net income for 1994 and 1993 was reduced by a $5.0 million and $16.7 million loss

1994 COMPARED TO 1993


recognized in connection with the Company's decisions to divest United General Title Insurance Company and Foster Mortgage Corporation.


         The following table sets forth certain financial data for the periods indicated.


                                                                         Year Ended December 31,
                                                                    --------------------------------
                                                                     1994                      1993
                                                                    ------                     -----
                                                                              (in thousands)
       Total revenues  . . . . . . . . . . . . . . . . .           $ 314,694                  $ 260,013
       Total expenses  . . . . . . . . . . . . . . . . .             230,620                    216,952
       Income from continuing operations before income
         taxes . . . . . . . . . . . . . . . . . . . . .              84,074                     43,061
       Income from continuing operations   . . . . . . .              54,582                     28,317


         Revenues. The following table sets forth information regarding the components of the Company's revenues for the year ended December 31, 1994 and 1993.


                                                                        Year Ended December 31,
                                                                 -----------------------------------
                                                                  1994                         1993
                                                                 ------                       ------
                                                                             (in thousands)
    Interest, charges and fees on loans  . . . . . . . .        $    116,747               $    96,284
    Loan sale gains  . . . . . . . . . . . . . . . . . .              86,735                    59,441
    Investment income  . . . . . . . . . . . . . . . . .              84,666                    75,527
    Loan servicing income    . . . . . . . . . . . . . .              15,173                    10,077
    Net insurance premiums   . . . . . . . . . . . . . .              11,373                    18,684
                                                                ------------               -----------
        Total  . . . . . . . . . . . . . . . . . . . . .        $    314,694               $   260,013
                                                                ============               ===========



         Interest, charges and fees on loans increased $20.5 million for 1994. This line item includes interest on mortgage loans owned by the mortgage and insurance divisions and loan origination fees earned by the mortgage division. Loan origination fees in excess of direct origination costs on each loan held by the Company are recognized over the life of the loan or earlier at the time of sale on a loan sold to third parties. During 1994 and 1993, the Company sold approximately $978 million and $463 million, respectively, in home equity loans and recognized approximately $32.5 million and $18.9 million, respectively, in net loan origination fees in connection with these sales. Other loan income includes primarily prepayment fees, late charges and insurance commissions.




         The following table presents the composition of interest, charges and fees on loans for the periods indicated.



                                                                         Year Ended December 31,
                                                                  ----------------------------------
                                                                    1994                       1993
                                                                  --------                    ------
                                                                             (in thousands)
      Loan origination fees  . . . . . . . . . . . . . . . . .    $   56,576                   $ 35,987
      Mortgage loan interest   . . . . . . . . . . . . . . . .        47,996                     51,763
      Other loan income  . . . . . . . . . . . . . . . . . . .        12,175                      8,534
                                                                  ----------                  ---------
          Total  . . . . . . . . . . . . . . . . . . . . . . .    $  116,747                   $ 96,284
                                                                  ==========                   ========

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

        The following table presents information regarding home equity loan sale transactions for the periods indicated.

                                                                               Year Ended December 31,
                                                                              --------------------------
                                                                               1994                1993
                                                                              ------              ------
                                                                                (dollars in thousands)
          Home equity loans sold . . . . . . . . . . . . . . . . . . .       $ 977,653          $ 462,873
          Average coupon on home equity loans sold . . . . . . . . . .          11.80%             12.00%
          Weighted interest spread retained on home equity loans sold            4.49%              6.06%
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


        Investment income totaled $84.7 million on average investments of approximately $1.1 billion for 1994 compared to investment income of $75.5 million on average investments of approximately $872 million during the same period of 1993. The impact on revenue of the increased asset base in 1994 was partially offset by lower weighted average investment yields than those obtained during 1993. Investment income for 1994 and 1993 includes investment gains of $.2 million and $.6 million, respectively. At December 31, 1994 the amortized cost of the fixed income portfolio totaled $1.1 billion and was comprised principally of $790 million in investment grade mortgage-backed
securities and $281 million in investment grade bonds.   At December 31, 1994,
the weighted average rating of the publicly traded bond portfolio according to nationally recognized statistical rating agencies was "AA". During 1994, the Company established a trading account for a portion of its investment portfolio invested in common stocks. At December 31, 1994 the carrying value of investments in the Company's trading account was $679,000 reflecting a $22,751 unrealized gain which is included in investment income for 1994.




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


                                                                            Year Ended December 31,
                                                                          ---------------------------
                                                                           1994                1993
                                                                          ------              -------
                                                                                (in thousands)
     Servicing fees earned   . . . . . . . . . . . . . . . . . .        $   55,428          $   31,621
     Amortization of capitalized excess servicing income . . . .           (40,255)            (21,544)
                                                                        -----------         -----------
     Total   . . . . . . . . . . . . . . . . . . . . . . . . . .        $   15,173          $   10,077
                                                                        ===========         ===========



        Net insurance premiums declined $7.3 million for 1994 compared with 1993. Net insurance premiums reflect revenues associated primarily with credit insurance underwritten by UC Life. The decrease in premium income is primarily the result of the impact of UC Life's decision to discontinue sales of credit insurance products.

         Expenses. The following table presents the components of the Company's expenses for the periods indicated.


                                                                             Year Ended December 31,
                                                                          ----------------------------
                                                                           1994                  1993
                                                                          ------                ------
                                                                                 (in thousands)
 Interest on annuity policies  . . . . . . . . . . . . . . . . .        $    73,065         $    76,086
 Personnel . . . . . . . . . . . . . . . . . . . . . . . . . . .             57,380              40,784
 Interest  . . . . . . . . . . . . . . . . . . . . . . . . . . .             14,563              10,158
 Insurance commissions . . . . . . . . . . . . . . . . . . . . .             14,264              13,920
 Loan loss provision . . . . . . . . . . . . . . . . . . . . . .             13,457              17,343
 Insurance benefits  . . . . . . . . . . . . . . . . . . . . . .             12,654              18,200
 Other operating . . . . . . . . . . . . . . . . . . . . . . . .             45,237              40,461
                                                                         ----------         -----------
     Total . . . . . . . . . . . . . . . . . . . . . . . . . . .         $  230,620         $   216,952
                                                                         ==========         ===========


         Interest on annuity policies declined $3.0 million in 1994 when compared to 1993 as the result of a reduction in the average interest crediting rate on the Company's annuity policies offset by the impact of an increase in annuity reserves. Average annuity reserves were $1.4 billion during the 1994, an increase of approximately $117 million from 1993.


         Personnel expenses increased approximately $16.6 million primarily because of costs associated with the expansion of the Company's mortgage operations, loan production related incentives and an increase in the cost of the Company's employee benefit and incentive plans.



         Insurance commissions for 1994 increased by approximately $.3 million over commissions for the same period of 1993. Commissions paid on issuance of the Company's deferred annuity products are generally capitalized as deferred policy acquisition costs ("DPAC") and amortized over the estimated life of the policy. During 1994, the Company capitalized approximately $20.7 million in commissions paid on sales of annuities compared to $13.7 million during 1993. Amortization of commission expense on annuities capitalized in prior periods was $9.5 million during 1994, compared to $5.6 million during 1993.



         Insurance benefits for 1994 declined $5.5 million compared to 1993 primarily as the result of a reduction in benefits associated with ordinary life and credit insurance products.


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


         Other operating expenses for 1994 increased approximately $4.8 million when compared to 1993 primarily as the result of costs associated with the expansion of the Company's mortgage operations, including a $2.3 million increase in advertising expenses and a $1.3 million increase in occupancy and equipment expenses. Other operating expenses in 1993 included a $2.3 million accrual for the estimated cost of a legal settlement and $1.4 million in estimated losses in connection with termination of a third party administrative contract for credit insurance.

1993 COMPARED TO 1992


         Net income for 1993 was $11.6 million ($.97 per share based on 11,852,764 weighted average shares outstanding) compared to $10.2 million for 1992 ($1.03 per share based on 9,917,217 weighted average shares outstanding). Income from continuing operations was $28.3 million and $13.0 million, respectively, for 1993 and 1992. Operations in 1993 were positively affected by an increase in the interest spread retained on loans sold and an increase in the interest margin earned on annuities offset by a $2.3 million settlement of litigation and $1.4 million estimated loss in connection with the third party administration of credit life business. As previously discussed in Discontinued operations, net income for 1993 was reduced by a $16.7 million loss recognized in connection with the Company's decision to divest Foster Mortgage Corporation compared to a loss of $3.3 million incurred by FMC in 1992. In addition, loss from discontinued operations in 1993 and 1992 includes net income of $.8 million and $.5 million, respectively, earned by UG Title.


         The following table sets forth certain financial data for the periods indicated.


                                                                    Year Ended December 31,
                                                                 ----------------------------
                                                                   1993               1992
                                                                 ---------          ---------
                                                                       (in thousands)
        Total revenues  . . . . . . . . . . . . . . . . . .      $ 260,013          $ 225,279
        Total expenses  . . . . . . . . . . . . . . . . . .        216,952            204,664
        Income from continuing operations
           before income taxes  . . . . . . . . . . . . . .         43,061             20,615
        Income from continuing operations   . . . . . . . .         28,317             13,014


         Revenues. The following table sets forth information regarding the components of the Company's revenues for the year ended December 31, 1993 and 1992.


                                                                    Year Ended December 31,
                                                                 ----------------------------
                                                                   1993               1992
                                                                 ---------          ---------
                                                                       (in thousands)
           Interest, charges and fees on loans  . . . . . . .    $  96,284          $  92,785
           Investment income  . . . . . . . . . . . . . . . .       75,527             65,548
           Loan sale gains  . . . . . . . . . . . . . . . . .       59,441             33,475
           Net insurance premiums . . . . . . . . . . . . . .       18,684             22,860
           Loan servicing income  . . . . . . . . . . . . . .       10,077             10,611
                                                                 ---------          ---------
              Total . . . . . . . . . . . . . . . . . . . . .    $ 260,013          $ 225,279
                                                                 =========          =========




         Interest, charges and fees on loans increased $3.5 million for 1993. This line item includes interest on mortgage loans owned by the mortgage and insurance divisions and loan origination fees earned by the mortgage division. Loan origination fees in excess of direct origination costs on loans held by the Company are recognized over the life of the loan or recognized at the time of sale on loans sold to third parties. During 1993 and 1992, the Company sold approximately $463 million and $272 million, respectively, in home equity loans and recognized approximately $18.9 million and $12.1 million, respectively, in net loan origination fees in connection with these sales. The average loan portfolio owned totaled approximately $487 million during 1993 compared to $540 million during 1992, due to an increased level of loan sales which, in turn, decreased mortgage loan interest. Other loan income includes primarily prepayment fees, late charges, and insurance commissions.

         The following table presents the composition of interest, charges and fees on loans.


                                                                    Year Ended December 31,
                                                                 -----------------------------
                                                                   1993                1992
                                                                 ---------          ---------
                                                                       (in thousands)

        Mortgage loan interest  . . . . . . . . . . . . . . .    $  51,763          $  57,467
        Loan origination fees   . . . . . . . . . . . . . . .       35,987             26,340
        Other loan income   . . . . . . . . . . . . . . . . .        8,534              8,978
                                                                 ---------          ---------
           Total    . . . . . . . . . . . . . . . . . . . . .    $  96,284          $  92,785
                                                                 =========          =========


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


         Investment income totaled $75.5 million on average investments of approximately $872 million for 1993 compared to investment income of $65.5 million on average investments of approximately $690 million during 1992. In addition to the impact on revenue of the increased asset base, investment income during 1993 was increased as the result of a reduction in the amount of funds invested in short term maturities when compared to 1992. Investment income for 1993 and 1992 includes gains on the sale of investments of $.6 million and $3.1 million, respectively. At December 31, 1993, the fixed income portfolio totaled $902 million and was comprised principally of $598 million in investment grade mortgage-backed securities and $238 million in investment grade corporate bonds. At December 31, 1993, the weighted average rating of the publicly traded bond portfolio according to nationally recognized statistical rating agencies was "AA".


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

         The following table presents information regarding home equity loan sale transactions by the Company's mortgage subsidiary for the periods indicated.

                                                                    Year Ended December 31,
                                                                 ----------------------------
                                                                   1993               1992
                                                                 ---------          ---------
                                                                    (dollars in thousands)
           Home equity loans sold . . . . . . . . . . . . . .     $ 462,873         $ 271,920
           Average coupon on home equity loans sold . . . . .        12.00%            13.69%
           Weighted average interest spread retained
             on home equity loans sold  . . . . . . . . . . .         6.06%             4.56%
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


           Net insurance premiums declined $4.2 million during 1993 compared to 1992. The decrease in premium income was primarily the result of a reduction in premiums earned on credit insurance products.


           Loan servicing income declined in 1993 compared to 1992 as the result of higher amortization of capitalized excess servicing income partially offset by an increase in the amount of home equity loans serviced. The following table reflects the components of loan servicing income for the periods indicated.


                                                                    Year Ended December 31,
                                                                 ----------------------------
                                                                   1993               1992
                                                                 ---------          ---------
                                                                        (in thousands)
           Servicing fees earned  . . . . . . . . . . . . . .    $ 31,621           $ 23,021
           Amortization of capitalized excess
             servicing income . . . . . . . . . . . . . . . .     (21,544)           (12,410)
                                                                 ---------          ---------
                Total . . . . . . . . . . . . . . . . . . . .    $ 10,077           $ 10,611
                                                                 =========          =========

           Expenses. The following table presents the components of the Company's expenses for the periods indicated.


                                                                   Year Ended December 31,
                                                                -----------------------------
                                                                   1993               1992
                                                                ----------         ----------
                                                                      (in thousands)
           Interest on annuity policies . . . . . . . . . . .   $  76,086          $  77,268
           Personnel  . . . . . . . . . . . . . . . . . . . .      40,784             34,702
           Insurance commissions  . . . . . . . . . . . . . .      13,920             15,283
           Insurance benefits . . . . . . . . . . . . . . . .      18,200             20,843
           Loan loss provision  . . . . . . . . . . . . . . .      17,343             10,027
           Interest . . . . . . . . . . . . . . . . . . . . .      10,158             12,082
           Other operating  . . . . . . . . . . . . . . . . .      40,461             34,459
                                                                ----------         ----------
              Total   . . . . . . . . . . . . . . . . . . . .   $ 216,952          $ 204,664
                                                                ==========         ==========

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


           Personnel expenses increased approximately $6.1 million primarily because of the costs associated with the geographic expansion of the Company's mortgage operations and incentive compensation paid in connection with loan originations.



           Insurance commissions for 1993 declined by approximately $1.4 million over commissions for 1992 primarily as the result of a decrease in commissions associated with ordinary life and credit insurance products. Commissions paid on issuance of the Company's single premium deferred annuity products are generally capitalized as DPAC and amortized over the estimated life of the policy. During 1993, the Company capitalized approximately $13.7 million in commissions paid on sales of annuities compared to $11.6 million during 1992. Amortization of commission expense on annuities capitalized in prior periods was $5.6 million during 1993, compared to $4.1 million during 1992.


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


           Other operating expenses for 1993 were approximately $6.0 million higher than 1992. Included in other operating expenses is the $2.3 million accrual for the settlement of litigation and approximately $1.4 million in estimated loss recognized in connection with the previously terminated agreement to administer certain blocks of the Company's credit life business.

 FINANCIAL INFORMATION ON BUSINESS SEGMENTS

           The following tables reflect income from continuing operations before income taxes for each of the Company's business segments for the years ended December 31, 1994, 1993 and 1992.


                                                                      Year Ended December 31, 1994
                                                      ------------------------------------------------------------
                                                                                     Corporate,
                                                                       Life       Other Operations
                                                        Mortgage     Insurance     & Eliminations        Total
                                                      ------------   ----------   ----------------   -------------
                                                                             (in thousands)
Revenues:
   Interest, charges and fees on loans  .            $      68,658  $    43,647   $      4,442       $    116,747
   Loan sale gains  . . . . . . . . . . .                   86,289                         446             86,735
   Investment income  . . . . . . . . . .                    2,762       83,614         (1,710)            84,666
   Net insurance premiums   . . . . . . .                                11,373                            11,373
   Loan servicing income  . . . . . . . .                   19,892         (505)        (4,214)            15,173
                                                      ------------  -----------   -------------      ------------
      Total   . . . . . . . . . . . . . .                  177,601      138,129         (1,036)           314,694
                                                      ------------  -----------   -------------      ------------

Expenses:
   Interest on annuity policies   . . . .                                73,065                            73,065
   Personnel  . . . . . . . . . . . . . .                   46,356        4,959          6,065             57,380
   Insurance commissions  . . . . . . . .                                13,710            554             14,264
   Insurance benefits   . . . . . . . . .                                12,654                            12,654
   Loan loss provision  . . . . . . . . .                    8,398        5,059                            13,457
   Interest   . . . . . . . . . . . . . .                    6,496        1,979          6,088             14,563
   Other operating  . . . . . . . . . . .                   35,196       17,623         (7,582)            45,237
                                                      ------------  -----------   -------------      ------------
      Total   . . . . . . . . . . . . . .                   96,446      129,049          5,125            230,620
                                                      ------------  -----------   -------------      ------------

Income (loss) from continuing operations
     before income taxes  . . . . . . . .            $      81,155  $     9,080   $     (6,161)      $     84,074
                                                     =============  ===========   ============       ============

                                                                      Year Ended December 31, 1994
                                                      ------------------------------------------------------------
                                                                                     Corporate,
                                                                       Life       Other Operations
                                                        Mortgage     Insurance     & Eliminations        Total
                                                      ------------   ----------   ----------------   -------------
                                                                             (in thousands)
Revenues:
   Interest, charges and fees on loans  .            $      44,797   $    45,561   $    5,926         $     96,284
   Investment income  . . . . . . . . . .                    1,054        75,594       (1,121)              75,527
   Loan sale gains  . . . . . . . . . . .                   59,220                        221               59,441
   Net insurance premiums   . . . . . . .                                 18,684                            18,684
   Loan servicing income  . . . . . . . .                   15,568           340       (5,831)              10,077
                                                     -------------   -----------   ----------         ------------
      Total . . . . . . . . . . . . . . .                  120,639       140,179         (805)             260,013
                                                     -------------   -----------   ----------         ------------

Expenses:
   Interest on annuity policies   . . . .                                 76,086                            76,086
   Personnel  . . . . . . . . . . . . . .                   31,987         3,878        4,919               40,784
   Insurance commissions  . . . . . . . .                                 13,185          735               13,920
   Insurance benefits   . . . . . . . . .                                 18,200                            18,200
   Loan loss provision  . . . . . . . . .                   12,349         4,994                            17,343
   Interest   . . . . . . . . . . . . . .                    4,315           628        5,215               10,158
   Other operating  . . . . . . . . . . .                   25,693        20,573       (5,805)              40,461
                                                      ------------   -----------   ----------         ------------
      Total   . . . . . . . . . . . . . .                   74,344       137,544        5,064              216,952
                                                      ------------   -----------   ----------         ------------

Income (loss) from continuing operations
     before income taxes  . . . . . . . .             $     46,295   $     2,635   $   (5,869)        $     43,061
                                                      ============   ===========   ==========         ============

                                                                      Year Ended December 31, 1994
                                                      ------------------------------------------------------------
                                                                                     Corporate,
                                                                       Life       Other Operations
                                                        Mortgage     Insurance     & Eliminations        Total
                                                      ------------   ----------   ----------------   -------------
                                                                             (in thousands)
Revenues:
   Interest, charges and fees on loans               $      35,003   $   51,396    $    6,386         $     92,785
   Investment income  . . . . . . . .                          696       67,287        (2,435)              65,548
   Net insurance premiums   . . . . .                                    22,860                             22,860
   Loan sale gains  . . . . . . . . .                       29,679        3,310           486               33,475
   Loan servicing income  . . . . . .                       15,284          673        (5,346)              10,611
                                                      ------------   ----------    ----------         ------------
      Total . . . . . . . . . . . . .                       80,662      145,526          (909)             225,279
                                                      ------------   ----------    ----------         ------------

Expenses:
   Interest on annuity policies   . .                                    77,268                             77,268
   Personnel  . . . . . . . . . . . .                       26,441        3,372         4,889               34,702
   Insurance commissions  . . . . . .                                    14,328           955               15,283
   Insurance benefits   . . . . . . .                                    20,843                             20,843
   Loan loss provision  . . . . . . .                        5,152        4,875                             10,027
   Interest   . . . . . . . . . . . .                        3,995        1,197         6,890               12,082
   Other operating  . . . . . . . . .                       21,073       18,178        (4,792)              34,459
                                                      ------------   ----------    ----------         ------------
      Total   . . . . . . . . . . . .                       56,661      140,061         7,942              204,664
                                                      ------------   ----------    ----------         ------------

Income (loss) from continuing operations
     before income taxes  . . . . . .                 $     24,001   $    5,465    $   (8,851)        $     20,615
                                                      ============   ==========    ==========         ============


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


                                                            Foreclosed Properties
                                                            -----------------------
                      Contractual  Delinquencies     % of      Owned    Serviced for                % of
                        Balance     Contractual  Contractual  by the    Third Party    Net Loans   Average
Year Ended             of Loans       Balance       Balance   Company    Investors    Charged Off   Loans
----------          -----------------------------------------------------------------------------------------
                                                  (dollars in thousands)
December 31, 1994
-----------------
Home equity . . .    $  1,683,698     $  129,203    7.67%    $    8,791   $  11,837  $    11,694    0.84%
Commercial  . . .         274,413          5,377    1.96%        22,131       8,784        5,658    1.83%
Conventional  . .          74,294          2,672    3.60%            35                      100    0.16%
                     ------------     ----------             ----------   ---------  -----------
     Total  . . .    $  2,032,405     $  137,252    6.75%    $   30,957   $  20,621  $    17,452
                     ============     ==========             ==========   =========  ===========

December 31, 1993
-----------------
Home equity . . .    $  1,125,139     $   92,974    8.26%    $   17,014   $   8,355  $     8,548    0.88%
Commercial  . . .         345,365         19,292    5.59%        20,871       9,275        3,579    0.95%
Conventional  . .          98,277          3,747    3.81%           148                       77    0.09%
                     ------------     ----------             ----------   ---------  -----------
     Total  . . .    $  1,568,781     $  116,013    7.40%    $   38,033   $  17,630  $    12,204
                     ============     ==========             ==========   =========  ===========

December 31, 1992
-----------------
Home equity . . .    $    819,448     $   71,762    8.76%    $   13,092   $   7,244  $     4,498    0.59%
Commercial  . . .         404,857         29,954    7.40%        20,976       7,338        4,805    1.14%
Conventional  . .         143,517          2,997    2.08%           291                       86    0.05%
                     ------------     ----------             ----------   ---------  -----------
     Total  . . .    $  1,367,822     $  104,713    7.66%    $   34,359   $  14,582  $     9,389
                     ============     ==========             ==========   =========  ===========



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


         Investment securities. Investment purchases are made with the intention of holding fixed income securities until maturity. Prior to January 1, 1994 securities were generally carried at cost adjusted for discount accretion and premium amortization. At December 31, 1994, the amortized cost of the Company's bond portfolio was $1.1 billion consisting primarily of $790 million in mortgage-backed securities and $269 million in corporate bonds. In connection with the adoption of SFAS 115 (see Note 1.5 of the Notes to the Consolidated Financial Statements), bonds with an amortized cost of approximately $1.0 billion or 92.4% of the Company's portfolio of investment securities were classified in an available-for-sale category and the carrying value adjusted to fair value by means of an adjustment to stockholders' equity. The remainder of the portfolio consists primarily of private placements made either directly or through an investment partnership and are classified as held-to-maturity and valued at cost. At December 31, 1994, the Company owned $.7 million in equity securities classified as trading securities. The net unrealized loss in the bond portfolio (amortized cost over fair value) at December 31, 1994 was $73.9 million compared to an unrealized gain of $31.3 million at December 31, 1993.


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

         Substantially all of the loans originated or acquired by UC Lending are sold. Net cash used by operating activities of the Company in 1994 and 1993, respectively, reflects approximately $948 million and $596 million, respectively, in cash used for loan originations and acquisitions. The primary source of funding for loan originations is derived from the reinvestment of proceeds from the ultimate sale of loans in the secondary market which totaled approximately $978 million and $463 million in 1994 and 1993, respectively. In connection with the loan sale transactions in the secondary market, third-party surety bonds and cash deposits by the Company as credit enhancements were provided. The loan sale transactions required the subordination of certain cash flows payable to UC Lending and its subsidiaries to the payment of principal and interest due to certificate holders. In connection with these transactions, UC Lending was required, in some instances, to fund an initial deposit, and thereafter, in each transaction, a portion of the amounts receivable by UC Lending and its subsidiaries from the excess interest spread is required to be placed and maintained in a reserve account to the extent of the subordination requirements. The subordination requirements generally provide that the excess interest spread is payable to a reserve account until a specified level of cash, which is less than the maximum subordination amount, is accumulated therein. The capitalized excess servicing income of the Company is subject to being utilized first to replenish cash paid from the reserve account to fund shortfalls in collections from borrowers who default on the payment of principal or interest on the loans underlying the pass-through certificates issued until the total of the Company's deposits into the reserve account equal the maximum subordination amount. In connection with the issuance and sale of approximately $1.5 billion of pass-through certificates through December 31, 1994, the subordination amounts aggregate approximately $225 million. After the Company's deposits into the reserve account equal the maximum subordination amount for a transaction, the subordination of the related excess interest spread (including the guarantee fee payable therefrom) for these purposes is terminated. The excess interest spread required to be deposited and maintained in the respective reserve accounts will not be available to support the cash flow requirements of the Company until such amount exceeds the maximum subordinated amount (other than amounts, if any, in excess of the specified levels required to be maintained in the reserve accounts, which may be distributed periodically to the Company). At December 31, 1994, the amounts on deposit in such reserve accounts totaled $82.0 million.

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


As discussed in Note 13 of the Notes to the Consolidated Financial Statements, on May 1, 1995, the Company approved a formal plan of disposal of United General Title Insurance Company. As a result, the accounts of United General Title Insurance Company are presented as discontinued operations in the accompanying Consolidated Financial Statements.


DELOITTE & TOUCHE LLP

Baton Rouge, Louisiana
February 28, 1995


(May 1, 1995 as to Note 13 and Item 14, Schedules V and VI)

            UNITED COMPANIES FINANCIAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS



                                                                                   December 31,
                                                                    ------------------------------------------
                                                                           1994                      1993
Assets                                                              ----------------          ----------------
------                                                                            (in thousands)
Cash and cash equivalents . . . . . . . . . . . . . . . . . . .      $     56,359              $    39,942
Temporary investments - reserve accounts  . . . . . . . . . . .            81,980                   27,672
Investment securities - net
   Trading  . . . . . . . . . . . . . . . . . . . . . . . . . .               679                        -
   Available-for-sale   . . . . . . . . . . . . . . . . . . . .           960,100                        -
   Held-to-maturity   . . . . . . . . . . . . . . . . . . . . .            57,391                  875,393
   Other  . . . . . . . . . . . . . . . . . . . . . . . . . . .            26,672                   26,698
Loans - net . . . . . . . . . . . . . . . . . . . . . . . . . .           369,382                  517,720
Capitalized excess servicing income . . . . . . . . . . . . . .           179,065                  113,192
Deferred policy acquisition costs . . . . . . . . . . . . . . .            91,915                   83,495
Accrued interest receivable . . . . . . . . . . . . . . . . . .            37,200                   30,167
Property - net  . . . . . . . . . . . . . . . . . . . . . . . .            30,565                   28,878
Deferred income tax benefit . . . . . . . . . . . . . . . . . .             7,420                       -
Net assets of discontinued operations . . . . . . . . . . . . .             9,736                   12,285
Other assets  . . . . . . . . . . . . . . . . . . . . . . . . .            69,791                   61,711
                                                                     -------------             ------------
             Total assets   . . . . . . . . . . . . . . . . . .      $  1,978,255              $ 1,817,153
                                                                     =============             ============

Liabilities and Stockholders' Equity
------------------------------------
Annuity reserves  . . . . . . . . . . . . . . . . . . . . . . .      $  1,425,973              $ 1,294,983
Notes payable   . . . . . . . . . . . . . . . . . . . . . . . .           213,668                  155,500
Insurance reserves  . . . . . . . . . . . . . . . . . . . . . .           120,992                  133,587
Allowance for loss on loans serviced  . . . . . . . . . . . . .            26,822                   12,938
Deferred income taxes payable . . . . . . . . . . . . . . . . .                 -                    5,510
Other liabilities . . . . . . . . . . . . . . . . . . . . . . .            35,550                   61,267
                                                                     -------------             ------------
        Total liabilities   . . . . . . . . . . . . . . . . . .         1,823,005                1,663,785
                                                                     -------------             ------------

Stockholders' equity:
   Common stock, $2 par value;
          Authorized - 100,000,000 shares;
          Issued - 14,270,577 and 12,684,858 shares . . . . . .            28,541                   25,370
   Additional paid-in capital   . . . . . . . . . . . . . . . .           122,670                   76,312
   Net unrealized loss on securities  . . . . . . . . . . . . .           (46,858)                      -
   Retained earnings  . . . . . . . . . . . . . . . . . . . . .            62,025                   59,988
   Treasury stock and ESOP debt   . . . . . . . . . . . . . . .           (11,128)                  (8,302)
                                                                     -------------             ------------
        Total stockholders' equity  . . . . . . . . . . . . . .           155,250                  153,368
                                                                     -------------             ------------
             Total liabilities and stockholders' equity   . . .      $  1,978,255              $ 1,817,153
                                                                     =============             ============


                See notes to consolidated financial statements.

            UNITED COMPANIES FINANCIAL CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME


                                                                               Year Ended December 31,
                                                                       --------------------------------------
                                                                           1994          1993          1992
                                                                       ----------     ---------     ---------
                                                                         (in thousands, except per share data)
Revenues:
   Interest, charges and fees on loans  . . . . . . . . . . .      $   116,747     $    96,284      $  92,785
   Loan sale gains  . . . . . . . . . . . . . . . . . . . . .           86,735          59,441         33,475
   Investment income  . . . . . . . . . . . . . . . . . . . .           84,666          75,527         65,548
   Loan servicing income  . . . . . . . . . . . . . . . . . .           15,173          10,077         10,611
   Net insurance premiums   . . . . . . . . . . . . . . . . .           11,373          18,684         22,860
                                                                   ------------    ------------     ----------

     Total  . . . . . . . . . . . . . . . . . . . . . . . . .          314,694         260,013        225,279
                                                                   ------------    ------------     ----------
Expenses:
   Interest on annuity policies   . . . . . . . . . . . . . .           73,065          76,086         77,268
   Personnel  . . . . . . . . . . . . . . . . . . . . . . . .           57,380          40,784         34,702
   Insurance commissions  . . . . . . . . . . . . . . . . . .           14,264          13,920         15,283
   Insurance benefits   . . . . . . . . . . . . . . . . . . .           12,654          18,200         20,843
   Loan loss provision  . . . . . . . . . . . . . . . . . . .           13,457          17,343         10,027
   Interest   . . . . . . . . . . . . . . . . . . . . . . . .           14,563          10,158         12,082
   Other operating  . . . . . . . . . . . . . . . . . . . . .           45,237          40,461         34,459
                                                                   ------------    ------------     ----------
      Total   . . . . . . . . . . . . . . . . . . . . . . . .          230,620         216,952        204,664
                                                                   ------------    ------------     ----------

Income from continuing operations before
   income taxes   . . . . . . . . . . . . . . . . . . . . . .           84,074          43,061         20,615

Provision for income taxes  . . . . . . . . . . . . . . . . .           29,492          14,744          7,601
                                                                   ------------     -----------     ----------

Income from continuing operations . . . . . . . . . . . . . .           54,582          28,317         13,014

Loss from discontinued operations:
   Loss from operations net of applicable tax benefit
     of $2,702, $314 and $1,363   . . . . . . . . . . . . . .           (5,048)           (676)        (2,768)
   Loss on disposal net of applicable tax benefit of $8,326                  -         (16,066)             -
                                                                   ------------    ------------     ----------
      Total   . . . . . . . . . . . . . . . . . . . . . . . .           (5,048)        (16,742)        (2,768)
                                                                   ------------    ------------     ----------


Net income  . . . . . . . . . . . . . . . . . . . . . . . . .      $    49,534     $    11,575      $  10,246
                                                                   ============    ============     ==========

Per share data:
  Primary:
    Income from continuing operations . . . . . . . . . . . .      $      3.83     $      2.52      $    1.31
    Loss from discontinued operations . . . . . . . . . . . .             (.35)          (1.51)          (.28)
                                                                   ------------    ------------     ----------
      Net income  . . . . . . . . . . . . . . . . . . . . . .      $      3.48     $      1.01      $    1.03
                                                                   ============    ============     ==========
  Fully diluted:
    Income from continuing operations . . . . . . . . . . . .      $      3.83     $      2.39      $    1.31
    Loss from discontinued operations . . . . . . . . . . . .             (.35)          (1.42)          (.28)
                                                                   ------------    ------------     ----------
      Net income  . . . . . . . . . . . . . . . . . . . . . .      $      3.48     $       .97      $    1.03
                                                                   ============    ============     ==========


Weighted average shares outstanding
     Primary  . . . . . . . . . . . . . . . . . . . . . . . .           14,245          11,104          9,917
     Fully diluted  . . . . . . . . . . . . . . . . . . . . .           14,245          11,853          9,917


                See notes to consolidated financial statements.

            UNITED COMPANIES FINANCIAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                 Year Ended December 31,
                                                                           -----------------------------------
                                                                              1994        1993         1992
                                                                           ----------   ----------  ----------
                                                                                      (in thousands)

Cash flows from continuing operating activities:
   Income from continuing operations  . . . . . . . . . . . . . . . . .    $  54,582    $  28,317   $  13,014
   Adjustments to reconcile income from continuing operations to net cash provided (used) by continuing operating activities:
        Increase in deferred policy acquisition costs . . . . . . . . .       (8,420)      (3,488)     (1,409)
        Increase in accrued interest receivable . . . . . . . . . . . .       (7,033)      (3,401)     (4,097)
        Decrease (increase) in other assets . . . . . . . . . . . . . .       (8,155)         595       1,973
        Decrease in insurance reserves  . . . . . . . . . . . . . . . .      (12,596)      (8,727)    (11,279)
        Increase (decrease) in other liabilities  . . . . . . . . . . .       (2,829)      18,241        (331)
        Loan sale gains . . . . . . . . . . . . . . . . . . . . . . . .      (86,735)     (59,441)    (33,475)
        Amortization of capitalized excess servicing income . . . . . .       40,255       21,544      12,410
        Investment gains  . . . . . . . . . . . . . . . . . . . . . . .         (219)        (595)     (3,110)
        Interest on annuity policies  . . . . . . . . . . . . . . . . .       73,065       76,086      77,268
        Loan loss provision . . . . . . . . . . . . . . . . . . . . . .       13,457       17,343      10,027
        Amortization and depreciation . . . . . . . . . . . . . . . . .        3,387        3,624       4,197
        Deferred income taxes . . . . . . . . . . . . . . . . . . . . .       12,301       (3,532)     (3,714)
        Proceeds from sales and principal collections of loans
          held for sale . . . . . . . . . . . . . . . . . . . . . . . .      993,032      474,758     311,210
        Originations and purchases of loans held for sale . . . . . . .     (949,448)    (595,893)   (344,584)
        Net cash flows from trading investment securities . . . . . . .         (687)        -           -
                                                                           ----------   ----------  ----------
          Net cash provided (used) by continuing operating activities .      113,957      (34,569)     28,100
                                                                           ----------   ----------  ----------

Cash flows from discontinued operating activities . . . . . . . . . . .        2,889       (5,612)        210
                                                                           ----------   ----------  ----------

Cash flows from investing activities:
   Proceeds from sales of loans held for investment   . . . . . . . . .         -             593      53,096
   Principal collected on loans held for investment   . . . . . . . . .       94,588       95,755      80,381
   Originations and acquisition of loans held for investment  . . . . .       (8,798)      (4,560)     (1,192)
   Increase in reserve accounts   . . . . . . . . . . . . . . . . . . .      (54,308)     (20,046)     (7,627)
   Proceeds from sales of investment securities   . . . . . . . . . . .        9,459       25,475     147,122
   Proceeds from maturities or calls of investment securities   . . . .       76,978      117,117     104,811
   Purchases of held-to-maturity securities   . . . . . . . . . . . . .          -       (283,853)   (631,661)
   Purchases of available-for-sale securities   . . . . . . . . . . . .     (300,384)        -           -
   Capital expenditures   . . . . . . . . . . . . . . . . . . . . . . .       (4,693)        (893)     (1,015)
                                                                           ----------   ----------  -----------
          Net cash used by investing activities . . . . . . . . . . . .     (187,158)     (70,412)   (256,085)
                                                                           ----------   ----------  -----------

Cash flows from financing activities:
   Payments on mortgage loan  . . . . . . . . . . . . . . . . . . . . .         -         (15,750)     (4,697)
   Proceeds from senior debt and mortgage loan  . . . . . . . . . . . .      125,192         -           -
   Increase (decrease) in revolving credit debt   . . . . . . . . . . .      (82,838)     (35,000)     15,000
   Increase (decrease) in repurchase agreement  . . . . . . . . . . . .      (30,000)      30,000        -
   Increase (decrease) in debt with maturities of three months or less        14,250         (600)     (3,900)
   Deposits received from annuities   . . . . . . . . . . . . . . . . .      249,737      207,682     187,050
   Payments on annuities  . . . . . . . . . . . . . . . . . . . . . . .     (191,811)    (136,340)   (131,412)
   Cash dividends paid  . . . . . . . . . . . . . . . . . . . . . . . .       (5,050)      (3,624)     (2,705)
   Increase in managed cash overdraft   . . . . . . . . . . . . . . . .       10,374        2,409        -
   Proceeds from issuance of stock  . . . . . . . . . . . . . . . . . .        4,545       48,714        -
   Increase in unearned ESOP compensation   . . . . . . . . . . . . . .       (2,434)        -           -
   Proceeds from exercise of stock options and warrants   . . . . . . .          542          298          60
                                                                           ----------   ----------  ----------
          Net cash provided by financing activities . . . . . . . . . .       92,507       97,789      59,396
                                                                           ----------   ----------  ----------
Increase (decrease) in cash and cash equivalents  . . . . . . . . . . .       16,417      (12,804)   (168,379)
Cash and cash equivalents at beginning of year  . . . . . . . . . . . .       39,942       52,746     221,125
                                                                           ----------   ----------  ----------
Cash and cash equivalents at end of year  . . . . . . . . . . . . . . .    $  56,359    $  39,942   $  52,746
                                                                           ==========   ==========  ==========


                See notes to consolidated financial statements.

            UNITED COMPANIES FINANCIAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                               Net                      Treasury
                                                              Additional    Unrealized                 Stock and         Total
                                      Common     Preferred     Paid-in        Loss on      Retained       ESOP       Stockholders'
                                       Stock        Stock       Capital      Securities    Earnings       Debt          Equity
                                    ---------    ---------    ----------    -----------    --------     --------    --------------
                                                                            (in thousands)
 Balance, December 31, 1991  . .    $   18,622               $   31,157                   $  44,496    $  (5,841)      $    88,434
 Net income  . . . . . . . . . .                                                             10,246                         10,246
 Dividends paid  . . . . . . . .                                                             (2,705)                        (2,705)
 Decrease in ESOP debt . . . . .                                                                             223               223
 Stock options exercised . . . .           108                      304                                                        412
 Treasury shares acquired  . . .                                                                            (352)             (352)
                                    ----------   ---------   -----------   ------------   ----------   ----------      ------------

 Balance, December 31, 1992  . .        18,730                   31,461                      52,037       (5,970)           96,258
 Net income  . . . . . . . . . .                                                             11,575                         11,575
 Dividends paid  . . . . . . . .                                                             (3,624)                        (3,624)
 Decrease in ESOP debt . . . . .                                                                             147               147
 Stock options exercised . . . .           738                    2,039                                                      2,777
 Treasury shares acquired  . . .                                                                          (2,479)           (2,479)
 Preferred stock issued  . . . .                 $ 20,000        (1,239)                                                    18,761
 Preferred stock converted into
   common stock  . . . . . . . .         3,902    (20,000)       16,098                                                       -
 Common stock issued . . . . . .         2,000                   27,953                                                     29,953
                                    ----------   ---------   -----------   ------------   ----------   ---------       ------------


 Balance, December 31, 1993  . .        25,370      -            76,312                      59,988       (8,302)          153,368
 Net income  . . . . . . . . . .                                                             49,534                         49,534
 Dividends paid  . . . . . . . .         2,592                   39,855                     (47,497)                        (5,050)
 Increase in ESOP debt . . . . .                                                                          (2,222)           (2,222)
 Stock options exercised . . . .           199                    1,948                                                      2,147
 Treasury shares acquired  . . .                                                                            (604)             (604)
 Common stock issued . . . . . .           300                    4,245                                                      4,545
 Common stock warrants
   exercised . . . . . . . . . .            80                      310                                                        390
 Mark-to-market adjustment
   on investments  . . . . . . .                                           $   (46,858)                                    (46,858)
                                    ----------   ---------   -----------   ------------   ----------   ---------       ------------

 Balance, December 31, 1994  . .    $   28,541   $  -        $  122,670    $   (46,858)   $  62,025    $ (11,128)      $   155,250
                                    ==========   =========   ===========   ============   ==========   =========       ============




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


    1.3(b)   Reinsurance.


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

       UC Life has assumed the following reinsurance from other insurers:


                                                      Insurance
                                                      in Force        Premiums
                                                    -----------      ---------
                                                         (in thousands)
                 1994 . . . . . . . . . . . . .     $ 1,106,148      $   2,966
                 1993 . . . . . . . . . . . . .       1,106,721          2,892
                 1992 . . . . . . . . . . . . .         963,449          2,446



             UC Life has a receivable at December 31, 1994 of approximately $35.2 million from one reinsurer; however, the funds supporting the receivable are escrowed in a separate trust account for the benefit of UC Life by the reinsurer.



    The following table reflects the effect of reinsurance agreements on premiums and the amounts earned for the periods indicated.


                                                   Year Ended December 31,
                                            ------------------------------------
                                               1994          1993         1992
                                            ---------     ---------    ---------
                                                      (in thousands)
   Direct premiums  . . . . . . . . . . .   $ 10,537      $ 18,678     $  25,379
   Reinsurance assumed  . . . . . . . . .      2,966         2,892         2,446
   Reinsurance ceded  . . . . . . . . . .     (2,130)       (2,886)       (4,965)
                                            ---------     ---------    ----------
      Net insurance premiums  . . . . . .   $ 11,373      $ 18,684     $  22,860
                                            =========     =========    ==========


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

    1.5      Investment securities.   During the first quarter of 1994, the
Company implemented the provisions of Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. 115 ("SFAS 115"), which revised the method of accounting for certain of the Company's investments. Prior to adoption of SFAS 115, the Company reported its investments in fixed income investments at amortized cost, adjusted for declines in value considered to be other than temporary. SFAS 115 requires the classification of securities in one of three categories: "available-for-
sale", "held-to-maturity" or "trading".   Securities classified as
held-to-maturity are carried at amortized cost, whereas securities classified as trading securities or available-for-sale are recorded at fair value. Effective with the adoption of SFAS 115, the Company determined the appropriate classification of its investments and, if necessary, adjusted the carrying value of such securities accordingly as if the unrealized gains or losses had been realized. The adjustment, net of applicable income taxes, for investments classified as available-for-sale is recorded in "Net unrealized loss on securities" and is included in Stockholders' equity on the balance sheet and the adjustment for investments classified as trading is recorded in "Investment income" in the statement of income. In accordance with the provisions of SFAS 115, prior year investments were not restated.

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


    1.8 Cash Equivalents. For purposes of the Statements of Cash Flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At December 31, 1994, cash equivalents totaled $56.4 million bearing interest rates ranging from 4.1% to 5.7% per annum.


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

2.  INVESTMENT SECURITIES - NET

    The Company's portfolio of investment securities as of December 31, 1994 consisted of the following:


                                                    Amortized       Unrealized   Unrealized         Fair
                                                      Cost             Gains      Losses            Value
                                                 ---------------------------------------------------------
                                                                        (in thousands)
    Trading
          Common stock . . . . . . . . . . .       $       656      $       51     $     28     $      679
                                                   ===========      ==========     ========     ==========

    Available-for-sale
          Debt securities
              Corporate  . . . . . . . . . .       $   258,549      $      321       13,148        245,722
              U.S. Treasury  . . . . . . . .            10,720              31          238         10,513
              Mortgage-backed  . . . . . . .           743,359              22       58,218        685,163
              Foreign governments  . . . . .            18,433             190          603         18,020
              Other  . . . . . . . . . . . .               425              13            -            438
                                                   -----------      ----------     --------     ----------
                   Total . . . . . . . . . .         1,031,486             577       72,207        959,856
                                                   -----------      ----------     --------     ----------

           Equity securities . . . . . . . .               703              36          495            244
                                                   -----------      ----------     --------     ----------
                   Total . . . . . . . . . .       $ 1,032,189      $      613     $ 72,702     $  960,100
                                                   ===========      ==========     ========     ==========
   Held-to-maturity
           Debt securities
               Corporate . . . . . . . . . .       $    10,829      $      300     $    212     $   10,917
               Mortgage-backed . . . . . . .            46,562             110        2,505         44,167
                                                   -----------      ----------     --------     ----------
                   Total . . . . . . . . . .       $    57,391      $      410     $  2,717     $   55,084
                                                   ===========      ==========     ========     ==========
   Other
          Investment in limited partnership        $    26,672                                  $   26,672
                                                   ===========                                  ==========

         The cost and estimated fair value of bonds at December 31, 1994, by contractual maturity are shown below. Expected maturities may differ from contractual maturities because certain issues may have the right to call or prepay obligations with or without call or prepayment penalties.


                                                      Available-for-Sale             Held-to-Maturity
                                                     ---------------------         --------------------
                                                     Amortized       Fair          Amortized      Fair
                                                      Cost           Value           Cost         Value
                                                      -----          -----           ----         -----
                                                                       (in thousands)
 1 year or less  . . . . . . . . . . . . . . .    $     11,039   $    11,085        $    2,700   $   2,506
 Over 1 year through 5 years . . . . . . . . .          69,692        68,677             3,424       3,443
 Over 5 years through 10 years . . . . . . . .         194,472       182,408             4,705       4,968
 After 10 years  . . . . . . . . . . . . . . .          12,924        12,523              -            -
 Mortgage-backed securities  . . . . . . . . .         743,359       685,163            46,562      44,167
                                                  ------------   -----------        ----------   ---------
          Total  . . . . . . . . . . . . . . .    $  1,031,486   $   959,856        $   57,391   $  55,084
                                                  ============   ===========        ==========   =========




         Net unrealized losses on available-for-sale securities included in Stockholders' equity at December 31, 1994 are presented net of deferred income taxes of $25.2 million.

    The following table reflects the composition of investment securities at December 31, 1993.


                                                    Amortized     Unrealized    Unrealized         Fair
                                                      Cost           Gains       Losses           Value
                                                  -------------------------------------------------------
                                                                      (in thousands)
 Corporate . . . . . . . . . . . . . . . . . .    $    248,133   $    17,218   $       379   $   264,972
 U.S. Treasury . . . . . . . . . . . . . . . .          10,572           636           -          11,208
 Mortgage-backed . . . . . . . . . . . . . . .         597,744        14,464         2,481       609,727
 Other . . . . . . . . . . . . . . . . . . . .          18,944         1,878           -          20,822
                                                  ------------   -----------   -----------   -----------
      Total  . . . . . . . . . . . . . . . . .    $    875,393   $    34,196   $     2,860   $   906,729
                                                  ============   ===========   ===========   ===========
 Other
   Investment in limited partnership . . . . .    $     26,698                               $    26,698
                                                  ============                               ===========



         Proceeds from the sales of investments during 1994 totaled $9.5
million and resulted in realized investment gains of $.2 million.   Net
investment gains for the years ended December 31, 1994, 1993 and 1992 were $.2 million, $.6 million and $3.1 million and are included in investment income. At December 31, 1994, securities with a cost of $8.5 million were on deposit with insurance regulatory authorities.

3.  LOANS - net

    3.1      Loans Owned.   The following schedule sets forth the components of
Loans owned by the Company at December 31, 1994 and 1993.


                                                         December 31,
                                                ----------------------------
                                                   1994             1993
                                                -----------      -----------
                                                       (in thousands)
         Home equity  . . . . . . . . . . . .   $  202,551       $  318,208
         Commercial . . . . . . . . . . . . .      155,271          190,771
         Conventional . . . . . . . . . . . .        1,106            1,745
         Foreclosed properties  . . . . . . .       31,073           38,062
         Nonrefundable loan fees  . . . . . .       (4,538)          (8,278)
         Consumer and other . . . . . . . . .        1,536              211
                                                -----------      -----------
              Total . . . . . . . . . . . . .   $  386,999       $  540,719
                                                ===========      ===========


         Included in owned loans at December 31, 1994 and 1993 were nonaccrual loans totaling $21.7 million and $30.9 million, respectively.

         The following schedule summarizes the composition of Loans - net at December 31, 1994 and 1993:


                                                         December 31,
                                                ----------------------------
                                                   1994              1993
                                                ------------     -----------
                                                       (in thousands)
         Loans  . . . . . . . . . . . . . . .   $  386,999       $  540,719
         Allowance for loan losses  . . . . .      (16,508)         (21,017)
         Unearned discount  . . . . . . . . .       (1,109)          (1,982)
                                                -----------      -----------
              Loans - net . . . . . . . . . .   $  369,382       $  517,720
                                                ===========      ===========



    3.2 Loans Serviced. The following table sets forth the loans serviced by the Company for third parties at December 31, 1994 and 1993, by type of loan. The right to service these loans was retained upon their sale in the secondary market. Substantially all of these loans were originated by the Company.

                                                         December 31,
                                                ----------------------------
                                                    1994             1993
                                                -----------      -----------
                                                       (in thousands)
         Home equity  . . . . . . . . . . . .   $  1,480,047     $    806,805
         Commercial . . . . . . . . . . . . .        126,691          162,300
         Conventional . . . . . . . . . . . .         73,136           96,444
                                                ------------     ------------
              Total . . . . . . . . . . . . .   $  1,679,874     $  1,065,549
                                                ============     ============

    3.3 Loan Loss Allowances. The Company provides an estimate for future credit losses in an Allowance for Loan Losses for loans owned by the Company and in an Allowance for Loss on Loans Serviced for loans serviced for others.

         A summary analysis of the changes in the Company's Allowance for Loan Losses is as follows:


                                                          Year Ended December 31,
                                                 ---------------------------------------
                                                     1994          1993          1992
                                                 -----------   -----------    ----------
                                                             (in thousands)
Balance at beginning of year  . . . . . . . .    $  21,017     $   15,842     $  15,962

Loans charged to allowance
         Home equity  . . . . . . . . . . . .      (12,745)        (9,114)       (5,511)
         Commercial . . . . . . . . . . . . .       (5,767)        (3,579)       (4,805)
         Conventional . . . . . . . . . . . .         (149)          (142)         (158)
                                                 ----------    -----------    ----------
              Total . . . . . . . . . . . . .      (18,661)       (12,835)      (10,474)
Recoveries on loans previously
  charged to allowance  . . . . . . . . . . .        1,209            631         1,085
                                                 ----------    -----------    ----------
Net loans charged off . . . . . . . . . . . .      (17,452)       (12,204)       (9,389)

Loan loss provision . . . . . . . . . . . . .       13,457         17,343        10,027
Reserve reclassification  . . . . . . . . . .         (514)            36          (758)
                                                 ----------    -----------    ----------

Balance at end of year  . . . . . . . . . . .    $  16,508     $   21,017     $  15,842
                                                 ==========    ===========    ==========

Specific reserves . . . . . . . . . . . . . .    $   6,571     $    8,500     $   7,067
Unallocated reserves  . . . . . . . . . . . .        9,937         12,517         8,775
                                                 ----------    -----------    ----------
         Total reserves . . . . . . . . . . .    $  16,508     $   21,017     $  15,842
                                                 ==========    ===========    ==========


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


         A summary of the allowances for future credit losses on loans and foreclosed properties owned by the Company and loans sold with recourse is as follows:

                                                                          December 31,
                                                        --------------------------------------------
                                                            1994             1993           1992
                                                        -------------     -----------    -----------
                                                                        (in thousands)
      Allowance for loan losses
          (applicable to loans and
          foreclosed properties owned
          by the Company) . . . . . . . . . . . . . .   $      16,508     $   21,017     $    15,842

      Allowance for loss on loans serviced
          (applicable to loans sold with recourse). .          26,822         12,938           7,015
                                                        -------------     ----------     -----------
                  Total . . . . . . . . . . . . . . .   $      43,330     $   33,955     $    22,857
                                                        =============     ==========     ===========

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

4.  PROPERTY - NET

    Property is summarized as follows:


                                                                                 December 31,
                                                                         ---------------------------
                                                                            1994             1993
                                                                         ----------       ----------
                                                                               (in thousands)
Land and buildings  . . . . . . . . . . . . . . . . . . . . . . .        $  34,716        $  32,885
Furniture, fixtures and equipment . . . . . . . . . . . . . . . .           18,943           17,670
                                                                         ----------       ----------
        Total . . . . . . . . . . . . . . . . . . . . . . . . . .           53,659           50,555
Less accumulated depreciation . . . . . . . . . . . . . . . . . .          (23,094)         (21,677)
                                                                         ----------       ----------
        Total . . . . . . . . . . . . . . . . . . . . . . . . . .        $  30,565        $  28,878
                                                                         ==========       ==========


    Rental expense on operating leases, including real estate, computer equipment and automobiles, totaled $5.3 million, $3.3 million, and $2.2 million during 1994, 1993 and 1992, respectively. Minimum annual commitments at December 31, 1994 under noncancellable operating leases are as follows (in thousands):


                     1995   . . . . . . . . . . . . . . . . . . .        $   4,702
                     1996   . . . . . . . . . . . . . . . . . . .            3,481
                     1997   . . . . . . . . . . . . . . . . . . .            1,570
                     1998   . . . . . . . . . . . . . . . . . . .              346
                     1999   . . . . . . . . . . . . . . . . . . .              155
                     Thereafter   . . . . . . . . . . . . . . . .                2
                                                                         ---------
                             Total  . . . . . . . . . . . . . . .        $  10,256
                                                                         =========

5.  OTHER ASSETS AND OTHER LIABILITIES


    At December 31, 1994, Other assets included amounts due from reinsurers of $35.0 million and Policy loans of $20.2 million compared to $36.6 million and $19.6 million, respectively, at December 31, 1993. In addition, included in Other assets at December 31, 1994 was a federal income tax receivable of $6.2 million.



    Other liabilities at December 31, 1994 included a $12.8 million managed
cash overdraft.   At December 31, 1993, Other liabilities included a repurchase agreement totaling $30.0 million and current federal income taxes payable of $5.8 million.


6.  NOTES PAYABLE

    Notes payable consisted of the following:

                                                                          December 31,
                                                                  -------------------------
                                                                      1994          1993
                                                                  -----------    ----------
                                                                        (in thousands)
   Senior unsecured notes . . . . . . . . . . . . . . . . . . .   $  125,000     $    -
   Revolving credit agreement . . . . . . . . . . . . . . . . .       72,163       155,000
   Construction loan  . . . . . . . . . . . . . . . . . . . . .        1,755          -
   Short-term borrowings  . . . . . . . . . . . . . . . . . . .       14,750           500
                                                                  ----------     ---------
             Total  . . . . . . . . . . . . . . . . . . . . . .   $  213,668     $ 155,500
                                                                  ==========     =========


    On November 2, 1994, the Company publicly sold $125 million of its senior unsecured notes. The notes bear interest at the rate of 9.35% per annum, provide for interest payable semi-annually, mature on November 1, 1999 and are not redeemable prior to maturity. The notes rank on a parity with other unsecured and unsubordinated indebtedness of the Company. The net proceeds from the sale of the notes were used to repay a portion of the principal amount of indebtedness outstanding under the Company's existing revolving credit facility with a group of banks (the "Bank Facility"). An amendment to the Bank Facility became effective upon consummation of the sale of the notes which (i) extended the maturity of the Bank Facility from December 31, 1995 to December 31, 1996, (ii) provided for the release by the banks of all of their liens on the stock of the Company's subsidiaries and other collateral, (iii) reduced the amount available under the Bank Facility from $200 million to $113.6 million and (iv) permitted the non-insurance subsidiaries of the Company to have one or more warehouse lines of credit with an aggregate amount outstanding of up to $300 million. The Company is required under the Bank Facility and the senior notes to maintain certain financial ratios and meet certain net worth and indebtedness tests. At December 31, 1994, $45.4 million of retained earnings were available for cash dividends.


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

7.   INCOME TAXES

    The provision for income taxes attributable to continuing operations is as follows:


                                                                      Year Ended December 31,
                                                            -------------------------------------------
                                                              1994             1993             1992
                                                            --------         ----------       ---------
                                                                          (in thousands)
         Current  . . . . . . . . . . . . . . . . .         $ 17,191         $  18,276        $ 11,476
         Deferred . . . . . . . . . . . . . . . . .           12,301            (3,532)         (3,875)
                                                            --------         ----------       ---------
         Total  . . . . . . . . . . . . . . . . . .         $ 29,492         $  14,744        $  7,601
                                                            ========         ==========       =========


    Deferred income taxes attributable to continuing operations were provided for temporary differences as follows:


                                                                        Year Ended December 31,
                                                                       ------------------------
                                                                                 1992
                                                                                 -----
                                                                            (in thousands)
         Reserves for future policy benefits  . . . . . . . . . . .           $ (4,362)
         Policy acquisition costs . . . . . . . . . . . . . . . . .                977
         Loan income  . . . . . . . . . . . . . . . . . . . . . . .                787
         Accelerated depreciation . . . . . . . . . . . . . . . . .                270
         Loan sale gains  . . . . . . . . . . . . . . . . . . . . .             (3,582)
         Bond valuation adjustments . . . . . . . . . . . . . . . .                506
         Alternative minimum tax  . . . . . . . . . . . . . . . . .              1,838
         Other  . . . . . . . . . . . . . . . . . . . . . . . . . .               (309)
                                                                              ---------
         Total  . . . . . . . . . . . . . . . . . . . . . . . . . .           $ (3,875)
                                                                              =========



    Reported income tax expense attributable to continuing operations differs from the amount computed by applying the statutory federal income tax rate to consolidated income from continuing operations before income taxes for the following reasons:


                                                                     Year Ended December 31,
                                                          ---------------------------------------------
                                                             1994              1993             1992
                                                          ----------       ------------       ---------
     Federal income tax at statutory rate . . . . . .     $  29,426        $    15,072        $  7,009
     Differences resulting from:
     Reversal of timing differences at
       prior tax rates  . . . . . . . . . . . . . . .                               15              19
     State income taxes . . . . . . . . . . . . . . .           (72)                75             634
     Other  . . . . . . . . . . . . . . . . . . . . .           138               (418)            (61)
                                                          ----------       ------------       ---------
     Reported income tax provision  . . . . . . . . .     $  29,492        $    14,744        $  7,601
                                                          ==========       ============       =========

    The significant components of the Company's net deferred income tax (benefit) liability at December 31, 1994 and 1993 are as follows:


                                                                   December 31,
                                                            -------------------------
                                                              1994            1993
                                                            ----------     ----------
                                                                 (in thousands)
 Deferred income tax assets:
   Allowance for loan losses  . . . . . . . . . . . . . .   $   1,011      $   3,216
   Nonrefundable loan fees  . . . . . . . . . . . . . . .       1,588          2,897
   Policy reserves  . . . . . . . . . . . . . . . . . . .      21,464         16,172
   Mark-to-market adjustment  . . . . . . . . . . . . . .      25,231            -
   Investment securities  . . . . . . . . . . . . . . . .       1,924          1,026
   Other  . . . . . . . . . . . . . . . . . . . . . . . .         913            649
                                                            ----------     ----------
                                                               52,131         23,960
                                                            ----------     ----------
Deferred income tax liabilities:
   Loan income  . . . . . . . . . . . . . . . . . . . . .      10,910         (1,262)
   Real estate  . . . . . . . . . . . . . . . . . . . . .       4,175          3,932
   Deferred policy acquisition costs  . . . . . . . . . .      29,626         26,800
                                                            ----------     ---------
                                                               44,711         29,470
                                                            ----------     ----------
Net deferred income tax (benefit) liability . . . . . . .   $  (7,420)     $   5,510
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


    At December 31, 1994, the Company had a current income tax receivable of $6.2 million which is included in "Other assets" and at December 31, 1993, the Company had a current income tax payable of $5.8 million which is included in "Other liabilities".


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

    9.2 Stock Option Plans. The following is a summary of options granted, exercised or canceled during 1992, 1993 and 1994.

                                                                         Option Price
                                                    Shares                Per Share
                                                   ---------          --------------------
            January 1, 1992   . . . . . . . . .   1,047,564           $ 5.53  to    $  8.25
                 Granted  . . . . . . . . . . .       3,795           $ 9.09
                 Exercised  . . . . . . . . . .     (59,326)          $ 5.53  to    $  7.44
                 Canceled   . . . . . . . . . .     (56,508)
                                                 -----------
            December 31, 1992   . . . . . . . .     935,525           $ 5.53  to    $  9.09
                 Granted  . . . . . . . . . . .     423,940           $ 8.24  to    $ 12.84
                 Exercised  . . . . . . . . . .    (405,826)          $ 5.53  to    $  8.25
                 Canceled   . . . . . . . . . .     (48,716)
                                                 -----------
            December 31, 1993   . . . . . . . .     904,923           $ 5.53  to    $ 12.84
                 Granted  . . . . . . . . . . .      69,298           $30.91  to    $ 38.41
                 Exercised  . . . . . . . . . .    (109,587)          $ 5.53  to    $  8.25
                 Canceled   . . . . . . . . . .     (14,911)
                                                 -----------
            December 31, 1994   . . . . . . . .     849,723           $ 5.53  to    $ 38.41
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


                                           December 31, 1994          Net Change            December 31, 1993
                                       ---------------------     --------------------     -------------------
                                                                    (in thousands)
         Accumulated postretirement
           benefit obligation . . . . . .    $ (1,822)                 $   (274)              $ (1,548)
         Plan assets  . . . . . . . . . .          -                         -                      -
                                             ---------                 ---------              ---------
         Funded status  . . . . . . . . .      (1,822)                     (274)                (1,548)
         Unrecognized transition
           obligation . . . . . . . . . .       1,204                       (67)                 1,271
                                             ---------                 ---------              ---------
         Accrued postretirement
           benefit cost . . . . . . . . .    $   (618)                 $   (341)              $   (277)
                                             =========                 =========              =========

10. REGULATORY ACCOUNTING


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

    The carrying value and fair value of the Company's financial assets and liabilities at December 31, 1994 were as follows:


                                                                            Carrying
                                                                             Value            Fair Value
                                                                          -----------         ----------
                                                                                  (in thousands)
        Financial assets:
           Cash and cash equivalents  . . . . . . . . . . . . . .         $    56,359       $    56,359
           Temporary investments - reserve accounts   . . . . . .              81,980            81,980
           Loans - net  . . . . . . . . . . . . . . . . . . . . .             344,880           343,121
           Capitalized excess servicing income  . . . . . . . . .             179,065           179,065
           Bonds  . . . . . . . . . . . . . . . . . . . . . . . .           1,017,248         1,014,942
           Other assets   . . . . . . . . . . . . . . . . . . . .              61,430            61,430

        Financial liabilities:
           Annuity reserves   . . . . . . . . . . . . . . . . . .           1,425,973         1,354,944
           Notes payable  . . . . . . . . . . . . . . . . . . . .             213,668           212,314
           Allowance for loss on loans serviced   . . . . . . . .              26,822            26,822
           Other liabilities  . . . . . . . . . . . . . . . . . .              15,679            15,679


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


12. DISCONTINUED OPERATIONS - FOSTER MORTGAGE CORPORATION.


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


13. SUBSEQUENT EVENT - DISCONTINUED OPERATIONS - UNITED GENERAL TITLE INSURANCE COMPANY.



    On April 10, 1995, the Company made a decision to dispose of its investment in United General Title Insurance Company ("UG Title"), a wholly owned subsidiary of the Company, and, on May 1, 1995, approved a formal plan of disposal. As a result, the operations of UG Title have been classified as discontinued operations, and, accordingly, the accompanying Consolidated Financial Statements and the related Notes of the Company segregate continuing and discontinued operations. It is anticipated that the disposal will be completed during 1995. In connection with the decision to dispose of UG Title, the Company recorded a $128,000 after tax loss in its financial statements as of and for the quarter ended March 31, 1995.



    Assets and liabilities of the discontinued business at December 31, 1994 and 1993 were as follows:



                                                                                   December 31,
                                                                            --------------------------
                                                                               1994            1993
                                                                            ---------        ---------
                                                                                  (in thousands)
Assets:
   Investment securities - held to maturity . . . . . .                     $   6,882        $   3,907
   Loans - net  . . . . . . . . . . . . . . . . . . . .                         1,101            1,914
   Cash and cash equivalents  . . . . . . . . . . . . .                         4,254            7,997
   Other  . . . . . . . . . . . . . . . . . . . . . . .                         5,794            1,308
                                                                            ---------        ---------
      Total assets  . . . . . . . . . . . . . . . . . .                     $  18,031        $  15,126
                                                                            =========        =========
Liabilities:
   Policy benefit reserves  . . . . . . . . . . . . . .                     $   7,254        $   2,012
   Other  . . . . . . . . . . . . . . . . . . . . . . .                         1,041              829
                                                                            ---------        ---------
      Total liabilities . . . . . . . . . . . . . . . .                     $   8,295        $   2,841
                                                                            =========        =========

Operating results of the discontinued operations were as follows:



                                                                     Year Ended December 31,
                                                           -------------------------------------------
                                                             1994              1993             1992
                                                           ---------        ---------        ---------
                                                                         (in thousands)
Revenues:
   Net insurance premiums . . . . . . . . . . . . . . .    $ 44,667         $  24,435        $  10,935
   Investment income  . . . . . . . . . . . . . . . . .         879               671              477
                                                           ---------        ---------        ---------
      Total revenues  . . . . . . . . . . . . . . . . .    $ 45,546         $  25,106        $  11,412
                                                           =========        =========        =========

Expenses:
   Insurance commissions  . . . . . . . . . . . . . . .    $ 37,808         $  20,893        $   8,773
   Insurance benefits . . . . . . . . . . . . . . . . .       8,853               720              316
   Personnel  . . . . . . . . . . . . . . . . . . . . .       1,213               741              548
   Other operating  . . . . . . . . . . . . . . . . . .       5,423             1,441            1,020
                                                           ---------        ---------        ---------
      Total expenses  . . . . . . . . . . . . . . . . .    $ 53,297         $  23,795        $  10,657
                                                           =========        =========        =========



    As discussed above, the Company has formalized a plan of disposition of its investment in UG Title. In connection therewith, a letter of intent to sell UG Title has been signed which provides a reduction of the sale price for certain claims relating to transactions occurring prior to the date of sale and discovered within twelve months thereafter. The Company has estimated the risk of loss related to such potential claims and recorded a provision for such loss in connection with the disposition. Should such claims materially exceed the Company's estimates for such losses, such consequence will have an adverse impact on the Company's operations by reducing the proceeds to be received from the sale.



14. SEGMENT INFORMATION


    The following table sets forth the Company's revenues, income from continuing operations before income taxes and assets for each of its business segments for the years ended December 31, 1994, 1993 and 1992:


                                                        Year Ended December 31,
                                            ------------------------------------------------
                                               1994             1993               1992
                                            ------------     ------------      -------------
                                                            (in thousands)
Revenues
   Mortgage . . . . . . . . . . . . . .     $   177,601        $   120,639      $     80,662
   Life insurance . . . . . . . . . . .         138,129            140,179           145,526
   Corporate, other operations, and
        eliminations  . . . . . . . . .          (1,036)              (805)             (909)
                                            -----------        ------------     -------------
                Total   . . . . . . . .     $   314,694        $   260,013      $    225,279
                                            ===========        ============     =============

Income from continuing operations
 before income taxes
      Mortgage    . . . . . . . . . . .     $    81,155        $    46,295      $     24,001
      Life insurance  . . . . . . . . .           9,080              2,635             5,465
      Corporate, other operations, and
           eliminations   . . . . . . .          (6,161)            (5,869)           (8,851)
                                            ------------       ------------     -------------
                Total   . . . . . . . .     $    84,074        $    43,061      $     20,615
                                            ============       ============     =============

Assets - Year-end
      Mortgage    . . . . . . . . . . .     $   301,330        $   182,672      $    140,893
      Life insurance  . . . . . . . . .       1,641,026          1,622,879         1,464,475
      Corporate, other operations, and
           eliminations   . . . . . . .          35,899             11,602            22,532
                                            ------------       ------------     -------------
                Total   . . . . . . . .     $ 1,978,255        $ 1,817,153      $  1,627,900
                                            ============       ============     =============

15. CONTINGENCIES


            On March 21, 1994, the United States Court of Appeals for the Eleventh Circuit held, in part, that a lender improperly disclosed the collection of the Florida state intangible tax from the borrower, thereby subjecting the loan to rescission under the Federal Truth-in-Lending Act (the "TILA") by the borrower for three years after it was made. Subsequent to the court's initial decision and prior to its refusal to reconsider its decision, the Florida Legislature amended the language of the intangible tax to clarify the Legislature's previous intention that the intangible tax be disclosed for purposes of the TILA in the manner that had been followed by most lenders in Florida, including the Company. Although the Florida Legislature intended this legislation to apply retroactively, no final court decision has been rendered as to the effect of this legislation on loans originated prior to its effective date. This court decision may also apply to a similar intangible tax imposed by other states. To its knowledge, as of February 28, 1995, no claims have been filed against the Company under this court decision (other than as a defense in foreclosure proceedings) and no notice of a breach of a representation has been received under the Company's loan sale agreements requesting it to repurchase, cure or substitute other loans for the loans sold. If the intent of the Florida Legislature is not upheld and if a substantial number of claims are filed by borrowers against the Company resulting in rescission or repurchase, the Company's financial statements and operations will be materially adversely affected. As the financial impact, if any, of this contingency cannot presently be reasonably estimated, the Company has made no accrual therefor.


            The Company is the subject of various litigation arising during the ordinary course of business. While the outcome of such litigation cannot be predicted with certainty, management does not expect the resolution of these matters to have a material adverse effect on the financial condition or results of operations of the Company.


16. QUARTERLY FINANCIAL DATA  (UNAUDITED)


            Summarized quarterly financial data is as follows:


                                                                            Three Months Ended
                                                              ----------------------------------------------
                                                               March 31     June 30     Sept. 30     Dec. 31
                                                              ---------   ---------    ---------   ---------
                                                                    (in thousands, except per share data)
1994
Total revenues                                                $  74,816   $ 78,175     $  82,054   $ 79,649
Income from continuing operations before income taxes            20,832     22,751        23,290     17,201
Net income                                                       13,710     14,699        15,253      5,872

Per share data - net income:
 Primary
   Income from continuing operations                          $     .93   $   1.04     $    1.06   $    .77
   Income (loss) from discontinued operations                       .02       (.02)          .01       (.36)
                                                              ---------   ---------    ---------   ---------
       Total                                                  $     .95   $   1.02     $    1.07   $    .41
                                                              =========   =========    =========   =========

 Fully Diluted
   Income from continuing operations                          $     .93   $   1.04     $    1.06   $    .77
   Income (loss) from discontinued operations                       .02       (.02)          .01       (.36)
                                                              ---------    --------    ---------   ---------
       Total                                                  $     .95   $   1.02     $    1.07   $    .41
                                                              =========   =========    =========   =========

                                                                            Three Months Ended
                                                              ----------------------------------------------
                                                               March 31     June 30     Sept. 30     Dec. 31
                                                              ---------   ---------    ---------   ---------
                                                                    (in thousands, except per share data)
1993
Total revenues  . . . . . . . . . . . . . . . . . . . . .     $ 56,957    $ 63,537     $ 66,131    $ 73,388
Income from continuing operations before income taxes . .          615       9,382       14,803      18,261
Net income (loss) . . . . . . . . . . . . . . . . . . . .      (17,016)      6,377        9,827      12,387
Per share data:
 Primary:
  Income from continuing operations . . . . . . . . . . .     $    .04    $    .63     $    .87    $    .91
  Income (loss) from discontinued operations  . . . . . .        (1.76)        .02          .01         .02
                                                              ---------   ---------    ---------   ---------
     Total  . . . . . . . . . . . . . . . . . . . . . . .     $  (1.72)   $    .65     $    .88    $    .93
                                                              =========   =========    =========   =========
 Fully diluted:
  Income from continuing operations . . . . . . . . . . .     $    .04    $    .63     $    .75    $    .91
  Income (loss) from discontinued operations  . . . . . .        (1.76)        .02          .01         .02
                                                              ---------   ---------    ---------   ---------
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

                     UNITED COMPANIES FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                                    PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Financial Statements

    Included in Part II of this report:

          Independent Auditors' Report                            Page        53

          December 31, 1994 and 1993

               Consolidated Balance Sheets                        Page        54

          For the three years ended December 31, 1994

               Consolidated Statements of Income                  Page        55

               Consolidated Statements of Cash Flows              Page        56

               Consolidated Statements of Stockholders' Equity    Page        57


          Notes to Consolidated Financial Statements              Pages    58-78


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



    Schedule II Valuation and Qualifying Accounts, for the three years ended December 31, 1994. Page 83



    Schedule V* Supplementary Insurance Information, for the three years ended December 31, 1994. Page 84



    Schedule VI* Reinsurance, for the three years ended December 31, 1994. Page 85



_________________
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

          Exhibit No. 11.1  - Page 88

          Exhibit No. 21.1  - Page 89

          Exhibit No. 23.1  - Page 90



Reports on Form 8-K

    None

                                                                     SCHEDULE II
                     UNITED COMPANIES FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

                  FOR THE THREE YEARS ENDED DECEMBER 31, 1994



======================================================================================================================
COLUMN A                                         COLUMN B             COLUMN C                  COLUMN D    COLUMN E(3)
                                                                      ADDITIONS               DEDUCTIONS(2)
                                                               Charged
                                                Balance at    to Costs          Charged                     Balance at
                                                Beginning        and           to Other                        End
       Description                               of Year       Expenses       Accounts(1)                     of Year
----------------------------------------------------------------------------------------------------------------------
                                                         (in thousands)
December 31, 1994
-----------------
  Allowance for loan losses . . . . . . .     $     21,017    $   13,457      $     (514)     $    17,452    $  16,508
  Allowance for bond losses . . . . . . .              500          -               -                 500         -
  Unearned loan charges . . . . . . . . .            1,982          -               -                 873        1,109
                                              ------------    ---------       -----------     -----------    ---------
          Total . . . . . . . . . . . . .     $     23,499    $   13,457      $     (514)     $    18,825    $  17,617
                                              ============    ==========      ===========     ===========    =========

December 31, 1993
-----------------
 Allowance for loan losses  . . . . . . .     $     15,842    $   17,343      $       36      $    12,204    $  21,017
 Allowance for bond losses  . . . . . . .            -               500            -               -              500
 Unearned loan charges  . . . . . . . . .            3,260         -                -               1,278        1,982
                                              ------------    ----------      -----------     -----------    ---------
          Total . . . . . . . . . . . . .     $     19,102    $   17,843      $       36      $    13,482    $  23,499
                                              ============    ==========      ===========     ===========    =========

December 31, 1992
-----------------
 Allowance for loan losses  . . . . . . .     $     15,962    $   10,027      $     (758)     $     9,389    $  15,842
 Allowance for bond losses  . . . . . . .            3,000         -                -               3,000        -
 Unearned loan charges  . . . . . . . . .            5,914         -               1,079            3,733        3,260
                                              ------------    ----------      -----------     -----------    ---------
          Total . . . . . . . . . . . . .     $     24,876    $   10,027      $      321      $    16,122    $  19,102
                                              ============    ==========      ===========     ===========    =========



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

                                                                      SCHEDULE V
                     UNITED COMPANIES FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                      SUPPLEMENTARY INSURANCE INFORMATION

                  For the Three Years Ended December 31, 1994



===============================================================================================================================
COLUMN A                          COLUMN B      COLUMN C   COLUMN D   COLUMN F    COLUMN G     COLUMN H         COLUMN I & J
                                                                                                               Deferred Policy
                                 Deferred        Future                                        Benefits,      Acquisition Cost
                                  Policy         Policy               Premium        Net        Claims,       Amortization and
                                Acquisition     Benefits   Unearned   Revenue    Investment     Losses,        Other Operating
                                   Costs          (1)      Premiums     (3)        Income        Etc.           Expenses(4)
-------------------------------------------------------------------------------------------------------------------------------
                                                                (in thousands)
Year ended December 31, 1994 . .   $91,915     $1,542,475   $ 4,490    $11,373     $126,108      $12,654         $47,828

Year ended December 31, 1993 . .   $83,495     $1,418,310   $10,260    $18,684     $109,728      $18,200         $24,967

Year ended December 31, 1992 . .   $80,007     $1,272,732   $17,138    $22,860     $107,661      $20,843         $22,755






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

                                                                     SCHEDULE VI

                    UNITED COMPANIES FINANCIAL CORPORATION
                               AND SUBSIDIARIES

                                  REINSURANCE

                  FOR THE THREE YEARS ENDED DECEMBER 31, 1994



===================================================================================================================
            COLUMN A               COLUMN B         COLUMN C       COLUMN D           COLUMN E           COLUMN F
                                                                                                        Percentage
                                                    Ceded to        Assumed                              of Amount
                                    Direct           Other         From Other            Net            Assumed to
                                    Amount         Companies       Companies           Amount           Net Amount
-------------------------------------------------------------------------------------------------------------------
                                                       (in thousands)
December 31, 1994
-----------------
Life insurance in force . . . .   $   709,883     $   177,585     $ 1,106,148         $   1,638,446          67.5%
                                  ===========     ===========     ============        =============

Premiums
  Life insurance  . . . . . . .   $     7,467     $     1,931     $     2,959         $       8,495          34.8%
  Accident and health
     insurance  . . . . . . . .         3,070             199               7                 2,878
                                  -----------     -----------     ------------        -------------
          Total premiums  . . .   $    10,537     $     2,130     $     2,966         $      11,373          26.1%
                                  ===========     ===========     ============        =============

December 31, 1993
-----------------
Life insurance in force . . . .   $   956,788     $   215,918     $ 1,106,721         $   1,847,591          59.9%
                                  ===========     ===========     ============        =============

Premiums
  Life insurance  . . . . . . .   $    12,260     $     2,672     $     2,893         $      12,481          23.2%
  Accident and health
     insurance  . . . . . . . .         6,418             214              (1)                6,203            -
                                  -----------     -----------     ------------        -------------
          Total premiums  . . .   $    18,678     $     2,886     $     2,892         $      18,684          15.5%
                                  ===========     ===========     ============        =============

December 31, 1992
-----------------
Life insurance in force . . . .   $ 1,220,191     $   267,942     $   963,449         $   1,915,698          50.3%
                                  ===========     ===========     ============        =============

Premiums
  Life insurance  . . . . . . .   $    18,437     $     4,761     $     2,468         $      16,144          15.3%
  Accident and health
     insurance  . . . . . . . .         6,942             204             (22)                6,716            -
                                  -----------     -----------     ------------        -------------
          Total premiums  . . .   $    25,379     $     4,965     $     2,446         $      22,860          10.7%
                                  ===========     ===========     ============        =============

                               INDEX TO EXHIBITS

 Exhibit No.            Description of Document
 -----------            -----------------------
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

          Exhibit No. 11.1     - Page 88

          Exhibit No. 21.1     - Page 89

          Exhibit No. 23.1     - Page 90