Form 10-K/A
period 1994-12-31
UNITED COMPANIES FINANCIAL CORP
filed 1995-06-29
CIK 217416

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               ________________


                                 FORM 10-K/A-2


(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 1994

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from .................. to ..................

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

                         Common Stock, Par Value $2.00
                                (Title of Class)
                               ________________

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

                      DOCUMENTS INCORPORATED BY REFERENCE


         Management's proxy statement in connection with the Annual Meeting of Shareholders held June 14, 1995 is incorporated by reference in Part III.



================================================================================

                       AMENDMENT TO APPLICATION OR REPORT
                  FILED PURSUANT TO SECTION 12, 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                     UNITED COMPANIES FINANCIAL CORPORATION


                                AMENDMENT NO. 2



         The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the year ended December 31, 1994, as previously amended by Amendment No. 1 on Form 10-K/A-1, as set forth in the pages attached hereto:



    PART IV



         Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
8-K



                   Exhibits


                     Exhibit No.           Description of Document
                     -----------           -----------------------
                     10.20(4)              1994 Form 11-K, Employees' Savings Plan and Trust
                     23.1(7)               Consent of Deloitte & Touche LLP
                     Note references



                               Index to Exhibits


                     Exhibit No.           Description of Document
                     -----------           -----------------------
                     10.20(4)              1994 Form 11-K, Employees' Savings Plan and Trust
                     23.1(7)               Consent of Deloitte & Touche LLP
                     Note references



         The remaining items in Part IV, Item 14, have not been amended but are included herewith.



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                     UNITED COMPANIES FINANCIAL CORPORATION

                     By:  /s/  Sherry E. Anderson
                          Sherry E. Anderson
                          Senior Vice President and Secretary



Date:    June 28, 1995

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

    Schedule V* Supplementary Insurance Information, for the three years ended December 31, 1994. Page 84

    Schedule VI* Reinsurance, for the three years ended December 31, 1994. Page 85


_________________
    * Filed in compliance with Article 7 of Regulation S-X.

Exhibits



 Exhibit No.            Description of Document
 -----------            -----------------------
 3.1(1)                 Articles of Incorporation, as amended
 3.1A(2)                Amendment to Articles of Incorporation effective April 28, 1994
 3.2(1)                 By-Laws, as amended
 4.2(4)                 Series A Junior Participating Preferred Stock Purchase Rights
 10.1(1)                1986 Employee Incentive Stock Option Plan
 10.2(1)                Employee Stock Ownership Plan and Trust
 10.3(1)                Management and compensatory contracts with executive officers and directors
 10.4(1)                Deferred compensation agreements
 10.5(5)                Management Incentive Plan, as amended
 10.6(1)                Employees' Savings Plan and Trust
 10.7(1)                Agreement for termination of employee agreement
 10.8(1)                Credit agreement dated October 11, 1988, as amended
 10.9(1)                Agreement for termination of employment agreement
 10.10(1)               Unfunded Salary Deferral Agreement dated April 1, 1989 with executive officer
 10.11(1)               Split-Dollar Insurance Agreement dated April 1, 1989 with
                        executive officer
 10.12(1)               1989 Stock Incentive Plan
 10.13(1)               1989 Non-Employee Director Stock Option Plan
 10.14(1)               FMCA, Inc. Note Agreement dated as of October 1, 1990
 10.15(1)               1992 Form 11K, Employees' Savings Plan and Trust
 10.16(3)               Stock Purchase Warrant dated as of July 1, 1993
 10.17(1)               1993 Form 11K, Employees' Savings Plan and Trust
 10.18(5)               1993 Stock Incentive Plan
 10.19(5)               1993 Non-Employee Director Plan
 11.1(6)                Statement regarding computation of per share earnings
 21.1(6)                List of Subsidiaries of the Company
 23.1(6)                Consent of Deloitte & Touche LLP


(1) Incorporated herein by reference to the designated Exhibit of the Company's form 10-K dated December 31, 1993.
(2) Incorporated herein by reference to the designated Exhibit of the Company's form 10-Q dated June 30, 1994.
(3) Incorporated herein by reference to the designated Exhibit of the Company's Registration Statement on Form S-3 (SEC File No. 33-52739).

(4) Incorporated by reference to the designated Exhibit of the Company's Form 8-A dated August 5, 1994.


(5) Incorporated by reference from the designated Exhibit of the Company's Proxy Statement filed with the Commission in connection with the 1994 Annual Meeting of Shareholders.

(6) Filed herewith.

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

    None

                                                                     SCHEDULE II
                     UNITED COMPANIES FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

                  FOR THE THREE YEARS ENDED DECEMBER 31, 1994


- ------------------------------------------------------------------------------------------------------------------------
    COLUMN A                         COLUMN B                     COLUMN C                COLUMN D        COLUMN E(3)
                                                                 ADDITIONS              DEDUCTIONS(2)
                                                         Charged
                                    Balance at           to Costs         Charged                        Balance at
                                     Beginning             and             to Other                         End
Description                           of Year           Expenses          Accounts (1)                     of Year
- ------------------------------------------------------------------------------------------------------------------------
                                              (in thousands)
December 31, 1994
- -----------------
  Allowance for loan losses           $ 21,017            13,457        $    (514)        $   17,452     $  16,508
  Allowance for bond losses                500              -                  -                 500           -
  Unearned loan charges                  1,982              -                  -                 873         1,109
                                      --------         ---------        ---------         ----------     ---------
          Total                       $ 23,499         $  13,457        $    (514)        $   18,825     $  17,617
                                      ========         =========        =========         ==========     =========

December 31, 1993
- -----------------
  Allowance for loan losses . . .     $ 15,842            17,343        $      36         $   12,204     $  21,017
  Allowance for bond losses . . .        -                   500             -                  -              500
  Unearned loan charges . . . . .        3,260             -                 -                 1,278         1,982
                                      --------         ---------        ---------         ----------     ---------
          Total . . . . . . . . .     $ 19,102         $  17,843        $      36         $   13,482     $  23,499
                                      ========         =========        =========         ==========     =========

December 31, 1992
- -----------------
  Allowance for loan losses . . .     $ 15,962            10,027        $    (758)        $    9,389     $  15,842
  Allowance for bond losses . . .        3,000             -                 -                 3,000          -
  Unearned loan charges . . . . .        5,914             -                1,079              3,733         3,260
                                      --------         ---------        ---------         ----------     ---------
         Total  . . . . . . . . .     $ 24,876         $  10,027        $     321         $   16,122     $  19,102
                                      ========         =========        =========         ==========     =========

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

                                                                      SCHEDULE V
                     UNITED COMPANIES FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                      SUPPLEMENTARY INSURANCE INFORMATION

                  For the Three Years Ended December 31, 1994


- ------------------------------------------------------------------------------------------------------------------------------------
     COLUMN A                   COLUMN B     COLUMN C      COLUMN D    COLUMN F    COLUMN G     COLUMN H      COLUMN I & J
                                                                                                              Deferred Policy
                                Deferred                                                                     Acquisition Cost
                                 Policy                                                          Benefits,   Amortization and
                              Acquisition   Future Policy  Unearned    Premium   Net Investment   Claims,         Other
                                 Costs      Benefits(1)    Premiums   Revenue(3)   Income       Losses, Etc.  Operating Expenses(4)
- ------------------------------------------------------------------------------------------------------------------------------------
                                                          (in thousands)
Year ended December
  31, 1994  . . . . . . .       $91,915      $1,542,475     $ 4,490      $11,373     $126,108      $12,654         $47,828

Year ended December
  31, 1993  . . . . . . .       $83,495      $1,418,310     $10,260      $18,684     $109,728      $18,200         $24,967

Year ended December
  31, 1992  . . . . . . .       $80,007      $1,272,732     $17,138      $22,860     $107,661      $20,843         $22,755





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

                                                                     SCHEDULE VI

                     UNITED COMPANIES FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                                  REINSURANCE

                  FOR THE THREE YEARS ENDED DECEMBER 31, 1994


- ---------------------------------------------------------------------------------------------------------------------------------
       COLUMN A                              COLUMN B         COLUMN C             COLUMN D         COLUMN E       COLUMN F
                                                                                                                 Percentage
                                                              Ceded to              Assumed                      of Amount
                                              Direct            Other             From Other         Net         Assumed to
                                              Amount          Companies            Companies        Amount      Net Amount
- ---------------------------------------------------------------------------------------------------------------------------------
                                                    (in thousands)
December 31, 1994
- -----------------
Life insurance in force . . . . . .        $    709,883     $     177,585      $    1,106,148    $  1,638,446      67.5%
                                           ============     =============      ==============    ============

Premiums
  Life insurance  . . . . . . . . .        $      7,467     $       1,931      $        2,959    $      8,495      34.8%

  Accident and health
     insurance  . . . . . . . . . .               3,070               199                   7           2,878
                                           ------------     -------------      --------------    ------------
          Total premiums  . . . . .        $     10,537     $       2,130      $        2,966    $     11,373      26.1%
                                           ============     =============      ==============    ============

December 31, 1993
- -----------------
Life insurance in force . . . . . .        $    956,788     $     215,918      $    1,106,721    $  1,847,591      59.9%
                                           ============     =============      ==============    ============
Premiums
  Life insurance  . . . . . . . . .        $     12,260     $       2,672      $        2,893    $     12,481      23.2%

  Accident and health
     insurance  . . . . . . . . . .               6,418               214                  (1)          6,203       -
                                           ------------     -------------      --------------    ------------
          Total premiums  . . . . .        $     18,678     $       2,886      $        2,892    $     18,684      15.5%
                                           ============     =============      ==============    ============

December 31, 1992
- -----------------
Life insurance in force . . . . . .        $  1,220,191     $     267,942      $      963,449    $  1,915,698      50.3%
                                           ============     =============      ==============    ============
Premiums
  Life insurance  . . . . . . . . .        $     18,437     $       4,761      $        2,468    $     16,144      15.3%

  Accident and health
     insurance  . . . . . . . . . .               6,942               204                 (22)          6,716       -
                                           ------------     -------------      --------------    ------------
          Total premiums  . . . . .        $     25,379     $       4,965      $        2,446    $     22,860      10.7%
                                           ============     =============      ==============    ============

                               INDEX TO EXHIBITS


 Exhibit No.            Description of Document
 -----------            -----------------------
 3.1(1)                 Articles of Incorporation, as amended
 3.1A(2)                Amendment to Articles of Incorporation effective April 28, 1994
 3.2(1)                 By-Laws, as amended
 4.2(4)                 Series A Junior Participating Preferred Stock Purchase Rights
 10.1(1)                1986 Employee Incentive Stock Option Plan
 10.2(1)                Employee Stock Ownership Plan and Trust
 10.3(1)                Management and compensatory contracts with executive officers and directors
 10.4(1)                Deferred compensation agreements
 10.5(5)                Management Incentive Plan, as amended
 10.6(1)                Employees' Savings Plan and Trust
 10.7(1)                Agreement for termination of employee agreement
 10.8(1)                Credit agreement dated October 11, 1988, as amended
 10.9(1)                Agreement for termination of employment agreement
 10.10(1)               Unfunded Salary Deferral Agreement dated April 1, 1989 with executive officer
 10.11(1)               Split-Dollar Insurance Agreement dated April 1, 1989 with
                        executive officer
 10.12(1)               1989 Stock Incentive Plan
 10.13(1)               1989 Non-Employee Director Stock Option Plan
 10.14(1)               FMCA, Inc. Note Agreement dated as of October 1, 1990
 10.15(1)               1992 Form 11K, Employees' Savings Plan and Trust
 10.16(3)               Stock Purchase Warrant dated as of July 1, 1993
 10.17(1)               1993 Form 11K, Employees' Savings Plan and Trust
 10.18(5)               1993 Stock Incentive Plan
 10.19(5)               1993 Non-Employee Director Plan
 11.1(6)                Statement regarding computation of per share earnings
 21.1(6)                List of Subsidiaries of the Company
 23.1(6)                Consent of Deloitte & Touche LLP



(1) Incorporated herein by reference to the designated Exhibit of the Company's form 10-K dated December 31, 1993.
(2) Incorporated herein by reference to the designated Exhibit of the Company's form 10-Q dated June 30, 1994.
(3) Incorporated herein by reference to the designated Exhibit of the Company's Registration Statement on Form S-3 (SEC File No. 33-52739).

(4) Incorporated by reference to the designated Exhibit of the Company's Form 8-A dated August 5, 1994.


(5) Incorporated by reference from the designated Exhibit of the Company's Proxy Statement filed with the Commission in connection with the 1994 Annual Meeting of Shareholders.


(6)      Filed herewith.

                 Exhibit No. 11.1          - Page 88
                 Exhibit No. 21.1          - Page 89
                 Exhibit No. 23.1          - Page 90