Form 10-Q
period 1995-06-30
UNITED COMPANIES FINANCIAL CORP
filed 1995-08-08
CIK 217416

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    ---------

                                    FORM 10-Q

(Mark One)
 /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 1995

                                       OR

/ /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

For the period from                          to
                    ------------------------    ------------------------

Commission file number 1-7067

                     UNITED COMPANIES FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)

         LOUISIANA                                            71-0430414
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)

       4041 ESSEN LANE                                           70809
   BATON ROUGE, LOUISIANA                                      (Zip Code)
(Address of principal executive office)
Registrant's telephone number, including area code (504) 924-6007

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---     ---

         The number of shares of $2.00 par value common stock issued and outstanding as of August 4, 1995 was 13,985,847, excluding 579,841 treasury shares.


================================================================================

             UNITED COMPANIES FINANCIAL CORPORATION AND SUBSIDIARIES

                               INDEX TO FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 1995


                                                                                                  PAGE

PART I - FINANCIAL INFORMATION

Financial Statements:

  Consolidated Balance Sheets
      June 30, 1995 and December 31, 1994   . . . . . . . . . . . . . . . . . . . . . . . . .        2

  Consolidated Statements of Income
      Three months and six months ended June 30, 1995 and 1994  . . . . . . . . . . . . . . .        3

  Consolidated Statements of Cash Flows
      Six months ended June 30, 1995 and 1994   . . . . . . . . . . . . . . . . . . . . . . .        4

  Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . .     5-10

Management's Discussion and Analysis of Financial Condition
  and Results of Operations   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    11-24

Review by Independent Accountants . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       25

Independent Accountants' Report . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       26

PART II - OTHER INFORMATION

Changes in Securities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       27

Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . . . . . . . . .    27-28

Exhibits and Current Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . .       29

Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       30

Index to Exhibits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       31


             UNITED COMPANIES FINANCIAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                               June 30,
                                                                 1995          December 31,
                                                              (Unaudited)          1994
                                                              -----------      -----------
Assets

Cash and cash equivalents .................................     $    23,695      $    56,359
Temporary investments - reserve accounts ..................         118,124           81,980
Investment securities
   Trading ................................................             838              679
   Available-for-sale .....................................       1,115,715          960,100
   Held-to-maturity .......................................          54,098           57,391
   Other ..................................................          24,683           26,672
Loans - net ...............................................         387,753          369,382
Capitalized excess servicing income .......................         227,304          179,065
Deferred policy acquisition costs .........................          92,823           91,915
Accrued interest receivable ...............................          46,705           37,200
Property - net ............................................          34,625           30,565
Deferred income tax benefit ...............................            --              7,420
Net assets of discontinued operations .....................           6,896            9,736
Other assets ..............................................          77,066           69,791
                                                                -----------      -----------
             Total assets .................................     $ 2,210,325      $ 1,978,255
                                                                ===========      ===========
Liabilities and Stockholders' Equity

Annuity reserves ..........................................     $ 1,437,685      $ 1,425,973
Notes payable .............................................         212,022          213,668
Insurance reserves ........................................         116,288          120,992
Deferred income taxes payable .............................          36,900             --
Allowance for loss on loans serviced ......................          35,339           26,822
Other liabilities .........................................          47,325           35,550
                                                                -----------      -----------
        Total liabilities .................................       1,885,559        1,823,005
                                                                -----------      -----------
Stockholders' equity:
   Preferred stock, $2 par value;
       Authorized - 20,000,000 shares;
       Issued - 1,955,000 shares of 6 3/4% PRIDES(SM) .....           3,910             --
   Common stock, $2 par value;
       Authorized - 100,000,000 shares;
       Issued - 14,493,385 and 14,270,577 shares ..........          28,987           28,541
   Additional paid-in capital .............................         205,847          122,670
   Net unrealized gain (loss) on securities ...............          10,974          (46,858)
   Retained earnings ......................................          88,157           62,025
   Treasury stock and ESOP debt ...........................         (13,109)         (11,128)
                                                                -----------      -----------
        Total stockholders' equity ........................         324,766          155,250
                                                                -----------      -----------
             Total liabilities and stockholders' equity ...     $ 2,210,325      $ 1,978,255
                                                                ===========      ===========


                                 See notes to consolidated financial statements.

             UNITED COMPANIES FINANCIAL CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                       Three Months Ended                  Six Months Ended
                                                                            June 30,                           June 30,
                                                                  ----------------------------       ---------------------------
                                                                       1995           1994              1995           1994
                                                                  ------------    ------------       -----------    ------------
               Revenues:
                Interest, charges and fees on loans  . . . . . .  $     34,554    $     30,045       $    65,342    $     57,330
                Loan sale gains  . . . . . . . . . . . . . . . .        37,253          20,792            63,987          43,346
                Investment income  . . . . . . . . . . . . . . .        27,717          20,709            52,729          38,930
                Loan servicing income  . . . . . . . . . . . . .         2,206           3,995             5,689           7,684
                Net insurance premiums   . . . . . . . . . . . .         2,217           2,634             4,319           5,702
                                                                  ------------    ------------       -----------    ------------
                         Total   . . . . . . . . . . . . . . . .       103,947          78,175           192,066         152,992
                                                                  ------------    ------------       -----------    ------------
               Expenses:
                Interest on annuity policies   . . . . . . . . .        20,062          18,061            39,588          35,854
                Personnel  . . . . . . . . . . . . . . . . . . .        18,464          14,142            35,535          27,649
                Interest   . . . . . . . . . . . . . . . . . . .         7,878           3,274            13,772           5,699
                Loan loss provision  . . . . . . . . . . . . . .         3,757           2,315             7,821           6,311
                Insurance commissions  . . . . . . . . . . . . .         3,280           3,520             6,828           6,942
                Insurance benefits   . . . . . . . . . . . . . .         2,946           3,479             5,376           6,487
                Other operating  . . . . . . . . . . . . . . . .        17,181          10,631            33,218          20,465
                                                                  ------------    ------------       -----------    ------------
                         Total                                          73,568          55,422           142,138         109,407
                                                                  ------------    ------------       -----------    ------------
               Income from continuing operations before
                income taxes   . . . . . . . . . . . . . . . . .        30,379          22,753            49,928          43,585

               Provision for income taxes  . . . . . . . . . . .        11,240           7,814            17,965          15,168
                                                                  ------------    ------------       -----------    ------------
               Income from continuing operations . . . . . . . .        19,139          14,939            31,963          28,417

               Loss from discontinued operations:
                  Loss from discontinued operations, net of
                     income tax expense (benefit) of  $(493),
                     $(122), $(694) and $5, respectively   . . .          (823)           (240)           (1,196)             (8)
                  Loss on disposal, net of income tax benefit
                     of $746 and $1,791, respectively  . . . . .        (1,890)             --            (1,645)             --
                                                                  ------------    ------------       -----------    ------------
                         Total   . . . . . . . . . . . . . . . .        (2,713)           (240)           (2,841)             (8)
                                                                  ------------    ------------       -----------    ------------
               Net income  . . . . . . . . . . . . . . . . . . .  $     16,426    $     14,699       $    29,122    $     28,409
                                                                  ============    ============       ===========    ============
               Per share data:
                  Income from continuing operations  . . . . . .  $       1.32    $       1.04       $      2.23    $       1.97
                  Loss from discontinued operations  . . . . . .          (.19)           (.02)             (.20)             --
                                                                  ------------    ------------       -----------    ------------
                  Net income . . . . . . . . . . . . . . . . . .  $       1.13    $       1.02       $      2.03    $       1.97
                                                                  ============    ============       ===========    ============


                                 See notes to consolidated financial statements.

             UNITED COMPANIES FINANCIAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)


                                                                         Six Months Ended June 30,
                                                                         -------------------------
                                                                            1995           1994
                                                                         ---------      ----------
Cash flows from continuing operating activities:
    Income from continuing operations ..............................     $  31,963      $  28,417
    Adjustments to reconcile income from continuing operations to net cash provided by continuing operating activities:
          Increase in deferred policy acquisition costs ............          (908)        (2,746)
          Increase in accrued interest receivable ..................        (9,505)        (2,200)
          Increase in other assets .................................        (2,299)        (1,436)
          Decrease in insurance reserves ...........................        (4,704)        (5,502)
          Increase in other liabilities ............................        11,706          3,897
          Loan sale gains ..........................................       (63,987)       (43,346)
          Amortization of capitalized excess servicing income ......        30,070         17,358
          Investment gains .........................................          (371)           (99)
          Interest on annuity policies .............................        39,588         35,854
          Loan loss provision ......................................         7,821          6,311
          Amortization and depreciation ............................         2,071          1,459
          Deferred income taxes ....................................        13,180         (2,428)
          Proceeds from sales and principal collections of loans
            held for sale ..........................................       640,142        466,414
          Originations and purchases of loans held for sale ........      (691,548)      (433,146)
          Net cash flows from trading investment securities ........          (159)          --
                                                                         ---------      ---------
             Net cash provided by continuing operating activities ..         3,060         68,807
                                                                         ---------      ---------
Cash flows from investing activities:
          Principal collected on loans held for investment .........        29,960         32,951
          Originations and acquisition of loans held for
            investment .............................................       (10,552)          (937)
          Increase in reserve accounts .............................       (36,144)       (28,520)
          Proceeds from sales of investment securities .............        25,640          7,459
          Proceeds from maturities or calls of investment
            securities .............................................        22,061         52,061
          Purchase of held-to-maturity securities ..................           (76)          --
          Purchases of available-for-sale securities ...............      (108,615)      (182,062)
          Capital expenditures .....................................        (5,413)        (2,155)
                                                                         ---------      ---------
             Net cash used by investing activities .................       (83,139)      (121,203)
                                                                         ---------      ---------
Cash flows from financing activities:
          Proceeds from mortgage loan ..............................         2,563            621
          Increase in revolving credit debt ........................       (27,162)        30,000
          Decrease in repurchase agreement .........................          --          (20,000)
          Increase in debt with maturities of three months
            or less ................................................        21,365          1,300
          Deposits received from annuities .........................        85,375        116,323
          Payments on annuities ....................................      (113,252)       (84,951)
          Cash dividends paid ......................................        (2,990)        (2,478)
          Increase (decrease) in managed cash overdraft ............        (2,796)        18,083
          Proceeds from issuance of stock ..........................        83,254          4,545
          Loan made to ESOP ........................................          (683)          --
          Proceeds from exercise of stock options and warrants .....         1,741            538
                                                                         ---------      ---------
             Net cash provided by financing activities .............        47,415         63,981
                                                                         ---------      ---------
    Increase (decrease) in cash and cash equivalents ...............       (32,664)        11,585
    Cash and cash equivalents at beginning of period ...............        56,359         39,942
                                                                         ---------      ---------
    Cash and cash equivalents at end of period .....................     $  23,695      $  51,527
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

    These notes reflect only the major changes from those disclosures contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1994, as amended by Amendment Nos. 1 and 2 on Form 10-K/A, filed with the United States Securities and Exchange Commission.

    The consolidated results of operations for the three months and six months ended June 30, 1995 and 1994 are not necessarily indicative of the results to be expected for the full year. Certain 1994 amounts have been reclassified to conform with the current year presentations. Such reclassifications had no effect on net income.

2.  DISCONTINUED OPERATIONS.

    United General Title Insurance Company. On April 10, 1995, the Company made a decision to dispose of its investment in United General Title Insurance Company ("UG Title"), a wholly owned subsidiary of the Company, and, on May 1, 1995, approved a formal plan of disposal. The decision to dispose of UG Title is independent of the consummation of the sale thereof contemplated by the amended letter of intent referred to below. As a result, the operations of UG Title have been classified as discontinued operations, and, accordingly, the consolidated financial statements and the related notes of the Company segregate continuing and discontinued operations. It is anticipated that the disposal will be completed during 1995.

    In connection with the Company's decision to dispose of UG Title, a letter of intent to sell UG Title was signed in April 1995 which initially provided for a reduction of the sale price for certain claims relating to transactions occurring prior to the date of sale and discovered within twelve months thereafter. On July 14, 1995, the Company and the prospective purchaser agreed to certain amendments to the terms of the letter of intent, including a reduction of the sale price to equal the statutory capital and surplus of UG Title at closing and a provision making the Company liable to UG Title for claims from defalcations and fraud losses incurred by UG Title which are unknown and occur prior to closing and are discovered within 24 months thereafter. The Company recorded a loss from discontinued operations (net of income tax benefit) of $2.7 million in the second quarter of 1995 primarily to reflect the reduction in the anticipated sale price and losses currently estimated through completion of disposal. Additionally, the Company has estimated the risk of loss related to the potential claims from defalcations and fraud losses incurred by UG Title and recorded a provision for such loss. Should such claims materially exceed the Company's estimates for such losses, such consequence will have an adverse impact on the Company's operations. The transaction contemplated by the amended letter of intent is subject to completion of negotiations and execution of a definitive agreement and the satisfaction of certain conditions, including receipt of necessary regulatory approvals. The Company believes that the failure to consummate this transaction should not have a material adverse effect on the Company's financial condition.

    Foster Mortgage Corporation. On May 7, 1993, the Company decided to divest its subsidiary Foster Mortgage Corporation ("FMC"). As of November 30, 1993, the servicing rights owned by FMC, which constituted substantially all of its assets, were sold. On December 21, 1993, the institutional lenders under FMC's primary credit facility (the "FMC Institutional Lenders") filed a petition in the U.S. bankruptcy court to cause the remaining affairs of FMC to be wound up under the supervision of the bankruptcy court. The FMC Institutional Lenders filed and the bankruptcy court has approved a plan of liquidation for FMC providing for the appointment of a trustee selected by the FMC Institutional Lenders. The FMC Institutional Lenders allege that FMC has certain claims against the Company, including a claim with respect to the Company's alleged failure to remit all sums due FMC regarding federal income taxes estimated by the FMC Institutional Lenders to range from $2.1 million to $29 million. FMC and the Company executed, subject to the approval of the bankruptcy court, a settlement agreement relating to payments between FMC and the Company in connection with the federal income tax benefits resulting from FMC's losses and to certain prior intercompany payments between FMC and the Company. The settlement agreement included a release by FMC in favor of the Company of any and all claims relating to federal income taxes. The FMC Institutional Lenders opposed the proposed settlement agreement. At the conclusion of a hearing on the proposed settlement on August 18, 1994, the bankruptcy court approved the portion of the settlement providing for a net payment by the Company of $1.65 million to FMC in satisfaction of the federal income tax benefits resulting from FMC's losses and the release of any claims regarding federal income taxes. The Company had previously recorded substantially all of the impact of this portion of the settlement in its prior financial statements. The bankruptcy court declined to approve the other portion of the proposed settlement relating to payments received by the Company from FMC within twelve months of the bankruptcy filing. These matters may be pursued by the trustee under the plan of liquidation approved by the bankruptcy court. If the Company were required to refund such payments, the Company has estimated the potential additional loss to be $1.9 million, net of tax benefits. The decision of the bankruptcy court on the settlement is not final and was appealed by the FMC Institutional Lenders to the U.S. District Court which affirmed the bankruptcy court's decision. The FMC Institutional Lenders have appealed this decision to the U.S. Fifth Circuit Court of Appeals. In July, 1995, the Company was notified that a date for oral arguments would be set during the week of September 25, 1995 by the U.S. Fifth Circuit Court of Appeals. Management of the Company does not believe that any additional amounts are owed by the Company to FMC and intends to vigorously contest any claims which may be brought against it for such amounts. The Company did not guarantee any debt of FMC and believes, based upon advice of its counsel, that it has no responsibility for the obligations of FMC under FMC's primary credit facility or (excluding potential consequences of the bankruptcy filing on certain prior intercompany transactions or potential additional payment for tax benefits as discussed above) for any other liabilities to FMC's lenders.

3.  CASH PAID FOR INTEREST AND INCOME TAXES.

    During the six months ended June 30, 1995 and 1994, the Company paid interest on notes payable in the amount of $13.9 million and $5.7 million, respectively. During the six months ended June 30, 1995 and 1994 the Company paid income taxes in the amount of $.2 million and $22.3 million, respectively.

4.  INVESTMENT SECURITIES.

    At June 30, 1995, the Company's investment securities consisted of the following (in thousands):


                                                   Amortized     Unrealized    Unrealized       Fair
                                                      Cost         Gains         Losses        Value
-------------------------------------------------------------------------------------------------------
Trading
  Common stock  . . . . . . . . . . . . . . . .   $        651  $       192   $         5   $       838
                                                  ============  ===========   ===========   ===========
Available-for-sale
   Debt securities
       Corporate  . . . . . . . . . . . . . . .   $    323,652  $    14,548   $     1,688   $   336,512
       U.S. Treasury  . . . . . . . . . . . . .         11,387          245             1        11,631
       Mortgage-backed  . . . . . . . . . . . .        745,276       10,622         7,657       748,241
       Foreign governments  . . . . . . . . . .         17,447        1,104           -          18,551
       Other  . . . . . . . . . . . . . . . . .            425           21           -             446
                                                  ------------  -----------   -----------   -----------
          Total   . . . . . . . . . . . . . . .      1,098,187       26,540         9,346     1,115,381

   Equity securities  . . . . . . . . . . . . .            644           54           364           334
                                                  ------------  -----------   -----------   -----------
          Total   . . . . . . . . . . . . . . .   $  1,098,831  $    26,594   $     9,710   $ 1,115,715
                                                  ============  ===========   ===========   ===========
Held-to-maturity
   Debt securities
       Corporate  . . . . . . . . . . . . . . .   $      8,193  $       472   $       -     $     8,665
       Mortgage-backed  . . . . . . . . . . . .         45,905        1,207         1,060        46,052
                                                  ------------  -----------   -----------   -----------
          Total   . . . . . . . . . . . . . . .   $     54,098  $     1,679   $     1,060   $    54,717
                                                  ============  ===========   ===========   ===========
Other
   Investment in limited
    partnership . . . . . . . . . . . . . . . .   $     24,683                              $    24,683
                                                  ============                              ===========

    Net unrealized gains on available-for-sale securities in stockholders' equity at June 30, 1995 are presented net of deferred income taxes of $5.9 million. Realized investment gains for the six months ended June 30, 1995 and 1994 were $.4 million and $.1 million, respectively, and are included in investment income.

5.  LOANS - NET

    The following schedule sets forth the components of Loans owned by the Company at June 30, 1995 and December 31, 1994.


                                                  June 30,         December 31,
                                                    1995              1994
                                                 ------------      ------------
                                                         (in thousands)
         Home equity  . . . . . . . . .          $    221,909      $  202,551
         Commercial . . . . . . . . . .               158,263         155,271
         Conventional . . . . . . . . .                 1,175           1,106
         Foreclosed properties  . . . .                28,294          31,073
         Nonrefundable loan fees  . . .                (4,901)         (4,538)
         Consumer and other . . . . . .                    71           1,536
                                                 ------------      ----------
              Total . . . . . . . . . .          $    404,811      $  386,999
                                                 ============      ==========

    Included in owned loans at June 30, 1995 and December 31, 1994 were nonaccrual loans totaling $21.5 million and $21.7 million, respectively.

    The following schedule summarizes the composition of Loans - net at June 30, 1995 and December 31, 1994:



                                                  June 30,         December 31,
                                                    1995              1994
                                                 ------------      ------------
                                                         (in thousands)
         Loans  . . . . . . . . . . . .          $   404,811       $  386,999
         Allowance for loan losses  . .              (16,234)         (16,508)
         Unearned discount  . . . . . .                 (824)          (1,109)
                                                 ------------      ----------
              Loans - net . . . . . . .          $   387,753       $  369,382
                                                 ===========       ==========


6.  OTHER ASSETS AND OTHER LIABILITIES.

    At June 30, 1995, other assets included amounts due from reinsurers of $34.3 million and policy loans of $19.8 million compared to $35.0 million and $20.2 million, respectively, at December 31, 1994. In addition, included in other assets at June 30, 1995 and December 31, 1994 was a federal income tax receivable of $5.1 million and $6.2 million, respectively.

    Other liabilities included a $10.0 million and $12.8 million managed cash overdraft at June 30, 1995 and December 31, 1994, respectively.

7.  NOTES PAYABLE.

    To help finance its originations and acquisitions of home equity loans, United Companies Lending Corporation ("UC Lending") and other mortgage lending subsidiaries of the Company entered into a credit agreement dated as of May 23, 1995 with First Union National Bank of North Carolina and certain other lenders signatory thereto (the "Warehouse Facility"). Under the Warehouse Facility, UC Lending and the other mortgage lending subsidiaries may borrow up to $150 million on a revolving basis secured by home equity loans eligible thereunder. Loans under the Warehouse Facility are subject to the satisfaction of certain borrowing conditions, including a minimum borrowing base and bear interest at a floating rate. Borrowings under the Warehouse Facility are required to be repaid from the proceeds of the sale or other disposition of the home equity loan collateral. The Warehouse Facility contains certain provisions that may affect the ability of UC Lending to pay dividends to the Company. The lenders' commitment under the Warehouse Facility is scheduled to terminate on May 23, 1997. As of June 30, 1995, approximately $12.2 million was outstanding under the Warehouse Facility.

8.  6 3/4% CONVERTIBLE PREFERRED STOCK ("PRIDES(SM)").

    On June 16, 1995, the Company concluded the sale of 1,955,000 shares of its Preferred Redeemable Increased Dividend Equity Securities(SM), 6 3/4% PRIDES(SM), Convertible Preferred Stock, par value $2.00 per share ("PRIDES(SM)"), at a price per share of $44.00. After deducting underwriting discounts but before deducting expenses payable by the Company, proceeds to the Company were approximately $83.7 million. The net proceeds from the sale of shares of PRIDES(SM) were used for general corporate purposes.

    The PRIDES(SM) rank prior to the Company's common stock as to payment of dividends and distribution of assets upon liquidation. The shares of PRIDES(SM) mandatorily convert into shares of common stock on July 1, 2000 (the "Mandatory Conversion Date") on a one share to one share basis, and the shares of PRIDES(SM) are convertible into shares of common stock at the option of the holder at any time prior to the Mandatory Conversion Date on the basis of .826 of a share of common stock for each share of PRIDES(SM) in each case subject to adjustment in certain events. In addition, the Company has the option to convert the shares of PRIDES(SM), in whole or in part, on or after July 1, 1998 until the Mandatory Conversion Date, into shares of its common stock according to a formula.

9.  COMMITMENTS AND CONTINGENCIES.

    On March 21, 1994, the United States Court of Appeals for the Eleventh Circuit, in Rodash v. AIB Mortgage Company, held, in part, that a lender improperly disclosed the collection of the Florida state intangible tax from the borrower, thereby subjecting the loan to rescission under the Federal Truth-in-Lending Act (the "TILA") by the borrower for three years after it was made. Subsequent to the court's initial decision and prior to its refusal to reconsider its decision, the Florida Legislature amended the language of the intangible tax to clarify the Legislature's previous intention that the intangible tax be disclosed for purposes of the TILA in the manner that had been followed by most lenders in Florida, including the Company. Although the Florida Legislature intended this legislation to apply retroactively, no final court decision has been rendered as to the effect of this legislation on loans originated prior to its effective date. This court decision may also apply to a similar intangible tax imposed by other states. To its knowledge, as of August 4, 1995 no claims have been filed against the Company under this court decision (other than as a defense in foreclosure proceedings) and no notice of a breach of a representation has been received under the Company's loan sale agreements requesting it to repurchase, cure or substitute other loans for the loans sold. If the intent of the Florida Legislature is not upheld and if a substantial number of claims are filed by borrowers against the Company resulting in rescission or repurchase, the Company's financial statements and operations will be materially adversely affected. As the financial impact, if any, of this contingency cannot presently be reasonably estimated, the Company has made no accrual therefor.

    Amendments to the TILA which become effective on October 1, 1995, impose additional disclosure requirements and prohibit certain prepayment penalty charges, among other requirements, on loans with a specified level of origination fees or a specified interest rate level. A portion of the Company's loans as currently originated will be subject to the requirements of this legislation. The Company has reviewed this legislation in its final form and intends to comply with the additional disclosure requirements of the legislation. Management of the Company does not believe that the requirements of this legislation will have a material effect on the Company's financial condition or results of operations.

    As discussed in Note 2 above, the Company has formalized a plan of disposition of its investment in UG Title. In connection therewith, an amended letter of intent to sell UG Title has been signed which includes a provision making the Company liable to UG Title for claims from defalcations and fraud losses incurred by UG Title which are unknown and occur prior to closing and are discovered within 24 months thereafter. The Company has estimated the risk of loss related to such potential claims and recorded a provision for such loss. Should such claims materially exceed the Company's estimates for such losses, such consequence will have an adverse impact on the Company's operations.

    As also discussed in Note 2 above, the appeal by the FMC Institutional Lenders of the decision of the bankruptcy court approving the settlement discussed therein will be set for oral argument before the U.S. Fifth Circuit Court of Appeals during the week of September 25, 1995.

    The Company used a prefunding feature in connection with its loan securitization transaction during the second quarter of 1995. At June 30, 1995, approximately $125 million was held in a prefunding account for the purchase of the Company's home equity loans during the third quarter of 1995. Pursuant to this commitment, home equity loans with a remaining principal balance of approximately $125 million must be delivered prior to September 10, 1995.

10. ACCOUNTING STANDARDS.

    In May 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 122 ("SFAS No. 122") "Accounting for Mortgage Servicing Rights". The provisions of SFAS No. 122 are to be applied prospectively in fiscal years beginning after December 15, 1995; however, the FASB encourages earlier application in periods for which financial statements have not been issued. The Statement amends certain provisions of FASB Statement No. 65 to eliminate the accounting distinction between rights to service loans for others that are acquired through loan origination activities and those acquired through purchase transactions. Management believes that the adoption of SFAS No. 122 will not have a material effect on the financial statements of the Company.

11. SUBSEQUENT EVENT.

    On July 25, 1995, the Company publicly sold $100 million of its senior unsecured notes. The notes bear interest at the rate of 7.00% per annum, payable semi-annually, mature on July 15, 1998 and are not redeemable prior to maturity. The notes rank on a parity with other unsecured and senior indebtedness of the Company. A portion of the proceeds from the issuance of the notes were used to repay the principal amount of indebtedness outstanding under the Company's primary revolving credit facility with a group of banks which was scheduled to mature on December 31, 1996. The remainder of the proceeds will be used for general corporate purposes. The Company terminated this revolving credit facility effective July 25, 1995.

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

SIX MONTHS ENDED JUNE 30, 1995 AND 1994

    Income from continuing operations for the first six months of 1995 was $32.0 million ($2.23 per share based on 14.4 million weighted average shares outstanding) compared to net income of $28.4 million ($1.97 per share based on
14.5 million shares outstanding) for the same period of 1994. The above per share data is calculated on a fully diluted basis, and, for 1995, reflects the issuance of 1,955,000 shares of 6 3/4% Convertible Preferred Stock ("PRIDES(SM)") on June 16, 1995. Net income for the first six months of 1995 was positively affected by a $175 million increase in the amount of loans sold during the period as compared to the same period of 1994 and the recognition of loan sale gains and loan fees in connection with such sales. The effect on income of these items was reduced by increased costs in the Company's mortgage lending division associated with expansion of operations, as personnel costs increased $8.1 million, advertising expense increased $3.7 million and loan purchase premiums rose $2.6 million.

    The table below sets forth income from continuing operations before income taxes for each of the Company's business segments and certain home equity loan data for the indicated periods:


                                                            Six Months Ended June 30,
                                                        -------------------------------
                                                           1995                 1994
                                                           ----                 ----
                                                             (dollars in thousands)
Mortgage ......................................         $  45,983             $  41,777
Life insurance ................................             7,733                 4,504
Corporate, other operations and eliminations...            (3,788)               (2,696)
                                                        ---------             ---------
   Total ......................................         $  49,928             $  43,585
                                                        =========             =========

Home equity loan originations .................         $ 672,451             $ 425,446
Home equity loans sold ........................           635,357               460,359
Interest spread retained on home equity
   loans sold .................................              4.87%                 4.88%

   The following table sets forth certain financial data for the periods indicated.


                                         Six Months Ended June 30,
                                       -----------------------------
                                         1995                 1994
                                       --------             --------
                                              (in thousands)
Total revenues  . . . . . . . . . . .  $192,066             $152,992
Total expenses  . . . . . . . . . . .   142,138              109,407
Income from continuing operations
  before income taxes . . . . . . . .    49,928               43,585
Income from continuing operations . .    31,963               28,417

   Revenues. The following table sets forth information regarding the components of the Company's revenues for the six months ended June 30, 1995 and 1994.


                                            Six Months Ended June 30,
                                          -----------------------------
                                            1995                 1994
                                          --------             --------
                                                 (in thousands)
Interest, charges and fees on loans . .   $ 65,342             $ 57,330
Loan sale gains . . . . . . . . . . . .     63,987               43,346
Investment income . . . . . . . . . . .     52,729               38,930
Loan servicing income . . . . . . . . .      5,689                7,684
Net insurance premiums  . . . . . . . .      4,319                5,702
                                          --------             --------
    Total . . . . . . . . . . . . . . .   $192,066             $152,992
                                          ========             ========

   Interest, charges and fees on loans increased $8.0 million for the first six months of 1995 compared to the same period of 1994. This line item includes interest on mortgage loans owned by the mortgage and life insurance divisions and loan origination fees earned by the mortgage division. Loan origination fees in excess of direct origination costs on loans held by the Company are recognized over the life of the loan and are recognized at the time of sale on loans sold to third parties. During the six months ended June 30, 1995 and 1994, the Company sold approximately $635 million and $460 million, respectively, in home equity loans and recognized approximately $17.5 million and $15.6 million, respectively, in net loan origination fees in connection with these sales. Other loan income includes primarily prepayment fees, late charges, and insurance commissions.

   The following table presents the composition of interest, charges and fees on loans for the periods indicated.


                                        Six Months Ended June 30,
                                      -----------------------------
                                        1995                 1994
                                      --------             --------
                                             (in thousands)
Loan origination fees . . . . . . .   $ 33,170             $ 27,210
Mortgage loan interest  . . . . . .     22,595               22,884
Other loan income . . . . . . . . .      9,577                7,236
                                      --------             --------
    Total . . . . . . . . . . . . .   $ 65,342             $ 57,330
                                      ========             ========


     The Company estimates that non-accrual loans reduced mortgage loan interest for the first six months of 1995 and 1994 by approximately $6.0 million and $5.1 million, respectively. During the six months ended June 30, 1995 the average amount of non-accrual loans owned by the Company was $21.5 million compared to approximately $28.2 million during the same period of 1994. In addition, the average balance of loans serviced for third parties which were on a non-accrual basis or in foreclosure was $73.5 million and $52.4 million during the first six months of 1995 and 1994, respectively, representing 3.9% and 4.4%, respectively, of the average amount of loans serviced for third parties. The Company is generally obligated to advance interest on delinquent loans which have been sold until satisfaction of the note, liquidation of the collateral or charge off of the delinquent loan. At June 30, 1995, the Company owned approximately $8.3 million of commercial loans which were on an accrual status, but which the Company considers as potential problem loans, compared to $9.8 million at June 30, 1994. The Company evaluates each of these commercial loans to estimate its risk of loss in the investment and provides for such loss through a charge to earnings.

     Loan sale gains increased $20.6 million during the first six months of 1995 over the same period in 1994. Loan sale gains approximate the present value over the estimated lives of the loans of the excess of the contractual rates on the loans sold, over the sum of the pass through rate paid to the buyer, a normal servicing fee, a trustee fee, a surety bond fee, if any, in mortgage-backed securitization transactions, and an estimate of future credit losses. The increase in the amount of loan sale gains was due primarily to a $175 million increase in the amount of loans sold. In connection with the securitization transaction concluded in June, 1995, the Company utilized a series of interest rate hedge mechanisms with respect to the fixed rate classes of loans to be included in the transaction so as to protect the Company against an increase in market interest rates. The gain recorded by the Company in connection with the loans delivered during the second quarter of 1995 was reduced by approximately $5.0 million as the result of a decline in interest rates prior to the pricing of the securitization transaction.

     The following table presents information regarding home equity loan sale transactions for the periods indicated.


                                                        Six Months Ended June 30,
                                                       ----------------------------
                                                         1995                1994
                                                       --------            --------
                                                         (dollars in thousands)
Home equity loans sold .............................   $635,357            $460,359
Average coupon on home equity loans sold ...........      12.31%              11.51%
Interest spread retained on home equity loans sold..       4.87%               4.88%
Home equity loan sale gains ........................   $ 63,987            $ 43,346

     Fluctuations in and the level of market interest rates will impact the interest spread retained by the Company on loans sold, and, potentially, the amount of its loan sale gains. An increase in the level of market interest rates will generally adversely affect the interest spread on loans sold, whereas such interest spread generally widens during a declining interest rate environment. Although actions have been taken by the Company during a rising interest rate environment to mitigate the impact on earnings of fluctuations in market rates, such as increasing the coupon rate charged on its loan products, the effect of such actions will generally lag the impact of market rate fluctuations. The weighted average interest spread retained by the Company on loan sales during the three months ended June 30, 1995 increased to 5.21% from 4.42% retained on loan sales during the first quarter of 1995. This increase is primarily attributable to a decrease in the weighted pass-through rates on loans sold as the result of market rates declining during the second quarter of 1995. In connection with the loan securitization transactions, the Company has used a prefunding feature which "locks in" the pass-through rate that the Company will pay to investors on a prefunded amount which will be used to acquire loans at a future date. The Company is obligated for the difference between the earnings on the prefunded amount and the pass-through interest paid to the investors during the period from the date of closing of the securitization transaction until the date of delivery of the loans. In connection with the home equity loan securitization transaction which closed during the second quarter of 1995, approximately $125 million was held in prefunding accounts for purchase of the Company's home equity loans during the third quarter of 1995. Pursuant thereto, home equity loans with a remaining principal balance of approximately $125 million must be delivered prior to September 10, 1995.

     Investment income totaled $52.7 million on average investments of approximately $1.2 billion for the first six months of 1995 compared to investment income of $38.9 million on average investments of approximately $1.0 billion during the same period of 1994. In addition to interest earned on the higher asset base, investment income during the first six months of 1995 was positively affected by a $3.6 million increase in income related to the Company's investment in a limited partnership and a $1.8 million increase in interest earned on temporary investments - reserve accounts. At June 30, 1995 the amortized cost of the fixed income portfolio totaled $1.2 billion and was comprised principally of $791 million in investment grade mortgage-backed securities and $342 million in investment grade bonds. At June 30, 1995, the weighted average rating of the publicly traded bond portfolio according to nationally recognized rating agencies was "AA". During 1994, the Company established a trading account for a portion of its investment portfolio invested in common stocks. At June 30, 1995, the carrying value of investments in the Company's trading account was $.8 million reflecting a $.2 million net unrealized gain which is included in investment income for the first six months of 1995.

     Loan servicing income declined $2.0 million for the six months ending June 30, 1995 compared to the same period of 1994. Loan servicing income was negatively affected by a $2.0 million increase in the amortization of capitalized excess servicing income as the result of an adjustment in the estimated prepayment assumptions of certain mortgage loans serviced by the Company, primarily adjustable rate mortgage loans. This adjustment was made in connection with the Company's evaluation of capitalized excess servicing income which is performed as of each balance sheet date. This evaluation includes an analysis of the prepayment assumptions used in calculating loan sale gains in relation to the current rate of prepayment, and if necessary, revising the estimate using the original discount rate. Any losses arising from adverse prepayment experience are recognized immediately while favorable experience is recognized prospectively. This adjustment offset the impact of an increase of approximately $725 million in the average amount of home equity loans serviced by the Company for third parties during the first six months of 1995 compared to the same period of 1994. In addition, the reduction in the normal servicing fee from 75 to 50 basis points effective July 1, 1994 has the impact of increasing current revenues (loan sale gains) while reducing future revenues (loan servicing income). The following table reflects the components of loan servicing income for the periods indicated.


                                      Six Months Ended June 30,
                                      -------------------------
                                          1995         1994
                                      -----------  ------------
                                           (in thousands)

Servicing fees earned ............     $ 35,759      $ 25,042
Amortization of capitalized excess
  servicing income ...............      (30,070)      (17,358)
                                       --------      --------
   Total .........................     $  5,689      $  7,684
                                       ========      ========

     Net insurance premiums declined $1.4 million for the first six months of 1995 compared with the same period of 1994. Net insurance premiums reflect the recognition of credit life premiums on policies sold in prior years. The decrease in premium income is primarily the result of UC Life's decision in 1993 to discontinue sales of credit insurance products.

     Expenses. The following table presents the components of the Company's expenses for the periods indicated.


                                      Six Months Ended June 30,
                                      -------------------------
                                          1995         1994
                                      -----------   -----------
                                           (in thousands)
Interest on annuity policies .....     $ 39,588     $ 35,854
Personnel ........................       35,535       27,649
Interest .........................       13,772        5,699
Loan loss provision ..............        7,821        6,311
Insurance commissions ............        6,828        6,942
Insurance benefits ...............        5,376        6,487
Other operating ..................       33,218       20,465
                                       --------     --------
   Total .........................     $142,138     $109,407
                                       ========     ========

     Interest on annuity policies increased $3.7 million for the first six months of 1995 when compared to the same period of 1994 primarily as the result of an increase in annuity reserves. Average annuity reserves were $1.4 billion during the first six months of 1995, an increase of approximately $109 million from the same period of 1994.

     Personnel expenses increased approximately $7.9 million primarily because of costs associated with the expansion of the Company's mortgage operations and an increase in incentive bonuses based on loan production.

     Interest expense for the first six months of 1995 increased $8.1 million from the same period of 1994 primarily as the result of an increase in the average amount of debt outstanding and in the weighted average interest rate on debt outstanding.

     The provision for loan losses increased $1.5 million during the first six months of 1995 compared to the same period of 1994. During the first six months of 1994, the amount of loans owned by the Company declined by approximately $83 million compared to an increase of $18 million in the amount of loans owned during the same period of 1995. In addition, during the first six months of 1994 the Company reduced the amount of home equity foreclosed properties by approximately $6.2 million compared to a reduction of $2.2 million during the same period of 1995.

     Insurance commissions for the first six months of 1995 was $6.8 million compared to $6.9 million for the same period of 1994. Commissions paid on issuance of the Company's single premium deferred annuity products are generally capitalized as deferred policy acquisition costs ("DPAC") and amortized over the estimated life of the policy. During the six months ended June 30, 1995, the Company capitalized approximately $7.4 million in commissions paid on sales of annuities compared to $9.4 million during the same period of 1994. Amortization of commission expense on annuities capitalized in prior periods was $5.3 million during the six months ended June 30, 1995, compared to $4.4 million during the same period of 1994.

     Other operating expenses for the six months ended June 30, 1995 increased approximately $12.8 million when compared to the same period of 1994 primarily as the result of expansion of the Company's mortgage operations, including a $3.7 million increase in advertising expenses, a $2.6 million increase in loan purchase premiums and a $1.3 million increase in occupancy expenses.

FINANCIAL INFORMATION ON BUSINESS SEGMENTS

     The following tables reflect income from continuing operations before income taxes for each of the Company's business segments for the six months ended June 30, 1995 and 1994, respectively.


                                                      Six Months Ended June 30, 1995
                                             ----------------------------------------------------
                                                                           Corporate,
                                                            Life       Other Operations,
                                             Mortgage     Insurance     & Eliminations      Total
                                             --------     ---------     --------------      -----
                                                                 (in thousands)
Revenues:
  Interest, charges and fees on loans ..     $  42,920     $  19,524      $   2,898      $  65,342
  Loan sale gains ......................        63,987                                      63,987
  Investment income ....................         3,030        50,633           (934)        52,729
  Loan servicing income ................         8,056          (718)        (1,649)         5,689
  Net insurance premiums ...............          --           4,319           --            4,319
                                             ---------     ---------      ---------      ---------
     Total .............................       117,993        73,758            315        192,066
                                             ---------     ---------      ---------      ---------
Expenses:
  Interest on annuity policies .........                      39,588                        39,588
  Personnel ............................        30,132         2,742          2,661         35,535
  Interest .............................         8,137         1,862          3,773         13,772
  Loan loss provision ..................         6,304         1,517                         7,821
  Insurance commissions ................                       6,657            171          6,828
  Insurance benefits ...................                       5,376                         5,376
  Other operating ......................        27,437         8,283         (2,502)        33,218
                                             ---------     ---------      ---------      ---------
     Total .............................        72,010        66,025          4,103        142,138
                                             ---------     ---------      ---------      ---------
Income (loss) from continuing operations
     before income taxes ...............     $  45,983     $   7,733      $  (3,788)     $  49,928
                                             =========     =========      =========      =========



                                                       Six Months Ended June 30, 1994
                                             -------------------------------------------------
                                                                       Corporate,
                                                           Life     Other Operations,
                                              Mortgage   Insurance   & Eliminations     Total
                                              --------   ---------   --------------     -----
                                                               (in thousands)
Revenues:
  Interest, charges and fees on loans ..     $ 32,385     $ 23,056      $  1,889      $ 57,330
  Loan sale gains ......................       43,346                                   43,346
  Investment income ....................          770       38,887          (727)       38,930
  Loan servicing income ................       10,077         (136)       (2,257)        7,684
  Net insurance premiums ...............                     5,702                       5,702
                                             --------     --------      --------      --------
     Total .............................       86,578       67,509        (1,095)      152,992
                                             --------     --------      --------      --------
Expenses:
  Interest on annuity policies .........                    35,854                      35,854
  Personnel ............................       21,989        2,509         3,151        27,649
  Interest .............................        2,608          855         2,236         5,699
  Loan loss provision ..................        4,348        1,963                       6,311
  Insurance commissions ................                     6,620           322         6,942
  Insurance benefits ...................                     6,487                       6,487
  Other operating ......................       15,856        8,717        (4,108)       20,465
                                             --------     --------      --------      --------
     Total .............................       44,801       63,005         1,601       109,407
                                             --------     --------      --------      --------
Income (loss) from continuing operations
     before income taxes ...............     $ 41,777     $  4,504      $ (2,696)     $ 43,585
                                             ========     ========      ========      ========

ASSET QUALITY AND RESERVES

      The quality of the Company's loan and bond portfolios and of the loan portfolio serviced for third parties significantly affects the profitability of the Company. The values of and markets for these assets are dependent on a number of factors, including general economic conditions, interest rates and governmental regulations. Adverse changes in such factors, which become more pronounced in periods of economic decline, may affect the quality of these assets and the Company's resulting ability to sell these assets for acceptable prices. General economic deterioration can result in increased delinquencies on existing loans, reductions in collateral values and declines in the value of investments in fixed income securities resulting from a reduced capacity of issuers to repay the bonds.

      Loans. Substantially all of the loans owned by the Company were originated through the Company's branch (i.e., retail) network or wholesale loan programs. In connection with its origination of home equity loans, the Company relies on thorough underwriting and credit review procedures, a mortgage on the borrower's residence and, in some cases, other security, and, in its retail origination program, contact with borrowers through its branch office system to manage credit risk on its loans. In addition to servicing the loans owned by the Company, the mortgage division serviced approximately $2.1 billion in loans for third parties at June 30, 1995, $1.9 billion of which are home equity loans. Substantially all of the home equity loans serviced for third parties were publicly sold as mortgage backed securities ("pass-through certificates"). The purchasers of the pass-through certificates receive a credit enhanced security which is generally achieved in part by subordinating the excess interest spread retained by the Company to the payment of scheduled principal and interest on the certificates. Such subordination relates to credit losses which may occur after the sale of the loans and continues until the earlier of the payment in full of the loans or termination of the agreement pursuant to which the loans were sold. If cumulative payment defaults exceed the amount subordinated, a third party insurer is obligated to pay any further losses experienced by the owners of the pass-through certificates.

     The Company is also obligated to cure, repurchase or replace loans which may be determined after the sale to violate representations and warranties relating to them and which are made by the Company at the time of the sale. The Company regularly evaluates the quality of the loan portfolio and estimates its risk of loss based upon historical loss experience, prevailing economic conditions, estimated collateral value and such other factors which, in management's judgment, are relevant in estimating the credit risk in owned and/or serviced loans. Estimated losses on the owned portfolio are provided for by an increase in the allowance for loan losses through a charge to current operating income. At June 30, 1995, the Company's allowance for loan losses was $16.2 million. For loans sold, the Company reduces the amount of gain recognized on the sale by the estimated amount of credit losses, and records such amount on its balance sheet in the allowance for loss on loans serviced. At June 30, 1995, the allowance for loss on loans serviced was $35.3 million. The maximum recourse associated with sales of home equity loans according to terms of the loan sale agreements totaled approximately $387 million, of which amount approximately $377 million relates to the subordinated cash and excess interest spread. Should credit losses on loans sold materially exceed the Company's estimates for such losses, such consequence will have a material adverse impact on the Company's operations.

      At June 30, 1995, the contractual balance of loans serviced was approximately $2.5 billion comprised of approximately $381 million serviced for the Company and approximately $2.1 billion serviced for investors. The portfolio is geographically diversified. Although the Company services loans in 48 states, at June 30, 1995 a substantial portion of the loans serviced were originated in Florida (12.4%), Ohio (11.4%), Louisiana (9.6%), and North Carolina (7.5%), respectively, and no other state accounted for more than 7.0% of the serviced portfolio. Included in the serviced portfolio are commercial loans originated by the Company, a substantial portion of which were originated in Florida (27.3%), Georgia (16.7%), and Virginia (8.8%) and no other state accounted for more than 8.5% of the commercial loans serviced. The risk inherent in such concentrations is dependent not only upon regional and general economic stability which affects property values, but also the financial well-being and creditworthiness of the borrower.

      The following table provides a summary of loans owned and/or serviced which are past due 30 days or more, foreclosed properties and loans charged off as of the dates indicated.


                                                                      Foreclosed Properties
                                                                    -------------------------
                      Contractual   Delinquencies      % of         Owned        Serviced for                    % of
                        Balance      Contractual   Contractual      by the        Third Party    Net Loans      Average
Period Ended            of Loans        Balance       Balance       Company        Investors     Charged Off     Loans*
------------         ---------------------------------------------------------------------------------------------------
                             (dollars in thousands)
June 30, 1995
-------------
Home equity .....      $2,143,229      $  155,001      7.23%      $    6,583      $   14,199      $    6,046       0.63%
Commercial ......         259,176           3,381      1.30%          21,426           8,437           1,148       0.86%
Conventional ....          67,237           2,383      3.54%             285            --                50       0.14%
                       ----------      ----------                 ----------      ----------      ----------
     Total ......      $2,469,642      $  160,765      6.51%      $   28,294      $   22,636      $    7,244
                       ==========      ==========                 ==========      ==========      ==========

December 31, 1994
-----------------
Home equity .....      $1,683,698      $  129,203      7.67%      $    8,791      $   11,837      $   11,694       0.84%
Commercial ......         274,413           5,377      1.96%          22,131           8,784           5,658       1.83%
Conventional ....          74,294           2,672      3.60%              35            --               100       0.16%
                       ----------      ----------                 ----------      ----------      ----------
     Total ......      $2,032,405      $  137,252      6.75%      $   30,957      $   20,621      $   17,452
                       ==========      ==========                 ==========      ==========      ==========
June 30, 1994
-------------
Home equity .....      $1,388,877      $  103,319      7.44%      $   10,849      $    7,056      $    6,931       1.10%
Commercial ......         305,368          11,090      3.63%          27,196          10,336           1,133       0.28%
Conventional ....          82,777           2,991      3.61%              35            --               (08)        --
                       ----------      ----------                 ----------      ----------      ----------
     Total ......      $1,777,022      $  117,400      6.61%      $   38,080      $   17,392      $    8,056
                       ==========      ==========                 ==========      ==========      ==========


*Annualized for the six months ended June 30, 1995 and 1994, respectively.

     Management continues to focus on reducing the level of non-earning assets owned and/or serviced by expediting the foreclosure process. The balance of foreclosed home equity loans owned and/or serviced as a percentage of the owned and/or serviced portfolio was .96% at June 30, 1995 compared to 1.27% at June 30, 1994.

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

     A summary analysis of the changes in the Company's allowance for loan losses for the indicated periods is as follows.


                                             Six Months Ended June 30,
                                             -------------------------
                                                1995           1994
                                             ---------       ---------
                                                 (in thousands)

        Balance at beginning of period..     $16,508          $21,017

        Loans charged to allowance
           Home equity .................      (6,992)          (7,367)
           Commercial ..................      (1,148)          (1,141)
           Conventional ................         (69)             (18)
                                             -------          -------
              Total ....................      (8,209)          (8,526)
        Recoveries on loans previously
          charged to allowance .........         965              470
                                             -------          -------
        Net loans charged off ..........      (7,244)          (8,056)

        Loan loss provision ............       7,821            6,311
        Reserve reclassification .......        (851)            (107)
                                             -------          -------
        Balance at end of period .......     $16,234          $19,165
                                             =======          =======

        Specific reserves ..............     $ 6,715          $ 8,234
        Unallocated reserves ...........       9,519           10,931
                                             -------          -------
        Total reserves .................     $16,234          $19,165
                                             =======          =======

     Specific reserves are provided for foreclosures in which the carrying value of the loan exceeds the market value of the collateral. Unallocated reserves are provided for loans not in foreclosure and are calculated primarily using objective measurement techniques. Unallocated reserves also include reserves for active loans which have been modified or indicate potential problems as well as reserves for a $32.5 million subordinated position the Company acquired in connection with the securitization and sale of approximately $230 million in commercial real estate mortgage loans in 1990. At June 30, 1995, the Company owned $28.3 million of property acquired in settlement of loans, excluding the specific reserves attributed to these properties. These balances are included in the loans owned by the Company. The specific reserve in the table above is provided to reduce the carrying value of these properties to their market value.

     A summary of the amounts provided by the Company for future credit losses on loans and foreclosed properties owned by the Company and loans sold with recourse (including for purposes hereof loans sold with limited guarantees and subordination of cash and excess interest spread owned by the Company) as of the dates indicated is as follows:


                                                    June 30,    December 31,   June 30,
                                                      1995         1994         1994
                                                    --------    ------------   --------
                                                               (in thousands)
Allowance for loan losses
 (Applicable to loans and foreclosed properties
 owned by the Company) ........................      $16,234      $16,508      $19,165

Allowance for loss on loans serviced
 (Applicable to loans
 sold with recourse) ..........................       35,339       26,822       20,549
                                                     -------      -------      -------
      Total ...................................      $51,573      $43,330      $39,714
                                                     =======      =======      =======

     As of June 30, 1995, approximately $1.9 billion of home equity loans sold were serviced by UC Lending under agreements substantially all of which provide for the subordination of cash and excess interest spread owned by the Company for credit losses ("loans sold with recourse"). The maximum recourse associated with sales of home equity loans according to terms of the loan sales agreements was approximately $387 million at June 30, 1995, of which $377 million relates to the subordinated cash and excess interest spread. The Company's estimate of its losses, based on historical loan loss experience, was approximately $35.3 million at June 30, 1995 and is recorded in the Company's allowance for loss on loans serviced. Should credit losses on loans sold with limited recourse, or subordination of cash and excess interest spread owned by the Company, materially exceed the Company's estimate for such losses, such consequence will have a material adverse impact on the Company's operations.

     Legal developments related to mortgage loans. On March 21, 1994, the United States Court of Appeals for the Eleventh Circuit held, in part, that a lender improperly disclosed the collection of the Florida state intangible tax from the borrower, thereby subjecting the loan to rescission under the Federal Truth-in-Lending Act (the "TILA") by the borrower for three years after it was made. Subsequent to the court's initial decision and prior to its refusal to reconsider its decision, the Florida Legislature amended the language of the intangible tax to clarify the Legislature's previous intention that the intangible tax be disclosed for purposes of the TILA in the manner that had been followed by most lenders in Florida, including the Company. Although the Florida Legislature intended this legislation to apply retroactively, no final court decision has been rendered as to the effect of this legislation on loans originated prior to its effective date. This court decision may also apply to a similar intangible tax imposed by other states. To its knowledge, as of August 4, 1995, no claims have been filed against the Company under this court decision (other than as a defense in foreclosure proceedings) and no notice of a breach of a representation has been received under the Company's loan sale agreements requesting it to repurchase, cure or substitute other loans for the loans sold. If the intent of the Florida Legislature is not upheld and if a substantial number of claims are filed by borrowers against the Company resulting in rescission or repurchase, the Company's financial statements and operations will be materially adversely affected. As the financial impact, if any, of this contingency cannot presently be reasonably estimated, the Company has made no accrual therefor.

     Amendments to the TILA which become effective on October 1, 1995, impose additional disclosure requirements and prohibit certain prepayment penalty charges, among other requirements, on loans with a specified level of origination fees or a specified interest rate level. A portion of the Company's loans as currently originated will be subject to the requirements of this legislation. The Company has reviewed this legislation in its final form and intends to comply with the additional disclosure requirements of the legislation. Management of the Company does not believe that the requirements of this legislation will have a material effect on the Company's financial condition or results of operations.


     Investment securities. The Company's investment portfolio consists primarily of mortgage backed securities and corporate bonds, comprising 68.6% and 28.8% of the portfolio at June 30, 1995, respectively. At June 30,

1995, approximately 93.3% of the Company's portfolio of investment securities were classified in an available-for-sale category and the carrying value adjusted to fair value by means of an adjustment to stockholders' equity. The remainder of the portfolio consists primarily of private placements made either directly or through an investment partnership and are classified as held-to-maturity and valued at cost. At June 30, 1995, the Company owned $.8 million in equity securities classified as trading securities. The net unrealized gain in the debt securities portfolio (fair value over amortized cost) at June 30, 1995 was $17.8 million compared to an unrealized loss of $73.9 million at December 31, 1994.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal cash requirements consist of funding loan originations in its mortgage operations and the payment of policyholder claims and surrenders incurred in its life insurance operations. The Company's mortgage operations require continued access to short and long-term sources of debt financing, the sale of loans to United Companies Life Insurance Company ("UC Life") and the sale of loans and asset-backed securities in the secondary market. The liquidity requirements for the Company's insurance operations are generally met by funds provided from the sale of annuities and cash flow from its investments in fixed income securities and mortgage loans.

     The following discussion reflects the primary sources of liquidity and capital for each of the Company's primary operating divisions.

     Mortgage. The principal cash requirements of the Company's mortgage operations arise from loan originations, deposits to reserve accounts, repayments of inter-company debt borrowed under the Company's revolving credit facility (the "Bank Facility") and the senior notes due November 1, 1999, payments of operating and interest expenses, and income taxes related to loan sale transactions. Loan originations are funded principally through the Bank Facility, short-term bank facilities and warehouse facilities (discussed below) pending loan sales. In addition, at June 30, 1995, UC Lending had available a secured warehouse facility provided by an investment bank that acted as lead underwriter of the Company's second quarter public loan securitization transaction. The warehouse facility was directly related to this securitization transaction and initially provided funding for up to $245 million of eligible home equity loans for such securitization and will terminate with the closing of the last delivery of loans under the prefunding accounts relative to this securitization. As of June 30, 1995, $175 million was available and no amounts were outstanding under this warehouse facility. The Bank Facility has been terminated with a portion of the proceeds received by the Company from its issuance on July 25, 1995 of $100 million of 7% senior, unsecured notes due July 15, 1998. (See Note 11 to the Company's Consolidated Financial Statements.)

     UC Lending and other mortgage lending subsidiaries of the Company entered into a credit agreement dated as of May 23, 1995 with First Union National Bank of North Carolina and certain other lenders signatory thereto (the "Warehouse Facility"). Under the Warehouse Facility, UC Lending and the other mortgage lending subsidiaries may borrow up to $150 million on a revolving basis secured by home equity loans eligible thereunder. Loans under the Warehouse Facility are subject to the satisfaction of certain borrowing conditions, including a minimum borrowing base and will bear interest at a floating rate. Borrowings under the Warehouse Facility are required to be repaid from the proceeds of the sale or other disposition of the home equity loan collateral. The lenders' commitment under the Warehouse Facility is scheduled to terminate on May 23, 1997. As of June 30, 1995, approximately $12.2 million was outstanding under the Warehouse Facility.

     Substantially all of the loans originated or acquired by UC Lending are sold. Net cash from operating activities of the Company in the first six months of 1995 and 1994 reflects approximately $692 million and $433 million, respectively, in cash used for loan originations and acquisitions. The primary source of funding for loan originations is derived from the reinvestment of proceeds from the ultimate sale of loans in the secondary market which totaled approximately $640 million and $466 million in the six months ended June 30, 1995 and 1994. In connection with the loan sale transactions in the secondary market, third-party surety bonds and cash deposits by the Company as credit enhancements have been provided. The loan sale transactions have required the subordination of certain cash flows payable to UC Lending and its subsidiaries to the payment of principal and interest due to certificate holders. In connection with these transactions, UC Lending has been required, in some instances, to fund an initial deposit, and thereafter, in each transaction, a portion of the amounts receivable by UC Lending and its subsidiaries from the excess interest spread has been required to be placed and maintained in a reserve account to the extent of the subordination requirements. The subordination requirements generally provide that the excess interest spread is payable to a reserve account until a specified level of cash, which is less than the maximum subordination amount, is accumulated therein. The capitalized excess servicing income of the Company is subject to being utilized first to replenish cash paid from the reserve account to fund shortfalls in collections from borrowers who default on the payment of principal or interest on the loans underlying the pass-through certificates issued until the total of the Company's deposits into the reserve account equal the maximum subordination amount. In connection with the issuance and sale of approximately $2.2 billion of pass-through certificates through June 30, 1995 under the Company sponsored shelf-registration statement, the subordination amounts aggregate approximately $338 million. After the Company's deposits into the reserve account equal the maximum subordination amount for a transaction, the subordination of the related excess interest spread (including the guarantee fee payable therefrom) for these purposes is terminated. The excess interest spread required to be deposited and maintained in the respective reserve accounts will not be available to support the cash flow requirements of the Company until such amount exceeds the maximum subordinated amount (other than amounts, if any, in excess of the specified levels required to be maintained in the reserve accounts, which may be distributed periodically to the Company). At June 30, 1995, amounts on deposit in such reserve accounts totaled $118 million.

     The expansion of the Company's mortgage division and the increase in the amount of loans originated are capital intensive operations; therefore, adequate credit facilities and other sources of funding, including the ability of the Company to sell loans in the secondary market and to UC Life, are essential for the continuation of and the growth in the Company's loan operations. At June 30, 1995, the Company's debt facilities available to fund general operating needs, excluding warehouse facilities discussed above, totaled $284 million, of which $194 million was outstanding, resulting in available, but unfunded debt capacity for general operating needs of $90 million. (See also Note 11 to the Company's Consolidated Financial Statements.)

     Life insurance. The principal cash requirement of UC Life consists of contractual obligations to policyholders, principally through policy claims and surrenders. The primary sources of funding these obligations, in addition to cash flow from investments, are the sale of annuities. Net cash flow from annuity operations is used to build an investment portfolio, which in turn produces future cash flows from investment income and provides a secondary source of liquidity for this division. Net cash provided by operating activities of the insurance division (which excludes annuity sales and surrenders) in the first six months of 1995 and 1994 was approximately $39.5 million and $31.7 million, respectively, resulting primarily from cash earnings on investments. The Company monitors available cash and cash equivalents to maintain adequate balances for current payments while maximizing cash available for longer term investment activities. The Company's financing activities during the first six months of 1995 and 1994 reflect approximately $85 million and $116 million, respectively, in cash received primarily from sales by UC Life of its annuity products. The Company believes that the decrease in annuity sales in the first six months of 1995 compared to the same period of 1994 is due in part to the interest rate environment, particularly the relative relationship between short term and intermediate term interest rates, and to the focus of the Company's resources on development of its variable annuity product. As reflected in the net cash used by investing activities during the same periods, investment purchases were approximately $109 million and $182 million, respectively, reflecting the investment of these funds and the reinvestment of proceeds from maturities of investments. Cash used by financing activities during these six month periods also reflects payments of $113 million and $85 million primarily on annuity products resulting from policyholder surrenders and claims. The increase in annuity surrenders during the 1995 was expected, due in part to an increase in the amount of annuity policies which were beyond the surrender penalty period. Should annuity surrenders continue to exceed annuity sales such consequence will decrease the liquidity of UC Life and potentially result in the sale of certain assets, such as bonds and loans, prior to their maturity, which may be at a loss. UC Life's investments at June 30, 1995 included approximately $298 million in residential and commercial mortgage loans, and the amortized cost of its bond portfolio included $361 million in corporate and government bonds and private debt placements and $791 million in mortgage-backed securities.

     As a Louisiana domiciled insurance company, UC Life is subject to certain regulatory restrictions on the payment of dividends. UC Life had the capacity at June 30, 1995 to pay dividends of $8.2 million. UC Life did not pay any dividends to the Company during 1992, 1993 or 1994 in order to retain capital in UC Life.

RATING.

     On July 25, 1995 the Company issued $100 million of its unsecured and unsubordinated 7% senior notes due July 15, 1998. The notes received ratings of "BBB" from Duff & Phelps Credit Rating Co., "BBB-" from Standard & Poor's Rating Group, a division of The McGraw Hill Companies, Inc. and "Ba2" from Moody's Investors Service, Inc.

ACCOUNTING STANDARDS

     In May 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 122 ("SFAS No. 122") "Accounting for Mortgage Servicing Rights". The provisions of SFAS No. 122 are to be applied prospectively in fiscal years beginning after December 15, 1995; however, the FASB encourages earlier application in periods for which financial statements have not been issued. The Statement amends certain provisions of FASB Statement No. 65 to eliminate the accounting distinction between rights to service loans for others that are acquired through loan origination activities and those acquired through purchase transactions. Management believes that the adoption of SFAS No. 122 will not have a material effect on the financial statements of the Company.

                        REVIEW BY INDEPENDENT ACCOUNTANTS

The Company's independent accountants, Deloitte & Touche LLP, have performed a review of the accompanying unaudited consolidated balance sheet as of June 30, 1995 and the related consolidated statements of income and cash flows for the three months and six months ended June 30, 1995 and 1994 and previously audited and expressed an unqualified opinion dated February 28, 1995 on the consolidated financial statements of the Company and its subsidiaries as of December 31, 1994, from which the consolidated balance sheet as of this date is derived.

INDEPENDENT ACCOUNTANTS' REPORT

United Companies Financial Corporation:

We have reviewed the accompanying consolidated balance sheet of United Companies Financial Corporation and subsidiaries as of June 30, 1995, and the related consolidated statements of income and cash flows for the three-month and six-month periods ended June 30, 1995 and 1994. These financial statements are the responsibility of the Corporation's management.

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

/s/  DELOITTE & TOUCHE LLP

Baton Rouge, Louisiana
August 4, 1995

                                     PART II

                                OTHER INFORMATION

Item 1.   Inapplicable

Item 2.   Changes in Securities

                  On June 16, 1995, the Company concluded the sale of 1,955,000 shares of its Preferred Redeemable Increased Dividend Equity Securities(SM), 6 3/4% PRIDES(SM), Convertible Preferred Stock, par value $2.00 per share ("PRIDES(SM)"). The rights evidenced by the Common Stock of the Company have been limited as a result of the issuance of the PRIDES(SM). For a description of such limitations, see the Articles of Amendment to the Company's Articles of Incorporation dated June 13, 1995, filed as Exhibit 4.9 to the Company's Registration Statement on Form S-3, File No. 33-60367.

Item 3.   Inapplicable

Item 4.   Submission of Matters to a Vote of Security Holders

          a. The matters discussed below were submitted to a vote of security holders at the Company's Annual Meeting of Shareholders held on June 14, 1995.

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

          c. The results of voting on the other matters submitted to a vote of security holders were as follows:

                  (2) Approval of Amendments to the Articles of Incorporation of the Company to require the affirmative vote of the holders of no less than 80% of the total voting power of the Company to amend, alter or repeal certain amended provisions of the by-laws of the Company adopted by the Board of Directors on and effective as of January 31, 1995, which amended by-laws:

                           a) Authorize the Board of Directors exclusively to fix the number of directors by no less than a 66 2/3% vote and classify the Board of Directors into three classes with staggered terms:

                                    SHARES VOTED

                             For       Against   Abstentions    Broker non-votes
                           -------    ---------  -----------    ----------------
                           6,133,487  2,135,665    117,153        2,269,741

                           b) Provide procedures for removal of directors and filling vacancies on the Board of Directors

                                    SHARES VOTED

                              For      Against   Abstentions    Broker non-votes
                           ---------  ---------  -----------    ----------------
                           6,472,883  1,720,953    192,470        2,269,740

                           c) Provide advance notice procedures for shareholder nominations and proposals

                                    SHARES VOTED

                              For      Against   Abstentions  Broker non-votes
                           ---------  ---------  -----------  ----------------
                           6,604,919  1,573,532    207,855      2,269,740

                           d) Provide procedures for the calling of a special meeting of shareholders

                                    SHARES VOTED

                              For      Against   Abstentions  Broker non-votes
                           ---------  ---------  -----------  ----------------
                           6,631,675  1,575,611    179,240      2,269,520

                  (3) Approval of Amendments to the Articles of Incorporation to:

                           a) Provide that no action may be taken by the shareholders except at an annual or special meeting

                                    SHARES VOTED

                              For      Against   Abstentions  Broker non-votes
                           ---------  ---------  -----------  ----------------
                           6,160,607  1,953,505    272,194      2,269,740

                           b) Provide that a special meeting of the shareholders may be called by the shareholders only by no less than 66 2/3% of the total voting power of the Company

                                    SHARES VOTED

                              For      Against   Abstentions  Broker non-votes
                           ---------  ---------  -----------  ----------------
                           5,995,695  2,251,905    138,707      2,269,739

                           c) Eliminate the right of a director to vote by proxy

                                    SHARES VOTED

                              For      Against   Abstentions  Broker non-votes
                           ---------  ---------  -----------  ----------------
                           6,692,651  1,528,492    165,162      2,269,741

                  (4) Approval of an amendment to the Company's 1993 Stock Incentive Plan to permit restricted stock awards.

                                    SHARES VOTED

                              For      Against   Abstentions  Broker non-votes
                           ---------  ---------  -----------  ----------------
                           8,876,804   992,496     182,107        604,639

                  (5) Approval of an amendment to the Company's Management Incentive Plan to permit bonuses payable in Common Stock

                                    SHARES VOTED

                              For      Against   Abstentions  Broker non-votes
                           ---------  ---------  -----------  ----------------
                           9,328,173   610,241     172,992        544,640

Item 5.   Inapplicable

Item 6.   Exhibits and Current Reports on Form 8-K

          (a)  Exhibits-     (3)  Amendment to the Articles of Incorporation
                                  effective June 19, 1995
                            (11)  Statement re computation of earnings per share
                            (15)  Consent of Deloitte & Touche LLP
                            (27)  Financial Data Schedules

          (b)  Current reports on Form 8-K

                  During the quarter ended June 30, 1995, the following Current
               Reports on Form 8-K were filed with the Commission:

               (1) Current Report on Form 8-K dated October 1, 1994, filed on June 16, 1995, enclosing the following exhibits:

                              1.1 Terms Agreement with respect to 9.35% Senior Notes due November 1, 1999

                              1.2 Terms Agreement with respect to shares of Preferred Redeemable Increased Dividend Equity Securities, 6 3/4% PRIDES(SM), Convertible Preferred Stock, par value $2.00 per share.

                              4.1  Senior Indenture

                              4.2  Subordinated Indenture

                              4.3 First Supplemental Indenture with respect to 9.35% Senior Notes due November 1, 1999

                              4.4 Form of certificate for shares of Preferred Redeemable Increased Dividend Equity Securities 6 3/4% PRIDES(SM), Convertible Preferred Stock, par value $2.00 per share.

                (2) Current Report on Form 8-K dated May 25, 1995 filed on May 26, 1995 enclosing the following exhibits:

                              4.8 Form of Articles of Amendment to Articles of Incorporation

                              8.1 Opinion of Stroock & Stroock & Lavan with respect to certain tax matters

                              12.1 Statement of Computation of Ratio of Earnings
                                   to Fixed Charges

                              12.2 Statement of Computation of Ratio of Earnings
                                   to Combined Fixed Charges and Preferred Stock Dividends

                              23.4 Consent of Stroock & Stroock & Lavan
                                   (included in Exhibit 8.1)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  UNITED COMPANIES FINANCIAL CORPORATION

Date: 8/7/95                      By:  /s/ J. Terrell Brown
     -------                         -----------------------------------------
                                       J. Terrell Brown
                                       Chairman and Chief Executive Officer

Date: 8/7/95                      By:  /s/ Dale E. Redman
     -------                         -------------------------------------------
                                       Dale E. Redman
                                       Executive Vice President and Chief
                                       Financial Officer

             UNITED COMPANIES FINANCIAL CORPORATION AND SUBSIDIARIES

                                INDEX TO EXHIBITS

Exhibit No.                                                               Page No.
-----------                                                               --------
    3            Amendment to the Articles of Incorporation effective      32-36
                 June 19, 1995

   11            Statement re computation of
                 earnings per share                                           37

   15            Consent of Deloitte & Touche LLP                             38

   27            Financial Data Schedules                                     39