Form 10-Q
period 1995-09-30
UNITED COMPANIES FINANCIAL CORP
filed 1995-11-13
CIK 217416

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                      ------------------------------------

                                   FORM 10-Q

            (Mark One)
            [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended September 30, 1995

                                       OR

            [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the period from                   to
                    -----------------    -------------------

Commission file number 1-7067


                     UNITED COMPANIES FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)

           Louisiana                                   71-0430414
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                     Identification No.)


                     4041 Essen Lane                      70809
                  Baton Rouge, Louisiana                (Zip Code)
         (Address of principal executive office)
Registrant's telephone number, including area code (504) 924-6007


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                              -----    -----

         The number of shares of $2.00 par value common stock issued and outstanding as of November 3, 1995 was 28,141,754, excluding 1,159,682 treasury shares.


================================================================================

            UNITED COMPANIES FINANCIAL CORPORATION AND SUBSIDIARIES

                               INDEX TO FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1995



                                                                                                   PAGE
PART I - FINANCIAL INFORMATION

Financial Statements:

  Consolidated Balance Sheets
      September 30, 1995 and December 31, 1994  . . . . . . . . . . . . . . . . . . . . . . .        2

  Consolidated Statements of Income
      Three months and nine months ended September 30, 1995 and 1994  . . . . . . . . . . . .        3

  Consolidated Statements of Cash Flows
      Nine months ended September 30, 1995 and 1994   . . . . . . . . . . . . . . . . . . . .        4

  Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . .     5-10

Management's Discussion and Analysis of Financial Condition
  and Results of Operations   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    11-24

Review by Independent Accountants . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       25

Independent Accountants' Report . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       26


PART II - OTHER INFORMATION

Exhibits and Current Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . .       27

Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       28

Index to Exhibits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       29

            UNITED COMPANIES FINANCIAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                        September 30,
                                                                           1995                December 31,
                                                                        (Unaudited)               1994
                                                                        ------------           -----------
Assets
------

Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . .   $     31,975           $    56,359
Temporary investments - reserve accounts  . . . . . . . . . . . . . .        130,229                81,980
Investment securities
   Trading  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            911                   679
   Available-for-sale   . . . . . . . . . . . . . . . . . . . . . . .      1,119,486               960,100
   Held-to-maturity   . . . . . . . . . . . . . . . . . . . . . . . .         51,918                57,391
   Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         24,300                26,672
Loans - net . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        392,993               369,382
Capitalized excess servicing income . . . . . . . . . . . . . . . . .        255,614               179,065
Deferred policy acquisition costs . . . . . . . . . . . . . . . . . .         92,009                91,915
Accrued interest receivable . . . . . . . . . . . . . . . . . . . . .         49,618                37,200
Property - net  . . . . . . . . . . . . . . . . . . . . . . . . . . .         37,344                30,565
Deferred income tax benefit . . . . . . . . . . . . . . . . . . . . .            -                   7,420
Net assets of discontinued operations . . . . . . . . . . . . . . . .          6,680                 9,736
Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         74,324                69,791
                                                                        ------------           -----------
           Total assets . . . . . . . . . . . . . . . . . . . . . . .   $  2,267,401           $ 1,978,255
                                                                        ============           ===========

Liabilities and Stockholders' Equity
------------------------------------

Annuity reserves  . . . . . . . . . . . . . . . . . . . . . . . . . .   $  1,429,276           $ 1,425,973
Notes payable   . . . . . . . . . . . . . . . . . . . . . . . . . . .        232,555               213,668
Insurance reserves  . . . . . . . . . . . . . . . . . . . . . . . . .        114,574               120,992
Deferred income taxes payable . . . . . . . . . . . . . . . . . . . .         47,815                   -
Allowance for loss on loans serviced  . . . . . . . . . . . . . . . .         40,032                26,822
Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . .         55,106                35,550
                                                                        ------------           -----------
           Total liabilities  . . . . . . . . . . . . . . . . . . . .      1,919,358             1,823,005
                                                                        ------------           -----------

Stockholders' equity:
   Preferred stock, $2 par value;
       Authorized - 20,000,000 shares;
       Issued - 1,955,000 shares of 6 3/4% PRIDES(SM)   . . . . . . .          3,910                   -
   Common stock, $2 par value;
   Authorized - 100,000,000 shares;
   Issued -29,301,216 and 28,541,154 shares   . . . . . . . . . . . .         58,602                57,082
   Additional paid-in capital   . . . . . . . . . . . . . . . . . . .        179,284                94,129
   Net unrealized gain (loss) on securities   . . . . . . . . . . . .         12,618               (46,858)
   Retained earnings  . . . . . . . . . . . . . . . . . . . . . . . .        106,561                62,025
   Treasury stock and ESOP debt   . . . . . . . . . . . . . . . . . .        (12,932)              (11,128)
                                                                        ------------           -----------
       Total stockholders' equity   . . . . . . . . . . . . . . . . .        348,043               155,250
                                                                        ------------           -----------
           Total liabilities and stockholders' equity . . . . . . . .   $  2,267,401           $ 1,978,255
                                                                        ============           ===========

                                 See notes to consolidated financial statements.

            UNITED COMPANIES FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                           Three Months Ended                 Nine Months Ended
                                                              September 30,                     September 30,
                                                       --------------------------       ---------------------------
                                                         1995             1994              1995           1994
                                                       ---------       ----------       -----------       ---------
 Revenues:
    Interest, charges and fees on loans  . . . . .     $  34,160       $   30,331       $    96,540       $  85,345
    Loan sale gains  . . . . . . . . . . . . . . .        42,032           22,204           102,664          65,550
    Investment income  . . . . . . . . . . . . . .        27,031           22,094            79,759          61,024
    Loan servicing income  . . . . . . . . . . . .           989            4,927             9,640          14,927
    Net insurance premiums . . . . . . . . . . . .         1,897            2,497             6,217           8,199
                                                       ---------       ----------       -----------       ---------
           Total.  . . . . . . . . . . . . . . . .       106,109           82,053           294,820         235,045
                                                       ---------       ----------       -----------       ---------
 Expenses:
    Interest on annuity policies . . . . . . . . .        19,882           18,261            59,470          54,115
    Personnel  . . . . . . . . . . . . . . . . . .        19,196           14,770            54,732          42,419
    Interest . . . . . . . . . . . . . . . . . . .         7,107            3,973            20,878           9,672
    Loan loss provision  . . . . . . . . . . . . .         4,633            3,400            12,454           9,711
    Insurance commissions  . . . . . . . . . . . .         3,265            3,278            10,093          10,220
    Insurance benefits . . . . . . . . . . . . . .         2,383            2,569             7,759           9,056
    Other operating  . . . . . . . . . . . . . . .        15,573           12,514            45,436          32,979
                                                       ---------       ----------       -----------       ---------
           Total                                          72,039           58,765           210,822         168,172
                                                       ---------       ----------       -----------       ---------

 Income from continuing operations before
    income taxes . . . . . . . . . . . . . . . . .        34,070           23,288            83,998          66,873

 Provision for income taxes  . . . . . . . . . . .        12,606            8,162            30,572          23,330
                                                       ---------       ----------       -----------       ---------

 Income from continuing operations . . . . . . . .        21,464           15,126            53,426          43,543

 Loss from discontinued operations:
    Loss from discontinued operations, net of
       income tax expense (benefit) of  $(116),
       $72, $(811) and $77, respectively   . . . .          (216)             127            (1,412)            119
    Loss on disposal, net of income tax benefit
       of $1,791   . . . . . . . . . . . . . . . .            -               -              (1,645)            -
                                                       ---------       ----------       -----------       ---------
           Total   . . . . . . . . . . . . . . . .          (216)             127            (3,057)            119
                                                       ---------       ----------       -----------       ---------

 Net income  . . . . . . . . . . . . . . . . . . .     $  21,248       $   15,253       $    50,369       $  43,662
                                                       =========       ==========       ===========       =========


 Per share data:
    Income from continuing operations  . . . . . .     $     .66       $      .53       $      1.77       $    1.53
    Loss from discontinued operations  . . . . . .          (.01)             -                (.10)            -
                                                       ---------       ----------       -----------       ---------
    Net income . . . . . . . . . . . . . . . . . .     $     .65       $      .53       $      1.67       $    1.53
                                                       =========       ==========       ===========       =========

                                 See notes to consolidated financial statements.

           UNITED COMPANIES FINANCIAL CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                (IN THOUSANDS)

                                                                                          Nine Months Ended September 30,
                                                                                       -----------------------------------
                                                                                           1995                   1994
                                                                                       -----------            ------------
 Cash flows from continuing operating activities:
    Income from continuing operations  . . . . . . . . . . . . . . . . . . . . . . . . $    53,426            $     43,543
    Adjustments to reconcile income from continuing operations to net cash provided by continuing operating activities:
        Increase in deferred policy acquisition costs   . . . . . . . . . . . . . .            (94)                 (5,582)
        Increase in accrued interest receivable  . . . . . . . . . . . . . . . . . . .     (12,418)                 (4,160)
        Decrease in other assets   . . . . . . . . . . . . . . . . . . . . . . . . . .       5,643                     586
        Decrease in insurance reserves   . . . . . . . . . . . . . . . . . . . . . . .      (6,418)                 (9,552)
        Increase (decrease) in other liabilities   . . . . . . . . . . . . . . . . . .       5,508                  (1,082)
        Loan sale gains  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (119,213)                (65,550)
        Amortization of capitalized excess servicing income  . . . . . . . . . . . . .      51,713                  27,962
        Investment gains   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (323)                   (329)
        Interest on annuity policies   . . . . . . . . . . . . . . . . . . . . . . . .      59,470                  54,115
        Loan loss provision  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      12,454                   9,711
        Amortization and depreciation  . . . . . . . . . . . . . . . . . . . . . . . .       3,251                   2,197
        Deferred income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . .      26,175                   3,104
        Proceeds from sales and principal collections of loans
             held for sale   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1,069,317                 732,877
        Originations and purchases of loans held for sale  . . . . . . . . . . . . . .  (1,126,501)               (685,821)
        Net cash flows from trading investment securities   . . . . . . . . . . . .           (232)                    -
                                                                                       -----------            ------------
                Net cash provided by continuing operating activities   . . . . . . . .      21,758                 102,019
                                                                                       -----------            ------------

 Cash flows from investing activities:
           Principal collected on loans held for investment  . . . . . . . . . . . . .      47,742                  64,845
           Proceeds from sales of loans held for investment  . . . . . . . . . . . . .         -                     1,300
           Originations and acquisition of loans held for investment   . . . . . . . .     (22,463)                 (4,144)
           Increase in reserve accounts  . . . . . . . . . . . . . . . . . . . . . . .     (48,249)                (41,024)
           Proceeds from sales of investment securities  . . . . . . . . . . . . . . .      26,408                   9,201
           Proceeds from maturities or calls of investment securities  . . . . . . . .      40,479                  62,090
           Purchase of held-to-maturity securities   . . . . . . . . . . . . . . . . .         (76)                    -
           Purchases of available-for-sale securities  . . . . . . . . . . . . . . . .    (126,528)               (248,065)
           Capital expenditures  . . . . . . . . . . . . . . . . . . . . . . . . . . .      (8,807)                 (3,143)
                                                                                       -----------            ------------
                Net cash used by investing activities  . . . . . . . . . . . . . . . .     (91,494)               (158,940)
                                                                                       -----------            ------------

 Cash flows from financing activities:
           Proceeds from senior debt mortgage loan   . . . . . . . . . . . . . . . . .     102,858                     970
           Increase (decrease) in revolving credit debt  . . . . . . . . . . . . . . .     (72,163)                 30,000
           Decrease in repurchase agreement  . . . . . . . . . . . . . . . . . . . . .         -                    (9,378)
           Increase (decrease) in debt with maturities of three months or less   . . .     (13,856)                 10,650
           Payments on long-term debt  . . . . . . . . . . . . . . . . . . . . . . . .         (41)                    -
           Deposits received from annuities  . . . . . . . . . . . . . . . . . . . . .     110,932                 186,972
           Payments on annuities   . . . . . . . . . . . . . . . . . . . . . . . . . .    (167,099)               (139,761)
           Cash dividends paid   . . . . . . . . . . . . . . . . . . . . . . . . . . .      (5,833)                 (3,771)
           Increase in managed cash overdraft  . . . . . . . . . . . . . . . . . . . .       4,903                  14,262
           Proceeds from issuance of stock . . . . . . . . . . . . . . . . . . . . . .      83,254                   4,545
           Loan made to ESOP . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (682)                    -
           Proceeds from exercise of stock options and warrants  . . . . . . . . . . .       3,079                     539
                                                                                       -----------            ------------
                Net cash provided by financing activities  . . . . . . . . . . . . . .      45,352                  95,028
                                                                                       -----------            ------------
    Increase (decrease) in cash and cash equivalents   . . . . . . . . . . . . . . . .     (24,384)                 38,107
    Cash and cash equivalents at beginning of period   . . . . . . . . . . . . . . . .      56,359                  39,942
                                                                                       -----------            ------------
 Cash and cash equivalents at end of period  . . . . . . . . . . . . . . . . . . . . . $    31,975            $     78,049
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

    The consolidated results of operations for the three months and nine months ended September 30, 1995 and 1994 are not necessarily indicative of the results to be expected for the full year. Certain 1994 amounts have been reclassified to conform with the current year presentations. Such reclassifications had no effect on net income.


2.  DISCONTINUED OPERATIONS.

    United General Title Insurance Company. On April 10, 1995, the Company made a decision to dispose of its investment in United General Title Insurance Company ("UG Title"), a wholly owned subsidiary of the Company, and, on May 1, 1995, approved a formal plan of disposal. The decision to dispose of UG Title is independent of the consummation of the sale thereof pursuant to the definitive stock sale agreement referred to below. As a result, the operations of UG Title have been classified as discontinued operations, and, accordingly, the consolidated financial statements and the related notes of the Company segregate continuing and discontinued operations. It is anticipated that the disposal will be completed during 1995.

    In connection with the Company's decision to dispose of UG Title, a letter of intent to sell UG Title was signed in April 1995 which initially provided for a reduction of the sale price for certain claims relating to transactions occurring prior to the date of sale and discovered within twelve months thereafter. On July 14, 1995, the Company and the prospective purchaser agreed to certain amendments to the terms of the letter of intent, including a reduction of the sale price to equal the statutory capital and surplus of UG Title at closing and a provision making the Company liable to UG Title for claims from defalcations and fraud losses incurred by UG Title which are unknown and occur prior to closing and are discovered within 24 months thereafter. On August 11, 1995, the Company signed a definitive stock sale agreement which incorporated these provisions and provided for the sale of 100% of the stock of UG Title. The Company recorded a loss from discontinued operations (net of income tax benefit) of $2.7 million in the second quarter of 1995 primarily to reflect the reduction in the anticipated sale price and losses currently estimated through completion of disposal. Additionally, the Company has estimated the risk of loss related to the potential claims from defalcations and fraud losses incurred by UG Title and recorded a provision for such loss. Should such claims materially exceed the Company's estimates for such losses, such consequence will have an adverse impact on the Company's operations. The transaction is subject to the satisfaction of certain conditions, including receipt of necessary regulatory approvals. The Company believes that the failure to consummate this transaction should not have a material adverse effect on the Company's financial condition or results of operations.

    Foster Mortgage Corporation. On May 7, 1993, the Company decided to divest its subsidiary Foster Mortgage Corporation ("FMC"). As of November 30, 1993, the servicing rights owned by FMC, which constituted substantially all of its assets, were sold. On December 21, 1993, the institutional lenders under FMC's primary credit facility (the "FMC Institutional Lenders") filed a petition in the U.S. bankruptcy court to cause the remaining affairs of FMC to be wound up under the supervision of the bankruptcy court. The FMC Institutional Lenders filed and the bankruptcy court has approved a plan of liquidation for FMC providing for the appointment of a trustee selected by the FMC Institutional Lenders.
    The FMC Institutional Lenders allege that FMC has certain claims against the Company, including a claim with respect to the Company's alleged failure to remit all sums due FMC regarding federal income taxes estimated by the FMC Institutional Lenders to range from $2.1 million to $29 million. FMC and the Company executed, subject to the approval of the bankruptcy court, a settlement agreement relating to payments between FMC and the Company in connection with the federal income tax benefits resulting from FMC's losses and to certain prior intercompany payments between FMC and the Company. The settlement agreement included a release by FMC in favor of the Company of any and all claims relating to federal income taxes. The FMC Institutional Lenders opposed the proposed settlement agreement. At the conclusion of a hearing on the proposed settlement on August 18, 1994, the bankruptcy court approved the portion of the settlement providing for a net payment by the Company of $1.65 million to FMC in satisfaction of the federal income tax benefits resulting from FMC's losses and the release of any claims regarding federal income taxes. The Company had previously recorded substantially all of the impact of this portion of the settlement in its prior financial statements. The bankruptcy court declined to approve the other portion of the proposed settlement relating to payments received by the Company from FMC within twelve months of the bankruptcy filing. These matters may be pursued by the trustee under the plan of liquidation approved by the bankruptcy court. If the Company were required to refund such payments, the Company has estimated the potential additional loss to be $1.9 million, net of tax benefits. The decision of the bankruptcy court on the settlement is not final and was appealed by the FMC Institutional Lenders to the U.S. District Court which affirmed the bankruptcy court's decision. The FMC Institutional Lenders then appealed this decision to the U.S. Fifth Circuit Court of Appeals. On September 26, 1995, oral argument on the appeal was heard by the Court of Appeals. A decision by the Court of Appeals has not yet been rendered. Management of the Company does not believe that any additional amounts are owed by the Company to FMC and intends to vigorously contest any claims which may be brought against it for such amounts. The Company did not guarantee any debt of FMC and believes, based upon advice of its counsel, that it has no responsibility for the obligations of FMC under FMC's primary credit facility or (excluding potential consequences of the bankruptcy filing on certain prior intercompany transactions or potential additional payment for tax benefits as discussed above) for any other liabilities to FMC's lenders.


3.  CASH PAID FOR INTEREST AND INCOME TAXES.

    During the nine months ended September 30, 1995 and 1994, the Company paid interest on notes payable in the amount of $17.1 million and $9.9 million,
    respectively.    During the nine months ended September 30, 1995 and 1994
    the Company paid income taxes in the amount of $4.5 million and $22.2 million, respectively.

4.  INVESTMENT SECURITIES.

    At September 30, 1995, the Company's investment securities consisted of the following (in thousands):

                                                    Amortized     Unrealized    Unrealized       Fair
                                                       Cost         Gains         Losses        Value
--------------------------------------------------------------------------------------------------------
 Trading
   Common stock  . . . . . . . . . . . . . . . .   $        612  $       303   $         4   $       911
                                                   ============  ===========   ===========   ===========

 Available-for-sale
    Debt securities
        Corporate  . . . . . . . . . . . . . . .   $    323,506  $    14,203   $     1,404   $   336,305
        U.S. Treasury  . . . . . . . . . . . . .         11,512          227                      11,739
        Mortgage-backed  . . . . . . . . . . . .        743,582       11,592         6,136       749,038
        Foreign governments  . . . . . . . . . .         20,421        1,247                      21,668
        Other  . . . . . . . . . . . . . . . . .            425           22                         447
                                                   ------------  -----------   -----------   -----------
           Total   . . . . . . . . . . . . . . .      1,099,446       27,291         7,540     1,119,197
                                                   ------------  -----------   -----------   -----------
    Equity securities  . . . . . . . . . . . . .            629           69           409           289
                                                   ------------  -----------   -----------   -----------
           Total   . . . . . . . . . . . . . . .   $  1,100,075  $    27,360   $     7,949   $ 1,119,486
                                                   ============  ===========   ===========   ===========

 Held-to-maturity
    Debt securities
        Corporate  . . . . . . . . . . . . . . .   $      7,046  $       483   $      -      $     7,529
        Mortgage-backed  . . . . . . . . . . . .         44,872        1,201         1,041        45,032
                                                   ------------  -----------   -----------   -----------
           Total   . . . . . . . . . . . . . . .   $     51,918  $     1,684   $     1,041   $    52,561
                                                   ============  ===========   ===========   ===========

 Other
    Investment in limited
     partnership . . . . . . . . . . . . . . . .   $     24,300                              $    24,300
                                                   ============                              ===========


    Net unrealized gains on available-for-sale securities in stockholders' equity at September 30, 1995 are presented net of deferred income taxes of $6.8 million. Realized investment gains for the nine months ended September 30, 1995 and 1994 were $.6 million and $.3 million, respectively, and are included in investment income.

5.  LOANS - NET

    The following schedule sets forth the components of Loans owned by the Company at September 30, 1995 and December 31, 1994.

                                                       September 30,      December 31,
                                                            1995              1994
                                                       -------------     -------------
                                                                (in thousands)
            Home equity . . . . . . . . . . . . . . . .$     219,969     $     202,551
            Commercial  . . . . . . . . . . . . . . . .      166,050           155,271
            Conventional  . . . . . . . . . . . . . . .        1,161             1,106
            Foreclosed properties . . . . . . . . . . .       27,013            31,073
            Nonrefundable loan fees . . . . . . . . . .       (4,724)           (4,538)
            Other     . . . . . . . . . . . . . . . . .          683             1,536
                                                       -------------     -------------
                Total . . . . . . . . . . . . . . . . .$     410,152     $     386,999
                                                       =============     =============



     Included in Loans owned at September 30, 1995 and December 31, 1994 were nonaccrual loans totaling $21.4 million and $21.7 million, respectively.

     The following schedule summarizes the composition of Loans - net at September 30, 1995 and December 31, 1994:


                                                      September 30,      December 31,
                                                           1995             1994
                                                      -------------     -------------
                                                               (in thousands)
           Loans . . . . . . . . . . . . . . . . . . .$     410,152     $     386,999
           Allowance for loan losses . . . . . . . . .      (16,429)          (16,508)
           Unearned discount . . . . . . . . . . . . .         (730)           (1,109)
                                                      -------------     -------------
                 Loans - net   . . . . . . . . . . . .$     392,993     $     369,382
                                                      =============     =============

6.  MORTGAGE SERVICING RIGHTS.

    On May 12, 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights" ("SFAS No. 122"). SFAS No. 122 requires that a mortgage banking enterprise recognize as separate assets rights to service mortgage loans for others that have been acquired through either the purchase or origination of such loans. With respect to loans originated, this is accomplished by allocating total costs incurred between the loan and the servicing rights based on their relative fair values. The estimated fair value of the servicing rights is determined by discounting expected future cash flows using a discount rate commensurate with the risk involved.
    Prior to the adoption of SFAS No. 122, the cost of originated mortgage servicing rights was charged to earnings as the loan was sold. The Company elected to implement the provisions of this statement on a prospective basis during the third quarter of 1995 and in connection therewith capitalized $2.8 million of mortgage servicing rights. The assumptions used by the Company included estimates of the cost of servicing the loans, the discount rate, float value, inflation rate, ancillary income per loan, prepayment speeds and default rates. The amount capitalized is included in "other assets". Net income for the three months and nine months ended September 30, 1995 was increased by $1.7 million, or $.05 and $.06 per share, respectively, on a fully diluted basis as a result of the Company's implementation of SFAS No. 122.

7.  OTHER ASSETS AND OTHER LIABILITIES.

    At September 30, 1995, other assets included amounts due from reinsurers of $34.0 million and policy loans of $19.8 million compared to $35.0 million and $20.2 million, respectively, at December 31, 1994. In addition, included in other assets at September 30, 1995 and December 31, 1994 was a federal income tax receivable of $9.9 million and $6.2 million, respectively.

    Other liabilities included a $17.7 million and $12.8 million managed cash overdraft at September 30, 1995 and December 31, 1994, respectively.

8.  NOTES PAYABLE.

    Notes payable consisted of the following:

                                                                     September 30,       December 31,
                                                                          1995               1994
                                                                     --------------     --------------
                                                                              (in thousands)
            9.35% Senior unsecured notes due 7/15/98  . . . .        $     125,000      $      125,000
            7% Senior unsecured notes due 11/1/99 . . . . . .              100,000                -
            Warehouse facility  . . . . . . . . . . . . . . .                  894                -
            Guaranteed bank loan to ESOP  . . . . . . . . . .                1,549                -
            Revolving credit agreement  . . . . . . . . . . .                 -                 72,163
            Construction loan . . . . . . . . . . . . . . . .                5,112               1,755
            Short-term borrowings . . . . . . . . . . . . . .                 -                 14,750
                                                                     -------------      --------------
                    Total   . . . . . . . . . . . . . . . . .        $     232,555      $      213,668
                                                                     =============      ==============

9.  CAPITAL STOCK.

    On August 23, 1995, the Company's Board of Directors declared a two-for-one common stock split effected in the form of a 100% common stock dividend payable to shareholders of record on October 9, 1995. The additional shares were distributed on October 20, 1995. All per share amounts, numbers of shares and related amounts for all periods in the accompanying financial statements, and notes thereto, have been retroactively adjusted to reflect the effect of the common stock dividend.

10. COMMITMENTS AND CONTINGENCIES.

    On March 21, 1994, the United States Court of Appeals for the Eleventh Circuit, in Rodash v. AIB Mortgage Company, held, in part, that a lender improperly disclosed the collection of the Florida state intangible tax from the borrower, thereby subjecting the loan to rescission under the Federal Truth-in-Lending Act (the "TILA") by the borrower for three years after it was made. Subsequently, the Florida Legislature amended the language of the intangible tax to clarify that the intangible tax be disclosed for purposes of the TILA in the manner that had been followed by most lenders in Florida, including the Company. This court decision may also apply to a similar intangible tax imposed by other states. On October 1, 1995, the Truth in Lending Amendments Act of 1995 (the "1995 Act") was signed into law. One provision of the 1995 Act amends the TILA to render proper the manner in which the lender in this court decision had disclosed the intangible tax and bars claims under the TILA for disclosures made in such manner prior to the amendment which had not been filed on dates prior to October 1, 1995 as specified in the 1995 Act. To its knowledge, as of November 9, 1995 no claims have been filed against the Company under this court decision (other than as a defense in foreclosure proceedings) and no notice of a breach of a representation has been received under the Company's loan sale agreements requesting it to repurchase, cure or substitute other loans for the loans sold. In view of the foregoing provisions of the 1995 Act, management of the Company does not believe that any material adverse contingency exists relative to the foregoing court decision.

    Amendments to the TILA which became effective on October 1, 1995, impose additional disclosure requirements and prohibit certain prepayment penalty charges, among other requirements, on loans with a specified level of origination fees or a specified interest rate level. A portion of the Company's loans as currently originated are subject to the requirements of this legislation. The Company has implemented procedures to comply with the additional disclosure requirements of the legislation. Management of the Company does not believe that the requirements of this legislation will have a material effect on the Company's financial condition or results of operations.

    As discussed in Note 2 above, the Company has formalized a plan of disposition of its investment in UG Title. In connection therewith, a definitive stock sale agreement has been signed which includes a provision making the Company liable to UG Title for claims from defalcations and fraud losses incurred by UG Title which are unknown and occur prior to closing and are discovered within 24 months thereafter. The Company has estimated the risk of loss related to such potential claims and recorded a provision for such loss. Should such claims materially exceed the Company's estimates for such losses, such consequence will have an adverse impact on the Company's financial condition or results of operations.

    As also discussed in Note 2 above, oral argument was heard by the U.S. Fifth Circuit Court of Appeals on September 26, 1995 in connection with the appeal by the FMC Institutional Lenders on the decision of the bankruptcy court approving the settlement agreement between the Company and FMC. A decision by the Court of Appeals has not yet been rendered.

    The Company used a prefunding feature in connection with its loan securitization transaction during the third quarter of 1995. At September 30, 1995, approximately $143 million was held in a prefunding account for the purchase of the Company's home equity loans during the fourth quarter of 1995. Pursuant to this commitment, home equity loans with a remaining principal balance of approximately $143 million must be delivered prior to December 10, 1995.

11. POSSIBLE SALE OF UNITED COMPANIES LIFE INSURANCE COMPANY.

    On October 20, 1995, the Company publicly announced that, as part of its continuing efforts to maximize shareholder value, it is evaluating strategic alternatives regarding its life insurance subsidiary, United Companies Life Insurance Company, including the possible sale of such subsidiary.

    The Company has received unsolicited indications of interest from, and is engaged in discussions with, third parties regarding a possible sale of such subsidiary. These discussions are continuing, but there can be no assurance that an agreement will be reached. If an agreement is reached, it will be subject to approval by the Company's Board of Directors and shareholders and by regulatory authorities.

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

NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

         Income from continuing operations for the first nine months of 1995 was $53.4 million ($1.77 per share based on 30.1 million weighted average shares outstanding) compared to $43.5 million ($1.53 per share based on 28.5 million shares outstanding) for the same period of 1994. Net income for the first nine months of 1995 was positively affected by a $324 million increase in the amount of loans sold during the period as compared to the same period of 1994 and the recognition of loan sale gains and loan fees in connection with such sales. The effect on income of these items was reduced by increased costs in the Company's mortgage lending division associated with expansion of operations, as personnel costs increased $12 million and advertising expense increased $5 million. In addition, during the third quarter of 1995, income for the Company's mortgage lending operations was impacted by the use of higher prepayment assumptions, primarily related to adjustable rate mortgage loans, in calculating the gain on sale of loans. The impact of the change in assumptions reduced income before income taxes by approximately $3.2 million when compared to the second quarter of 1995. In addition, as further discussed in Note 6, during the third quarter of 1995 the Company implemented a new accounting pronouncement related to mortgage servicing rights ("MSRs") on loans originated by the Company. The implementation of the pronouncement had a positive effect on income before income taxes for this quarter of approximately $2.8 million. The corresponding capitalized amount of $2.8 million of MSRs will reduce income in future periods as it is amortized.

         The table below sets forth income from continuing operations before income taxes for each of the Company's business segments and certain home equity loan data for the indicated periods:

                                                                                Nine Months Ended
                                                                                   September 30,
                                                                        -----------------------------------
                                                                            1995                    1994
                                                                        -----------              ----------
                                                                               (dollars in thousands)


           Mortgage  . . . . . . . . . . . . . . . . . . . . . . . .    $    77,716              $   64,086
           Life insurance  . . . . . . . . . . . . . . . . . . . . .         10,404                   7,207
           Corporate, other operations and eliminations  . . . . . .         (4,122)                 (4,420)
                                                                        -----------              ----------
                  Total  . . . . . . . . . . . . . . . . . . . . . .    $    83,998              $   66,873
                                                                        ===========              ==========

           Home equity loan production . . . . . . . . . . . . . . .    $ 1,091,260              $  656,742
           Home equity loans sold  . . . . . . . . . . . . . . . . .      1,046,535                 722,799
           Interest spread retained on home equity
                  loans sold . . . . . . . . . . . . . . . . . . . .           4.99%                   4.63%


         The following table sets forth certain financial data for the periods indicated.

                                                                                Nine Months Ended
                                                                                   September 30,
                                                                        -----------------------------------
                                                                            1995                    1994
                                                                        -----------             -----------
                                                                                   (in thousands)

          Total revenues  . . . . . . . . . . . . . . . . . . . . . .   $   294,820             $   235,045
          Total expenses  . . . . . . . . . . . . . . . . . . . . . .       210,822                 168,172
          Income from continuing operations
            before income taxes . . . . . . . . . . . . . . . . . . .        83,998                  66,873
          Income from continuing operations . . . . . . . . . . . . .        53,426                  43,543


         Revenues. The following table sets forth information regarding the components of the Company's revenues for the nine months ended September 30, 1995 and 1994.

                                                                                Nine Months Ended
                                                                                   September 30,
                                                                        -----------------------------------
                                                                            1995                    1994
                                                                        -----------             -----------
                                                                                   (in thousands)


          Interest, charges and fees on loans . . . . . . . . . . . .   $    96,540             $    85,345
          Loan sale gains . . . . . . . . . . . . . . . . . . . . . .       102,664                  65,550
          Investment income . . . . . . . . . . . . . . . . . . . . .        79,759                  61,024
          Loan servicing income . . . . . . . . . . . . . . . . . . .         9,640                  14,927
          Net insurance premiums  . . . . . . . . . . . . . . . . . .         6,217                   8,199
                                                                        -----------             -----------
              Total   . . . . . . . . . . . . . . . . . . . . . . . .   $   294,820             $   235,045
                                                                        ===========             ===========

         Interest, charges and fees on loans increased $11.2 million for the first nine months of 1995 compared to the same period of 1994. This line item includes interest on mortgage loans owned by the mortgage and life insurance divisions and loan origination fees earned by the mortgage division. Loan origination fees in excess of direct origination costs on loans held by the Company are recognized over the life of the loan and are recognized at the time of sale on loans sold to third parties. During the nine months ended September 30, 1995 and 1994, the Company sold approximately $1.0 billion and $723 million, respectively, in home equity loans and recognized approximately $27.3 million and $24.4 million, respectively, in net loan origination fees in connection with these sales.

         The following table presents the composition of interest, charges and fees on loans for the periods indicated.

                                                                                Nine Months Ended
                                                                                   September 30,
                                                                        ------------------------------------
                                                                            1995                    1994
                                                                        -----------             ------------
                                                                                   (in thousands)

          Loan origination fees . . . . . . . . . . . . . . . . . . .   $    51,416             $     42,409
          Mortgage loan interest  . . . . . . . . . . . . . . . . . .        32,857                   37,619
          Other loan income . . . . . . . . . . . . . . . . . . . . .        12,267                    5,317
                                                                        -----------             ------------
              Total   . . . . . . . . . . . . . . . . . . . . . . . .   $    96,540             $     85,345
                                                                        ===========             ============





         The Company estimates that non-accrual loans reduced mortgage loan interest for the first nine months of 1995 and 1994 by approximately $9.4 million and $7.6 million, respectively. During the nine months ended September 30, 1995 the average amount of non-accrual loans owned by the Company was $21.6 million compared to approximately $26.6 million during the same period of 1994. In addition, the average balance of loans serviced for third parties which were on a non-accrual basis or in foreclosure was $77.3 million and $53.6 million during the first nine months of 1995 and 1994, respectively, representing 3.9% and 4.2%, respectively, of the average amount of loans serviced for third parties. The Company is generally obligated to advance interest on delinquent loans which have been sold until satisfaction of the note, liquidation of the collateral or charge off of the delinquent loan. At September 30, 1995, the Company owned approximately $8.2 million of commercial loans which were on an accrual status, but which the Company considers as potential problem loans, compared to $8.0 million at September 30, 1994. The Company evaluates each of these commercial loans to estimate its risk of loss in the investment and provides for such loss through a charge to earnings.

         Loan sale gains increased $37.1 million during the first nine months of 1995 over the same period in 1994. Loan sale gains approximate the present value over the estimated lives of the loans of the excess of the contractual rates on the loans sold, over the sum of the pass through rate paid to the buyer, a normal servicing fee, a trustee fee, a surety bond fee, if any, in mortgage-backed securitization transactions, and an estimate of future credit losses. The increase in the amount of loan sale gains was due primarily to a $324 million increase in the amount of loans sold. In addition, as further discussed in Note 6, during the third quarter of 1995, the Company implemented a new accounting pronouncement related to mortgage servicing rights on loans originated by the Company. The implementation of the pronouncement increased loan sale gains by approximately $2.8 million during this quarter. Loan sale gains during the third quarter of 1995 were reduced by the use of higher prepayment assumptions, primarily related to adjustable rate mortgage loans, in calculating the gain on sale of loans compared to the second quarter of 1995. The impact of the change in assumptions reduced income before income taxes by approximately $3.2 million. Loan sale gains during the first nine months of 1995 was reduced by approximately $5.5 million as the result of the utilization of interest hedge mechanisms to protect the Company against an increase in market interest rates on the pass-through certificates sold in the second quarter securitization transaction. The reduction in income resulted from a decline in interest rates prior to the pricing of this securitization transaction.

         The following table presents information regarding home equity loan sale transactions for the periods indicated.

                                                                                  Nine Months Ended
                                                                                    September 30,
                                                                         ------------------------------------
                                                                            1995                    1994
                                                                         -------------        --------------
                                                                                  (dollars in thousands)
           Home equity loans sold  . . . . . . . . . . . . . . . . . .   $   1,046,535        $      722,799
           Average coupon on home equity loans sold  . . . . . . . . .          11.96%                11.67%
           Interest spread retained on home equity loans sold  . . . .           4.99%                 4.63%
           Home equity loan sale gains . . . . . . . . . . . . . . . .   $     102,664        $       65,550


         Fluctuations in and the level of market interest rates will impact the interest spread retained by the Company on loans sold, and, potentially, the amount of its loan sale gains. An increase in the level of market interest rates will generally adversely affect the interest spread on loans sold, whereas such interest spread generally widens during a declining interest rate environment. Although actions have been taken by the Company during a rising interest rate environment to mitigate the impact on earnings of fluctuations in market rates, such as increasing the coupon rate charged on its loan products, the effect of such actions will generally lag the impact of market rate fluctuations. In connection with the loan securitization transactions, the Company has used a prefunding feature which "locks in" the pass-through rate that the Company will pay to investors on a prefunded amount which will be used to acquire loans at a future date. The Company is obligated for the difference between the earnings on the prefunded amount and the pass-through interest paid to the investors during the period from the date of closing of the securitization transaction until the date of delivery of the loans. In connection with the home equity loan securitization transaction which closed during the third quarter of 1995, approximately $143 million was held in prefunding accounts for purchase of the Company's home equity loans during the fourth quarter of 1995. Pursuant thereto, home equity loans with a remaining principal balance of approximately $143 million must be delivered prior to December 10, 1995.

         Investment income totaled $79.8 million for the first nine months of 1995 compared to investment income of $61.0 million during the same period of 1994. Investment income during the first nine months of 1995 was positively affected by a $5.2 million increase in income related to the Company's investment in a limited partnership and a $3.5 million increase in interest earned on temporary investments - reserve accounts. At September 30, 1995 the amortized cost of the fixed income portfolio totaled $1.2 billion and was comprised principally of $788 million in investment grade mortgage-backed securities and $346 million in investment grade bonds. At September 30, 1995, the weighted average rating of the publicly traded bond portfolio according to nationally recognized rating agencies was "AA". During 1994, the Company established a trading account for a portion of its investment portfolio invested in common stocks. At September 30, 1995, the carrying value of investments in the Company's trading account was $.9 million reflecting a $.3 million net unrealized gain which is included in investment income for the first nine months of 1995.

         Loan servicing income for the nine months ending September 30, 1995 totaled $9.6 million compared to $14.9 million for the same period of 1994. Loan servicing income was negatively affected by a $4.6 million increase in the amortization of capitalized excess servicing income as the result of an adjustment in the estimated prepayment assumptions of certain mortgage loans serviced by the Company, primarily adjustable rate mortgage loans. This adjustment offset the impact of an increase of approximately $750 million in the average amount of home equity loans serviced by the Company for third parties during the first nine months of 1995 compared to the same period of 1994. The industry accepted "normal servicing fee" was defined during the second quarter of 1994 as 50 basis points. Effective July 1, 1994, the Company reduced its estimate of normal servicing fee and began using 50 basis points in computing loan sale gains. The reduction in the normal servicing fee for home equity loans from 75 to 50 basis points has the impact of increasing current revenues (loan sale gains) while reducing future revenues (loan servicing
income).   The following table reflects the components of loan servicing income for the periods indicated.

                                                                                Nine Months Ended
                                                                                   September 30,
                                                                         -----------------------------------
                                                                            1995                    1994
                                                                         ----------              -----------
                                                                                   (in thousands)
           Servicing fees earned . . . . . . . . . . . . . . . . . . .   $   61,353              $    42,889
           Amortization of capitalized excess
             servicing income  . . . . . . . . . . . . . . . . . . . .      (51,713)                 (27,962)
                                                                         ----------              -----------
           Total . . . . . . . . . . . . . . . . . . . . . . . . . . .   $    9,640              $    14,927
                                                                         ==========              ===========


         Net insurance premiums declined $2.0 million for the first nine months of 1995 compared with the same period of 1994. Net insurance premiums primarily result from the recognition of credit life premiums on policies sold in prior years.

         Expenses. The following table presents the components of the Company's expenses for the periods indicated.

                                                                                Nine Months Ended
                                                                                   September 30,
                                                                         -----------------------------------
                                                                            1995                    1994
                                                                         -----------             -----------
                                                                                   (in thousands)
           Interest on annuity policies  . . . . . . . . . . . . . . .   $    59,470             $    54,115
           Personnel . . . . . . . . . . . . . . . . . . . . . . . . .        54,732                  42,419
           Interest  . . . . . . . . . . . . . . . . . . . . . . . . .        20,878                   9,672
           Loan loss provision . . . . . . . . . . . . . . . . . . . .        12,454                   9,711
           Insurance commissions . . . . . . . . . . . . . . . . . . .        10,093                  10,220
           Insurance benefits  . . . . . . . . . . . . . . . . . . . .         7,759                   9,056
           Other operating . . . . . . . . . . . . . . . . . . . . . .        45,436                  32,979
                                                                         -----------             -----------
               Total   . . . . . . . . . . . . . . . . . . . . . . . .   $   210,822             $   168,172
                                                                         ===========             ===========

         Interest on annuity policies increased $5.4 million for the first nine months of 1995 when compared to the same period of 1994 primarily as the result of an increase in annuity reserves. Average annuity reserves were $1.4 billion during the first nine months of 1995, an increase of approximately $90 million from the same period of 1994.

         Personnel expenses increased approximately $12.3 million primarily because of costs associated with the expansion of the Company's mortgage operations and an increase in incentive bonuses based on loan production.

         Interest expense for the first nine months of 1995 increased $11.2 million from the same period of 1994 primarily as the result of a $135 million increase in the average amount of debt outstanding and of an increase in the weighted average interest rate on debt outstanding.

         The provision for loan losses increased $2.7 million during the first nine months of 1995 compared to the same period of 1994. During the first nine months of 1994, the amount of loans owned by the Company declined by approximately $128 million compared to an increase of $29 million in the amount of loans owned during the same period of 1995.

         Insurance commissions for the first nine months of 1995 was $10.1 million compared to $10.2 million for the same period of 1994. Commissions paid on issuance of the Company's deferred annuity products are generally capitalized as deferred policy acquisition costs ("DPAC") and amortized over the estimated life of the policy. During the nine months ended September 30, 1995, the Company capitalized approximately $9.6 million in commissions and expenses paid on sales of annuities compared to $15.3 million during the same period of 1994. Amortization of capitalized costs on annuities in prior periods was $7.9 million during the nine months ended September 30, 1995, compared to $6.6 million during the same period of 1994.

         Other operating expenses for the nine months ended September 30, 1995 increased approximately $12.5 million when compared to the same period of 1994 primarily as the result of expansion of the Company's mortgage operations, including a $5.0 million increase in advertising expenses and a $1.9 million increase in occupancy expenses.

FINANCIAL INFORMATION ON BUSINESS SEGMENTS

         The following tables reflect income from continuing operations before income taxes for each of the Company's business segments for the nine months ended September 30, 1995 and 1994, respectively.


                                                                Nine months ended September 30, 1995
                                                    ------------------------------------------------------------
                                                                                      Corporate,
                                                                       Life        Other Operations
                                                      Mortgage       Insurance      & Eliminations       Total
                                                    ------------     ---------      ---------------      -----
                                                                         (in thousands)
Revenues:
    Interest, charges and fees on loans   .         $     62,925     $  29,136      $    4,479       $    96,540
    Loan sale gains   . . . . . . . . . . .              102,664            -              -             102,664
    Investment income   . . . . . . . . . .                4,972        76,046          (1,259)           79,759
    Loan servicing income   . . . . . . . .               13,162        (1,099)         (2,423)            9,640
    Net insurance premiums  . . . . . . . .                  -           6,217             -               6,217
                                                    ------------     ---------      ----------       -----------
         Total  . . . . . . . . . . . . . .              183,723       110,300             797           294,820
                                                    ------------     ---------      ----------       -----------


Expenses:
    Interest on annuity policies  . . . . .                             59,470                            59,470
    Personnel   . . . . . . . . . . . . . .               46,006         3,996           4,730            54,732
    Interest  . . . . . . . . . . . . . . .               14,163         2,617           4,098            20,878
    Loan loss provision   . . . . . . . . .                9,308         3,146             -              12,454
    Insurance commissions   . . . . . . . .                  -           9,914             179            10,093
    Insurance benefits  . . . . . . . . . .                  -           7,759             -               7,759
    Other operating   . . . . . . . . . . .               36,530        12,994          (4,088)           45,436
                                                    ------------     ---------      ----------       -----------
         Total  . . . . . . . . . . . . . .              106,007        99,896           4,919           210,822
                                                    ------------     ---------      ----------       -----------

Income (loss) from continuing operations
  before income taxes . . . . . . . . . . .         $     77,716     $  10,404      $   (4,122)      $    83,998
                                                    ============     ==========     ==========       ===========

                                                                Nine months ended September 30, 1994
                                                    ------------------------------------------------------------
                                                                                      Corporate,
                                                                       Life        Other Operations
                                                      Mortgage       Insurance      & Eliminations       Total
                                                    ------------     ---------      ---------------      -----
                                                                         (in thousands)
Revenues:
    Interest, charges and fees on loans   .         $     47,402     $  34,428      $    3,515       $    85,345
    Loan sale gains   . . . . . . . . . . .               65,550            -              -              65,550
    Investment income   . . . . . . . . . .                1,461        60,702          (1,139)           61,024
    Loan servicing income   . . . . . . . .               18,394          (190)         (3,277)           14,927
    Net insurance premiums  . . . . . . . .                  -           8,199             -               8,199
                                                    ------------     ---------      ----------       -----------
         Total  . . . . . . . . . . . . . .              132,807       103,139            (901)          235,045
                                                    ------------     ---------      ----------       -----------


Expenses:
    Interest on annuity policies  . . . . .                             54,115                            54,115
    Personnel   . . . . . . . . . . . . . .               34,019         3,731           4,669            42,419
    Interest  . . . . . . . . . . . . . . .                4,230         1,606           3,836             9,672
    Loan loss provision   . . . . . . . . .                5,346         4,365             -               9,711
    Insurance commissions   . . . . . . . .                  -           9,740             480            10,220
    Insurance benefits  . . . . . . . . . .                  -           9,056             -               9,056
    Other operating   . . . . . . . . . . .               25,126        13,319          (5,466)           32,979
                                                    ------------     ---------      ----------       -----------
         Total  . . . . . . . . . . . . . .               68,721        95,932           3,519           168,172
                                                    ------------     ---------      ----------       -----------

Income (loss) from continuing operations
  before income taxes . . . . . . . . . . .         $     64,086     $   7,207      $   (4,420)      $    66,873
                                                    ============     =========      ==========       ===========

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

         Loans. Substantially all of the loans owned by the Company were produced through the Company's branch (i.e., retail) network or wholesale loan
programs.   In connection with its origination of home equity loans, the
Company relies on thorough underwriting and credit review procedures, a mortgage on the borrower's residence and, in some cases, other security, and, in its retail origination program, contact with borrowers through its branch office system to manage credit risk on its loans. In addition to servicing the loans owned by the Company, the mortgage division serviced approximately $2.3 billion in loans for third parties at September 30, 1995, $2.2 billion of which are home equity loans. Substantially all of the home equity loans serviced for third parties were publicly sold as mortgage backed securities ("pass-through certificates"). The purchasers of the pass-through certificates receive a credit enhanced security which is generally achieved in part by subordinating the excess interest spread retained by the Company to the payment of principal and interest on the certificates. Such subordination relates to credit losses which may occur after the sale of the loans and continues until the earlier of the payment in full of the loans or termination of the agreement pursuant to which the loans were sold. If cumulative credit losses exceed the amount subordinated, a third party insurer is obligated to pay any further losses experienced by the owners of the pass-through certificates.

         The Company is also obligated to cure, repurchase or replace loans which may be determined after the sale to violate representations and warranties relating to them and which are made by the Company at the time of the sale. The Company regularly evaluates the quality of the loan portfolio and estimates its risk of loss based upon historical loss experience, prevailing economic conditions, estimated collateral value and such other factors which, in management's judgment, are relevant in estimating the credit
risk in owned and/or serviced loans.   Estimated losses on the owned portfolio
are provided for by an increase in the allowance for loan losses through a charge to current operating income. At September 30, 1995, the Company's allowance for loan losses was $16.4 million. For loans sold, the Company reduces the amount of gain recognized on the sale by the estimated amount of credit losses, and records such amount on its balance sheet in the allowance for loss on loans serviced. At September 30, 1995, the allowance for loss on loans serviced was $40.0 million. The maximum recourse associated with sales of home equity loans according to terms of the loan sale agreements totaled approximately $441 million, of which amount approximately $431 million relates
to the subordinated cash and excess interest spread.   Should credit losses on
loans sold materially exceed the Company's estimates for such losses, such consequence will have a material adverse impact on the Company's operations.

         At September 30, 1995, the contractual balance of loans serviced was approximately $2.7 billion comprised of approximately $381 million serviced for the Company and approximately $2.3 billion serviced for investors. The portfolio is geographically diversified. Although the Company services loans in 48 states, at September 30, 1995 a substantial portion of the loans serviced were originated in Florida (11.4%), Ohio (10.8%), Louisiana (9.3%), and North Carolina (7.5%), respectively, and no other state accounted for more than 6.5% of the serviced portfolio. Included in the serviced portfolio are commercial loans originated by the Company, a substantial portion of which were originated in Florida (26.8%) , Georgia (17.2%), and Colorado (8.9%) and no other state accounted for more than 8.0% of the commercial loans serviced. The risk inherent in such concentrations is dependent not only upon regional and general economic stability which affects property values, but also the financial well-being and creditworthiness of the borrower.

         The following table provides a summary of loans owned and/or serviced which are past due 30 days or more, foreclosed properties and loans charged off as of the dates indicated.

                                                                           Foreclosed Properties
                                                                           ---------------------
                         Contractual    Delinquencies        % of          Owned      Serviced for      Net Loans       % of
                           Balance       Contractual      Contractual      by the     Third Party       Charged        Average
Period Ended              of Loans         Balance         Balance        Company      Investors          Off          Loans*
------------            ------------------------------------------------------------------------------------------------------
                                                              (dollars in thousands)
September 30, 1995
------------------
Home equity . . . . .   $  2,413,276      $ 189,784           7.86%      $   7,325      $ 16,905       $  8,746        0.57%
Commercial  . . . . .        251,867          3,593           1.43%         19,689         6,891          2,816        1.43%
Conventional  . . . .         62,677          3,062           4.89%            -             -              107        0.25%
                        ------------      ---------                      ---------      --------       --------
     Total  . . . . .   $  2,727,820      $ 196,439           7.20%      $  27,014      $ 23,796       $ 11,669
                        ============      =========                      =========      ========       ========

December 31, 1994
-----------------
Home equity . . . . .   $  1,683,698      $ 129,203           7.67%      $   8,791      $ 11,837       $ 11,694        0.84%
Commercial  . . . . .        274,413          5,377           1.96%         22,131         8,784          5,658        1.83%
Conventional  . . . .         74,294          2,672           3.60%             35           -              100        0.16%
                        ------------      ---------                      ---------      --------       --------
     Total  . . . . .   $  2,032,405      $ 137,252           6.75%      $  30,957      $ 20,621       $ 17,452
                        ============      =========                      =========      ========       ========

September 30, 1994
------------------
Home equity . . . . .   $  1,529,496      $ 113,498           7.42%      $  10,687      $  9,415       $  9,252        0.93%
Commercial  . . . . .        284,380          8,299           2.92%         28,433         9,363          2,965        1.25%
Conventional  . . . .         78,586          3,307           4.20%             35          -               (17)       -
                        ------------      ---------                      ---------      --------       --------
     Total  . . . . .   $  1,892,462      $ 125,104           6.61%      $  39,155      $ 18,778       $ 12,200
                        ============      =========                      =========      ========       ========

*Annualized for the nine months ended September 30, 1995 and 1994, respectively.

         Management continues to focus on reducing the level of non-earning
assets owned and/or serviced by expediting the foreclosure process.   The
balance of foreclosed home equity loans owned and/or serviced as a percentage of the owned and/or serviced portfolio was 1.0% at September 30, 1995 compared to 1.3% at September 30, 1994.

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

         A summary analysis of the changes in the Company's allowance for loan losses for the indicated periods is as follows.

                                                                    Nine months ended September  30,
                                                                 -------------------------------------
                                                                     1995                       1994
                                                                 ----------                  ---------
                                                                             (in thousands)

      Balance at beginning of period   . . . . . . . . . . .     $   16,508                 $   21,017

      Loans charged to allowance
          Home equity  . . . . . . . . . . . . . . . . . . .        (10,070)                   (10,027)
          Commercial . . . . . . . . . . . . . . . . . . . .         (2,816)                    (2,968)
          Conventional . . . . . . . . . . . . . . . . . . .           (143)                       (28)
                                                                 ----------                 ----------
                                                                    (13,029)                   (13,023)
      Recoveries on loans previously
        charged to allowance . . . . . . . . . . . . . . . .          1,360                        823
                                                                 ----------                 ----------
      Net loans charged off  . . . . . . . . . . . . . . . .        (11,669)                   (12,200)


      Loan loss provision  . . . . . . . . . . . . . . . . .         12,454                      9,711
      Reserve reclassification . . . . . . . . . . . . . . .           (864)                      (166)
                                                                 ----------                 ----------
      Balance at end of period . . . . . . . . . . . . . . .     $   16,429                 $   18,362
                                                                 ==========                 ==========


      Specific reserves  . . . . . . . . . . . . . . . . . .     $    6,845                 $    8,549
      Unallocated reserves . . . . . . . . . . . . . . . . .          9,584                      9,813
                                                                 ----------                 ----------
      Total reserves . . . . . . . . . . . . . . . . . . . .     $   16,429                 $   18,362
                                                                 ==========                 ==========

            Specific reserves are provided for foreclosures in which the carrying value of the loan exceeds the market value of the collateral. Unallocated reserves are provided for loans not in foreclosure and are calculated primarily using objective measurement techniques. Unallocated reserves also include reserves for active loans which have been modified or indicate potential problems as well as reserves for a $32.5 million subordinated position the Company acquired in connection with the securitization and sale of approximately $230 million in commercial real estate mortgage loans in 1990. At September 30, 1995, the Company owned $27.0 million of property acquired in settlement of loans, excluding the specific reserves attributed to these properties. These balances are included in the loans owned by the Company. The specific reserve in the table above is provided to reduce the carrying value of these properties to their market value.

            A summary of the amounts provided by the Company for future credit losses on loans and foreclosed properties owned by the Company and loans sold with recourse (including for purposes hereof loans sold with limited guarantees and subordination of cash and excess interest spread owned by the Company) as of the dates indicated is as follows:

                                                           September 30,      December 31,         September 30,
                                                               1995               1994                 1994
                                                          --------------     ---------------      --------------
                                                                              (in thousands)
  Allowance for loan losses
     (Applicable to loans and foreclosed properties
     owned by the Company)  . . . . . . . . . . . . .         $ 16,429         $ 16,508              $ 18,362

  Allowance for loss on loans serviced
     (Applicable to loans
     sold with recourse)  . . . . . . . . . . . . . .           40,032           26,822                24,171
                                                              --------         --------              --------
          Total   . . . . . . . . . . . . . . . . . .         $ 56,461         $ 43,330              $ 42,533
                                                              ========         ========              ========


         As of September 30, 1995, approximately $2.1 billion of home equity loans sold were serviced by UC Lending under agreements substantially all of which provide for the subordination of cash and excess interest spread owned by the Company for credit losses ("loans sold with recourse"). The maximum recourse associated with sales of home equity loans according to terms of the loan sales agreements was approximately $441 million at September 30, 1995, of which $431 million relates to the subordinated cash and excess interest spread. The Company's estimate of its losses, based on historical loan loss experience, was approximately $40.0 million at September 30, 1995 and is recorded in the Company's allowance for loss on loans serviced. Should credit losses on loans sold with limited recourse, or subordination of cash and excess interest spread owned by the Company, materially exceed the Company's estimate for such losses, such consequence will have a material adverse impact on the Company's operations.

         Legal developments related to mortgage loans. On March 21, 1994, the United States Court of Appeals for the Eleventh Circuit, in Rodash v. AIB Mortgage Company, held, in part, that a lender improperly disclosed the collection of the Florida state intangible tax from the borrower, thereby subjecting the loan to rescission under the Federal Truth-in-Lending Act (the "TILA") by the borrower for three years after it was made. Subsequently, the Florida Legislature amended the language of the intangible tax to clarify that the intangible tax be disclosed for purposes of the TILA in the manner that had been followed by most lenders in Florida, including the Company. This court decision may also apply to a similar intangible tax imposed by other states.
On October 1, 1995, the Truth in Lending Amendments Act of 1995 (the "1995 Act") was signed into law. One provision of the 1995 Act amends the TILA to render proper the manner in which the lender in this court decision had disclosed the intangible tax and bars claims under the TILA for disclosures made in such manner prior to the amendment which had not been filed on dates prior to October 1, 1995 as specified in the 1995 Act. To its knowledge, as of November 9, 1995 no claims have been filed against the Company under this court decision (other than as a defense in foreclosure proceedings) and no notice of a breach of a representation has been received under the Company's loan sale agreements requesting it to repurchase, cure or substitute other loans for the loans sold. In view of the foregoing provisions of the 1995 Act, management of the Company does not believe that any material adverse contingency exists relative to the foregoing court decision.

         Amendments to the TILA which became effective on October 1, 1995, impose additional disclosure requirements and prohibit certain prepayment penalty charges, among other requirements, on loans with a specified level of
origination fees or a specified interest rate level.   A portion of the
Company's loans as currently originated will be subject to the requirements of this legislation. The Company has reviewed this legislation in its final form and intends to comply with the additional disclosure requirements of the legislation. Management of the Company does not believe that the requirements of this legislation will have a material effect on the Company's financial condition or results of operations.

         Investment securities. The Company's investment portfolio consists primarily of mortgage backed securities and corporate bonds, comprising 67.0% and 28.1% of the portfolio at September 30, 1995, respectively. At September 30, 1995, approximately 93.4% of the Company's portfolio of investment securities were classified in an available-for-sale category and the carrying value adjusted to fair value by means of an adjustment to stockholders' equity. The remainder of the portfolio consists primarily of private placements made either directly or through an investment partnership and are classified as held-to-maturity and valued at cost. At September 30, 1995, the Company owned $.9 million in equity securities classified as trading securities. The net unrealized gain in the debt securities portfolio (fair value over amortized cost) at September 30, 1995 was $20.4 million compared to an unrealized loss of $73.9 million at December 31, 1994.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal cash requirements consist of funding loan originations in its mortgage operations and the payment of policyholder claims and surrenders incurred in its life insurance operations. The Company's mortgage operations require continued access to short and long-term sources of debt financing and the sale of loans and asset-backed securities. The liquidity requirements for the Company's insurance operations are generally met by funds provided from the sale of annuities and cash flow from its investments in fixed income securities and mortgage loans.

         The following discussion reflects the primary sources of liquidity and capital for each of the Company's primary operating divisions.

         Mortgage. The principal cash requirements of the Company's mortgage operations arise from loan originations, deposits to reserve accounts, repayments of inter-company debt borrowed under the Company's senior notes, payments of operating and interest expenses, and income taxes related to loan sale transactions. Loan originations are funded principally through proceeds from the issuance of the Company's senior notes, short-term bank facilities and warehouse facilities, pending loan sales. Warehouse facilities include a secured warehouse facility provided to UC Lending by an investment bank that acted as lead underwriter of the Company's third quarter public loan securitization transaction. This facility was directly related to the third quarter securitization transaction and initially provided funding for up to $150 million of eligible home equity loans for such securitization and will terminate with the closing of the last delivery of loans under the prefunding accounts relative to this securitization. As of September 30, 1995, $150 million was available and no amounts were outstanding under this warehouse facility. In addition, UC Lending and other mortgage lending subsidiaries of the Company entered into a credit agreement dated as of May 23, 1995 with First Union National Bank of North Carolina and certain other lenders signatory thereto. Under this facility, UC Lending and the other mortgage lending subsidiaries may borrow up to $150 million on a revolving basis secured by home equity loans eligible thereunder. Loans under this facility are subject to the satisfaction of certain borrowing conditions, including a minimum borrowing base and will bear interest at a floating rate. Borrowings under this facility are required to be repaid from the proceeds of the sale or other disposition of the home equity loan collateral. The lenders' commitment under this facility is scheduled to terminate on May 23, 1997. As of September 30, 1995, approximately $.9 million was outstanding under the Warehouse Facility.

         Substantially all of the loans originated or acquired by UC Lending are sold. Net cash from operating activities of the Company in the first nine months of 1995 and 1994 reflects approximately $1.1 billion and $685 million, respectively, in cash used for loan originations and acquisitions. The primary source of funding for loan originations is derived from the reinvestment of proceeds from the ultimate sale of loans in the secondary market which totaled approximately $1.1 billion and $733 million in the nine months ended September 30, 1995 and 1994. In connection with the loan sale transactions in the secondary market, third-party surety bonds and cash deposits by the Company as credit enhancements have been provided. The loan sale transactions have required the subordination of certain cash flows payable to UC Lending and its subsidiaries to the payment of principal and interest due to certificate holders. In connection with these transactions, UC Lending has been required, in some instances, to fund an initial deposit, and thereafter, in each transaction, a portion of the amounts receivable by UC Lending and its subsidiaries from the excess interest spread has been required to be placed and maintained in a reserve account to the extent of the subordination requirements. The subordination requirements generally provide that the excess interest spread is payable to a reserve account until a specified level of cash, which is less than the maximum subordination amount, is accumulated therein. The capitalized excess servicing income of the Company is subject to being utilized first to replenish cash paid from the reserve account to fund shortfalls in collections from borrowers who default on the payment of principal or interest on the loans underlying the pass-through certificates issued until the total of the Company's deposits into the reserve account equal the maximum subordination amount. In connection with the issuance and sale of approximately $2.6 billion of pass-through certificates through September 30, 1995 under the Company sponsored shelf-registration statement, the subordination amounts aggregate approximately $431 million. After the Company's deposits into the reserve account equal the maximum subordination amount for a transaction, the subordination of the related excess interest spread (including the guarantee fee payable therefrom) for these purposes is terminated. The excess interest spread required to be deposited and maintained in the respective reserve accounts will not be available to support the cash flow requirements of the Company until such amount exceeds the maximum subordinated amount (other than amounts, if any, in excess of the specified levels required to be maintained in the reserve accounts, which may be distributed periodically to the Company). At September 30, 1995, amounts on deposit in such reserve accounts totaled $130 million.

         The expansion of the Company's mortgage division and the increase in the amount of loans originated are capital intensive operations; therefore, adequate credit facilities and other sources of funding, including the ability of the Company to sell loans and asset backed securities, are essential for the continuation of and the growth in the Company's loan operations. At September 30, 1995, the Company's debt facilities available to fund general operating needs, excluding warehouse facilities discussed above, totaled $270 million, of which $225 million was outstanding, resulting in available, but unfunded debt capacity for general operating needs of $45 million.

         Life insurance. The principal cash requirement of UC Life consists of contractual obligations to policyholders, principally through policy claims and surrenders. The primary sources of funding these obligations, in addition to cash flow from investments, are the sale of annuities. Net cash flow from annuity operations is used to build an investment portfolio, which in turn produces future cash flows from investment income and provides a secondary source of liquidity for this division. Net cash provided by operating activities of the insurance division (which excludes annuity sales and surrenders) in the first nine months of 1995 and 1994 was approximately $68 million and $47 million, respectively, resulting primarily from cash earnings on investments. The Company monitors available cash and cash equivalents to maintain adequate balances for current payments while maximizing cash available for longer term investment activities. The Company's financing activities during the first nine months of 1995 and 1994 reflect approximately $111 million and $187 million, respectively, in cash received primarily from sales by UC Life of its annuity products. The Company believes that the decrease in annuity sales in the first nine months of 1995 compared to the same period of 1994 is due in part to the interest rate environment, particularly the relative relationship between short term and intermediate term interest rates, and to the focus of the Company's resources on development of its variable annuity product. In addition, a financial institution which produced approximately 10% of UC Life's annuity sales in 1994 discontinued the sale of annuities for UC Life in 1995 subsequent to the merger of such financial institution. As reflected in the net cash used by investing activities during the same periods, investment purchases were approximately $127 million and $248 million, respectively, reflecting the investment of these funds and the reinvestment of proceeds from maturities of investments. Cash used by financing activities during these nine month periods also reflects payments of $167 million and $140 million primarily on annuity products resulting from policyholder surrenders and claims. The increase in annuity surrenders during the 1995 was expected, due in part to an increase in the amount of annuity policies which were beyond the surrender penalty period. Should annuity surrenders continue to exceed annuity sales, such consequence will decrease the liquidity of UC Life and potentially result in the sale of certain assets, such as bonds and loans, prior to their maturity, which may be at a loss. UC Life's investments at September 30, 1995 included approximately $307 million in residential and commercial mortgage loans, and the amortized cost of its bond portfolio included $342 million in corporate and government bonds and private debt placements and $788 million in mortgage-backed securities.

         As a Louisiana domiciled insurance company, UC Life is subject to certain regulatory restrictions on the payment of dividends. UC Life had the capacity at September 30, 1995 to pay dividends of $8.2 million. UC Life did not pay any dividends to the Company during 1992, 1993 or 1994 in order to retain capital in UC Life.

POSSIBLE SALE OF UC LIFE

         On October 20, 1995, the Company publicly announced that, as part of its continuing efforts to maximize shareholder value, it is evaluating strategic alternatives regarding its life insurance subsidiary, United Companies Life Insurance Company, including the possible sale of such subsidiary.

         The Company has received unsolicited indications of interest from, and is engaged in discussions with, third parties regarding a possible sale of such subsidiary. These discussions are continuing, but there can be no assurance that an agreement will be reached. If an agreement is reached, it will be subject to approval by the Company's Board of Directors and shareholders and by regulatory authorities.


RATINGS

         On July 25, 1995 the Company issued $100 million of its unsecured and unsubordinated 7% senior notes due July 15, 1998. The notes received ratings of "BBB" from Duff & Phelps Credit Rating Co., "BBB-" from Standard & Poor's Rating Group, a division of The McGraw Hill Companies, Inc. and "Ba2" from Moody's Investors Service, Inc.

         On October 24, 1995, Duff & Phelps Credit Rating Co. ("Duff & Phelps") placed the 'A+' (Single-A-Plus) claims paying ability rating of UC Life on Rating Watch--Uncertain. This rating action is based upon the recent announcement by the Company that it is evaluating strategic alternatives regarding UC Life, including the possible sale of UC Life. Duff and Phelps reported that the claims paying ability rating would remain on Rating Watch--Uncertain until more information becomes known about UC Life's ultimate position within the Company's organization or another organization.

                       REVIEW BY INDEPENDENT ACCOUNTANTS


The Company's independent accountants, Deloitte & Touche LLP, have performed a review of the accompanying unaudited consolidated balance sheet as of September 30, 1995 and the related consolidated statements of income and cash flows for the three months and nine months ended September 30, 1995 and 1994 and previously audited and expressed an unqualified opinion dated February 28, 1995 on the consolidated financial statements of the Company and its subsidiaries as of December 31, 1994, from which the consolidated balance sheet as of this date is derived.

INDEPENDENT ACCOUNTANTS' REPORT


United Companies Financial Corporation:

We have reviewed the accompanying consolidated balance sheet of United Companies Financial Corporation and subsidiaries as of September 30, 1995, and the related consolidated statements of income and cash flows for the three-month and nine- month periods ended September 30, 1995 and 1994. These financial statements are the responsibility of the Corporation's management.

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





/s/  DELOITTE & TOUCHE LLP

Baton Rouge, Louisiana
November 9, 1995

                                    PART II

                               OTHER INFORMATION


Item 1-5   Inapplicable



Item 6.    Exhibits and Current Reports on Form 8-K

         (a)  Exhibits-
                          (11)   Statement re computation of earnings per share
                          (15)   Letter of Deloitte & Touche LLP
                          (27)   Financial data schedules

         (b)  Current reports on Form 8-K

                 During the quarter ended September 30, 1995, the following
             Current Report on Form 8-K was filed with the Commission:

             (1) Current Report on Form 8-K dated June 27, 1995, filed on July
                 26, 1995, enclosing the following exhibits:

                 1.1 Underwriting Agreement -- Basic Provisions dated June 27, 1995 for Securities.

                 1.2 Terms Agreement dated July 20, 1995 for 7% Senior Notes due July 15, 1998.

                 4.11 Second Supplemental Indenture dated as of July 25, 1995 for 7% Senior Notes due July 15, 1998.

                 4.12     7% Senior Notes due July 15, 1998

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    UNITED COMPANIES FINANCIAL CORPORATION




Date:       11/9/95                 By:   /s/ J. Terrell Brown
      --------------------------          -------------------------------------
                                          J. Terrell Brown
                                          Chairman and Chief Executive Officer



Date:       11/9/95                 By:   /s/ Dale E. Redman
      -------------------------           -------------------------------------
                                          Dale E. Redman
                                          Executive Vice President
                                          and Chief Financial Officer

            UNITED COMPANIES FINANCIAL CORPORATION AND SUBSIDIARIES

                               INDEX TO EXHIBITS


Exhibit No.                                                 Page No.
-----------                                                 --------



   11            Statement re computation of                   30
                 earnings per share

   15            Letter of Deloitte & Touche LLP               31

   27            Financial data schedules                      32