Form 10-Q/A
period 1995-09-30
UNITED COMPANIES FINANCIAL CORP
filed 1995-11-17
CIK 217416

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                      ------------------------------------


                                 FORM 10-Q/A


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

                      AMENDMENT TO APPLICATION OR REPORT



                  FILED PURSUANT TO SECTION 12, 13 OR 15d OF


                     THE SECURITIES EXCHANGE ACT OF 1934


                    UNITED COMPANIES FINANCIAL CORPORATION



                               AMENDMENT NO. 1



      The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Form 10-Q for the quarter ended September 30, 1995, as set forth in the pages attached hereto, to reflect its notification on November 14, 1995, after its filing of such Form 10-Q on November 13, 1995, of a decision by the U.S. Fifth Circuit Court of Appeals, rendered on November 9, 1995, discussed in Notes 2 and 10 of the Notes to Consolidated Financial Statements.



      PART I - Financial Information                                                          Page

      Financial Statements:

             Notes to Consolidated Financial Statements                                       5-10

      Independent Accountants' Report                                                         26

      Exhibit 15

             Letter of Deloitte and Touche LLP                                                30

      For convenience, the following items, which have not been amended, are also included in the amended Quarterly Report on Form 10-Q.

      PART I - Financial Information

      Financial Statements:

             Consolidated Balance Sheets
                     September 30, 1995 and December 31, 1994                                 2

             Consolidated Statements of Income
                     Three months and nine months ended September 30, 1995 and 1994           3

             Consolidated Statements of Cash Flows
                     Nine months ended September 30, 1995 and 1994                            4

      Management's Discussion and Analysis of Financial Condition and Results
      of Operations                                                                           11-24

      Review by Independent Accountants                                                       25

      PART II - OTHER INFORMATION

      Exhibits and Current Reports on Form 8-K                                                27




      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    UNITED COMPANIES FINANCIAL CORPORATION



                                    By:   /s/ Sherry E. Anderson
                                          -------------------------------------


                                          Sherry E. Anderson


                                          Senior Vice President and Secretary



Date:  November 16, 1995

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

    Foster Mortgage Corporation. On May 7, 1993, the Company decided to divest its subsidiary Foster Mortgage Corporation ("FMC"). As of November 30, 1993, the servicing rights owned by FMC, which constituted substantially all of its assets, were sold. On December 21, 1993, the institutional lenders under FMC's primary credit facility (the "FMC Institutional Lenders") filed a petition in the U.S. bankruptcy court to cause the remaining affairs of FMC to be wound up under the supervision of the bankruptcy court. The FMC Institutional Lenders filed and the bankruptcy court approved a plan of liquidation for FMC providing for the appointment of a trustee selected by the FMC Institutional Lenders. The FMC Institutional Lenders allege that FMC has certain claims against the Company, including a claim with respect to the Company's alleged failure to remit all sums due FMC regarding federal income taxes estimated by the FMC Institutional Lenders to range from $2.1 million to $29 million. FMC and the Company executed, subject to the approval of the bankruptcy court, a settlement agreement relating to payments between FMC and the Company in connection with the federal income tax benefits resulting from FMC's losses and to certain prior intercompany payments between FMC and the Company.
    The settlement agreement included a release by FMC in favor of the Company of any and all claims relating to federal income taxes. The FMC Institutional Lenders opposed the proposed settlement agreement. At the conclusion of a hearing on the proposed settlement on August 18, 1994, the bankruptcy court approved the portion of the settlement providing for a net payment by the Company of $1.65 million to FMC in satisfaction of the federal income tax benefits resulting from FMC's losses and the release of any claims regarding federal income taxes. The Company had previously recorded substantially all of the impact of this portion of the settlement in its prior financial statements. The bankruptcy court declined to approve the other portion of the proposed settlement relating to payments received by the Company from FMC within twelve months of the bankruptcy filing. These matters may be pursued by the trustee under the plan of liquidation approved by the bankruptcy court. If the Company were required to refund such payments, the Company has estimated the potential additional loss to be $1.9 million, net of tax benefits. The decision of the bankruptcy court on the settlement is not final and was appealed by the FMC Institutional Lenders to the U.S. District Court which affirmed the bankruptcy court's decision. The FMC Institutional Lenders appealed this decision to the U.S. Fifth Circuit Court of Appeals. On November 14, 1995, the Company received notification of the decision rendered on November 9, 1995 by the U.S. Fifth Circuit Court of Appeals which reversed the district court, vacated the settlement between FMC and the Company and remanded the matter for further proceedings. Management of the Company does not believe that any additional amounts are owed by the Company to FMC and intends to vigorously contest any claims which may be brought against it for such amounts. The Company did not guarantee any debt of FMC and believes, based upon advice of its counsel, that it has no responsibility for the obligations of FMC under FMC's primary credit facility or (excluding potential consequences of the bankruptcy filing on certain prior intercompany transactions or potential additional payment for tax benefits as discussed above) for any other liabilities to FMC's lenders.


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


    As also discussed in Note 2 above, the U.S. Fifth Circuit Court of Appeals reversed the lower court decision approving the settlement agreement between FMC and the Company, vacated the settlement between FMC and the Company and remanded the matter for further proceedings.


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





/s/  DELOITTE & TOUCHE LLP

Baton Rouge, Louisiana
November 9, 1995

(November 14, 1995 as to Notes 2 and 10)

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

             (1) Current Report on Form 8-K dated June 27, 1995, filed on July
                 26, 1995, enclosing the following exhibits:

                 1.1 Underwriting Agreement -- Basic Provisions dated June 27, 1995 for Securities.

                 1.2 Terms Agreement dated July 20, 1995 for 7% Senior Notes due July 15, 1998.

                 4.11 Second Supplemental Indenture dated as of July 25, 1995 for 7% Senior Notes due July 15, 1998.

                 4.12     7% Senior Notes due July 15, 1998

            UNITED COMPANIES FINANCIAL CORPORATION AND SUBSIDIARIES

                               INDEX TO EXHIBITS


Exhibit No.                                                 Page No.
-----------                                                 --------

   11            Statement re computation of                   29
                 earnings per share

   15            Letter of Deloitte & Touche LLP               30

   27            Financial data schedules                      31