Form 10-K
period 1995-12-31
UNITED COMPANIES FINANCIAL CORP
filed 1996-03-19
CIK 217416

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                   FORM 10-K

(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 1995
                                       OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from .............. to ...............

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

                         Common Stock, Par Value $2.00
                         -----------------------------
                                (Title of Class)

        6 3/4% PRIDES(sm), Convertible Preferred Stock, Par Value $2.00
        ---------------------------------------------------------------
                               (Title of Class)

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of voting stock held by non-affiliates of the registrant as reported by the National Association of Securities Dealers Automated Quotation System/National Stock Market, as of March 11, 1996, was $589,182,237.

         The number of shares of $2.00 par value common stock issued and outstanding as of March 11, 1996 was 28,146,480 excluding 1,159,682 treasury shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

         Management's proxy statement in connection with the Annual Meeting of Shareholders to be held May 30, 1996 is incorporated by reference in Part III.

================================================================================

                                     PART I

ITEM 1.  BUSINESS

GENERAL

      United Companies Financial Corporation (the "Company" or "UCFC"), founded in 1946, is a financial services holding company having mortgage and insurance operations. The Company's mortgage operations are focused on the origination, purchase, sale and servicing of first mortgage, non-conventional, home equity loans. Home equity loan production in 1995, 1994, and 1993 was $1.5 billion, $909 million and $540 million, respectively. The Company sells substantially all of its home equity loan production through loan securitizations pursuant to which mortgage-backed securities are issued and publicly sold under a Company sponsored shelf registration statement. The operating income before income taxes of the Company's mortgage operations increased from $46.3 million in 1993 to $81.2 million in 1994 and to $107.7 million in 1995. The Company's insurance operations sell primarily deferred annuities marketed in 47 states, the District of Columbia and Puerto Rico. On February 2, 1996, the Company signed an agreement to sell all of the outstanding capital stock of its life insurance subsidiary. The proposed sale is subject to the approval of the Company's shareholders and regulatory authorities and the satisfaction of other conditions. See "Life Insurance - Recent Developments". For additional information regarding the Company's operations by business segment, see Note 14 to Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

      The Company was incorporated in the State of Louisiana in 1946 and its principal offices are located in Baton Rouge, Louisiana. It currently has approximately 1,900 employees.

MORTGAGE

      Overview. The Company's mortgage operations consist of the origination, purchase, sale and servicing of primarily first mortgage, non-conventional, home equity loans which are typically not loans for the purchase of homes. These loans, which are fixed and variable rate mortgage loans, are made primarily to individuals who may not otherwise qualify for conventional loans which are readily marketable to government-sponsored mortgage agencies or conduits and available through most commercial banks and many other lending institutions.

      Distribution network. At December 31, 1995, the Company's mortgage activities were primarily conducted through the following distribution channels:

      Retail. The Company's retail operations are conducted through United Companies Lending Corporation ("UCLC") which consists of a branch network of 150 offices in 39 states.

      Wholesale. The wholesale loan distribution network consists of two separate divisions of UCLC which offer home equity loans through distinct distribution channels. Both of these divisions, UNICOR MORTGAGE(R) ("UNICOR") and GINGER MAE(R) ("GINGER MAE") , operate under registered service marks. UNICOR offers home equity loan products through correspondents and brokers in 44 states, while GINGER MAE offers these products to financial institutions, which include banks, savings and loan associations and credit unions, in 23 states. UNICOR began operating as a separate subsidiary of the Company in January, 1996.

      Bulk purchasing. The Company also conducts a bulk loan purchase program through Southern Mortgage Acquisition, Inc. ("SMA"), which from time to time purchases pools of home equity loans from other lenders.

      Manufactured housing finance. During the fourth quarter of 1995 the Company expanded its lending operations to include additional manufactured housing loan products. The manufactured housing lending is conducted through a wholly owned subsidiary, United Companies Funding, Inc., based in Minneapolis, Minnesota, with servicing provided by UCLC.

      Products and Production. The Company's principal products are home equity loans with a fixed amount and term to maturity, which are secured by a first lien mortgage on the borrower's residence. Typically the proceeds of the loan will be used by the borrower to refinance an existing first mortgage in order to finance home improvements or for debt consolidation. These types of loans are commonly referred to as "B" and "C" grade loans. These loans are distinct from home equity revolving lines of credit, not offered by the Company, which are generally secured by a second mortgage and typically carry a floating interest rate. The Company offers fixed rate and adjustable rate ("ARM") home equity loan products.

      The following table reflects home equity loan production by distribution network by product type:


                                    1995                        1994                       1993
                           ----------------------       --------------------       ---------------------
                                         Average                    Average                    Average
                                          Loan                       Loan                        Loan
                              Amount      Size            Amount     Size            Amount      Size
                           ------------ ---------       ---------- ---------       ---------- ----------
                                                          (in thousands)
Retail
       Fixed...............$    740,707        37       $  679,466        38       $  460,164         36
       ARM.................     198,369        78           11,560        90           23,037         83
Wholesale
    UNICOR
       Fixed...............     337,802        50          146,832        48           40,736         53
       ARM.................      85,208       104           45,248        97           15,931        103
    GINGER MAE
       Fixed...............      44,497        59            9,864        55                -          -
       ARM.................       6,351       115              201       101                -          -
Bulk Purchase
       Fixed...............       7,709        50            1,739        38                -          -
       ARM.................     120,894       156           13,911        58                -          -
                           ------------                 ----------                 ----------

Total Production...........$  1,541,537                 $  908,821                 $  539,868
                           ============                 ==========                 ==========


         As of December 31, 1995, approximately 96.5% in aggregate principal amount of the home equity loans owned and/or serviced by the Company were secured by a first mortgage with the remaining 3.5% in aggregate principal amount secured by second or multi-property mortgages. During 1995, approximately $1,486 million first mortgage home equity loans were originated and $56 million in second and multi-property mortgage loans. On most home equity loans for home improvements, the loan proceeds are disbursed to an escrow agent which, according to guidelines established by the Company, releases such proceeds upon completion of the improvements or in draws as the work on the improvements progresses. The weighted average interest rate on home equity loans produced during 1995 was 11.6%, compared to 11.7% during 1994. Costs incurred by the borrower for loan origination, including origination points and appraisal, legal and title fees, are often included in the amount financed. Over the past five years, contractual maturities have generally ranged from seven to twenty years, and the weighted average effective life using the historical constant prepayment rate for the Company's home equity loans has been approximately three and one-half years. Prior to July, 1991, the Company actively originated commercial real estate loans for sale to United Companies Life Insurance Company ("UCLIC") with servicing rights retained by the lending operations of the Company. From July 1991 to early 1995, the Company limited commercial real estate originations due to a change in UCLIC's investment demand and lack of a secondary market for this product. However, in 1995, originations of commercial real estate loans on behalf of UCLIC resumed with $21.3 million of such loans being originated. The servicing of the commercial loans owned by UCLIC and pass-through certificates owned by third parties and UCLIC, which are backed by commercial real estate loans originated by UCLC, will be transferred from UCLC to UCLIC under the terms of the proposed sale of UCLIC. At December 31, 1995, the principal balance of such loans and pass-through certificates was approximately $251 million. See "Life Insurance - Recent Developments" below.

          The Company's principal market for its home equity loans is individuals who may not otherwise qualify for conventional loans which are readily marketable to the government-sponsored mortgage agencies or conduits and available through most commercial banks and many other lending institutions. Loans to such borrowers may present a greater credit risk and therefore produce higher loan origination fees and interest rates as compared to loans to customers of banks and thrifts. The Company believes that its customers generally place a higher priority on the amount of the monthly payment and prompt credit approval than on the interest rate and origination fees associated with the loan. Management of the Company believes that any greater credit risk arising out of making loans to these borrowers is compensated by higher fees and interest rates. There are generally numerous competitors for these borrowers in each of the Company's geographic markets. Principal competitors include recognized national and regional lenders. The Company believes that prompt underwriting and response to loan applications provides a competitive advantage in loan originations.

          Underwriting. Regardless of the manner of origination, all home equity loans are underwritten (or, in the case of bulk purchases are re-underwritten) prior to approval and funding utilizing substantially similar underwriting guidelines. The underwriting function is centralized at the home office. Underwriting guidelines are modified from time to time. The following is a description of the current underwriting guidelines, which are not materially different from prior guidelines.

         The underwriting process is intended to assess primarily the prospective borrower's ability and willingness to repay the loan and secondarily the adequacy of the real property security as collateral for the loan granted. A credit package is submitted to the home office which includes a current appraisal from an independent appraiser on the Company's approved list, a property inspection, a credit report and a verification of employment. On a case-by-case basis, after review and approval by home office underwriters, home equity loans may be made which vary from the underwriting guidelines. However, variations from guidelines with respect to home equity loans primarily are approved by the home office underwriting department.

         The Company originates fixed-rate home equity loans which generally fully amortize over a period not to exceed: 360 months for single family, owner occupied first mortgages; 360 months for single family, non-owner occupied first mortgages; 240 months for single family, combination owner occupied/rental property first mortgages; and 180 months for single family, owner occupied second mortgages. The fixed-rate loan amounts generally do not exceed $500,000 unless a higher amount is specifically approved by the home office. The Company also originates a fixed rate loan product with an original term to maturity of 180 months and an amortization schedule of 360 months ("Balloon Loans"). Balloon loans must be secured by first liens on single family, owner occupied residential properties. Fixed-rate home equity loans secured by second mortgages generally do not exceed $150,000. Adjustable-rate home equity loans, in general, fully amortize over a period not to exceed 360 months. The maximum amount for adjustable-rate home equity loans is $500,000 unless a higher amount is specifically approved by home office.

         The homes used for collateral to secure the home equity loans may be owner occupied, non-owner occupied rental properties or a combination of owner occupied rental properties, which in any case are one-to-four family residences (which may be a detached or semi-detached row house, townhouse, a condominium unit or a unit in a planned unit development). In addition, fixed rate home equity loans may be secured by single-family owner occupied manufactured or mobile homes with land if the manufactured or mobile homes are permanently affixed and defined as real estate under applicable state law. Second mortgages are generally permitted only for fixed-rate home equity loans and generally are limited to one-to-four family owner occupied property. Such a loan secured by a second mortgage typically will not be made if the first mortgage is a balloon or an individual or owner financed mortgage.

         In general, the value of each property proposed as security for a home equity loan is required to be determined by a current appraisal from an independent appraiser who has been approved by the home office. The originator selects the appraiser and orders the appraisal. The Company requires that the appraisal provide an adequately supported estimate of the value of the property proposed as security for the requested home equity loan and a complete, accurate description of the property. In some cases, the appraisal is subject to completion of improvements which are to be made with the proceeds of the proposed home equity loan. The property is analyzed, based on the appraisal, to determine its acceptability as security for the loan requested.

         Loan-to-Value. The total amount of a home equity loan generally includes origination fees, credit life insurance premium, if any, prepaid interest and other closing costs (such as the cost of an appraisal report and title insurance premiums). Loan-to-value is the percentage equal to the note amount divided by the lesser of appraised value or the purchase price of the real estate. For fixed-rate and adjustable rate home equity loans originated through the wholesale loan programs, the maximum loan-to-value is 90%, with the maximum for rural properties generally being 80%. For home equity loans originated through the branch network, an Underwriting Loan-to-Value Ratio, as described below, is utilized. The total amount of a home equity loan, net of the origination fees, credit life insurance premium, if any, prepaid tax and insurance escrow, real estate tax service fee, loan application fee and prepaid interest, is defined as the "Cash Out." The "Underwriting Loan-to-Value Ratio" for underwriting purposes is the Cash Out divided by the appraised value or purchase price of the property, whichever is less. The Cash Out with respect to fixed-rate and adjustable-rate loans originated through the branch network is limited to 90% of the lesser of the applicable appraised value or purchase price of the property.

         Generally, the maximum Underwriting Loan-to-Value Ratio is 80% for a loan with a second mortgage on the property. With respect to rural properties, the maximum Underwriting Loan-to-Value Ratio (utilizing only up to ten acres and the improvements thereon) is 80%. The maximum Underwriting Loan-to-Value Ratio generally applicable to non-owner occupied homes is 75% and is generally 80% for owner occupied manufactured/mobile homes with land. Because the Underwriting Loan-to-Value Ratio is based on the Cash Out rather than the actual principal balance of the related loan, the Loan-to-Value Ratio of such loan will be higher and could be substantially higher than the Underwriting Loan-to-Value Ratio.

         Creditworthiness. Verification of personal financial information for each applicant is required. The applicant's total monthly obligations (including principal and interest on each mortgage, tax assessments, other loans, charge accounts and all scheduled indebtedness) generally should not exceed 50% of a borrower's gross monthly income. In the case of adjustable-rate home equity loans, the debt ratio calculation is based upon the principal and interest payment amount utilizing the maximum rate on the second change date. Generally, the borrowers are required to have two years of employment with their current employer or two years of like experience. Applicants who are salaried employees must provide current employment information in addition to recent employment history. This information is verified for salaried borrowers based on written confirmation from employers, or a combination of a telephone confirmation from the employer and the most recent pay stub and the most recent W-2 tax form. A self-employed applicant is generally required to provide copies of complete federal income tax returns filed for the most recent two years. Reverification of the foregoing information is generally not undertaken for home equity loans purchased through the bulk purchase program of the Company.

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

         The Company generally requires title insurance coverage on each home equity loan it originates. The Company and its assignees are generally named as the insured on the title insurance policies and the addressee of the title opinion.

         The borrower is required to obtain property insurance in an amount sufficient to cover, in the case of a first mortgage, the new loan and in the case of a fixed-rate second mortgage, the new loan and any prior mortgage. If the sum of an outstanding first mortgage, if any, and the fixed-rate home equity loan exceeds the lesser of replacement or insurable value, insurance equal to the lesser of replacement or insurable value may be accepted. The Company requires that its name and address are properly added to the "mortgagee clause" of the insurance policy. In the event the policy does not provide for written notice of policy changes or cancellation, an endorsement adding such provision is required. The borrower is required to obtain flood insurance to the extent such insurance is available under the Flood Disaster Protection Act of 1973, as amended.

         After a loan is underwritten, approved and funded, the mortgage loan packages are reviewed by home office loan review personnel. A random sample of the mortgage loan packages are subsequently subjected to a quality control audit.

         Loan sales and securitizations. Substantially all of the loans originated or purchased by the Company are sold. Since 1985, the Company has sold loans originated by it in the secondary market, initially in transactions with government-sponsored mortgage agencies or conduits, later in private placement transactions with financial institutions and, since the second quarter of 1993, through a shelf registration statement filed with the Securities and Exchange Commission by a subsidiary of the Company. Approximately $2.9 billion of mortgage-backed pass-through certificates backed primarily by first mortgage home equity loans originated directly or through correspondents or mortgage brokers, or purchased and re-underwritten have been registered under the registration statement and publicly sold since 1993. The Company intends to continue to effect securitization transactions on a quarterly basis, but the amount and timing of sales of securities under the shelf registration statement will depend upon market and other conditions affecting the operations of the Company.

         The following table reflects certain information regarding home equity loan production, sales and securitizations during the indicated periods:

                                                         1995                 1994                1993
                                                    --------------        --------------      --------------
Home equity loan production........................ $    1,541,537        $     908,821       $     539,868

Home equity loan sales............................. $    1,471,868        $     977,653       $     462,873

Average coupon on loans sold.......................          11.67%               11.80%              12.00%

Interest spread retained on loans sold.............           4.98%                4.49%               6.06%

         The weighted average interest spread on loans sold (the difference between the stated rate on the loan and the rate paid to purchasers, less certain recurring fees) is determined without regard to expected credit losses. Servicing rights are retained on substantially all loans sold.

          The Company's securitization transactions are credit enhanced and the certificates issued pursuant thereto have received ratings of "Aaa" from Moody's Investors Service, Inc. and "AAA" (or "AAAr" in the case of variable rate certificates) from Standard & Poor's, a division of The McGraw-Hill Companies, Inc. Credit enhancement is achieved in part through a guaranty provided by a third party insurer and by subordinating an amount (the "Subordinated Amount") of the excess interest spread retained by the Company to the payment of scheduled principal and interest on the certificates should there be a shortfall in collections from borrowers in the form of monthly mortgage payments during any given period. If cumulative payment defaults exceed the Subordinated Amount, the third party insurer is obligated to pay any further losses experienced by the owners of the pass-through certificates. The Company has, from time to time, used the Financial Guaranty Insurance Company ("FGIC") and MBIA Insurance Corporation ("MBIA") as third party insurers. In connection with the issuance of approximately $2.9 billion in pass-through certificates discussed above, the Subordinated Amounts aggregate approximately $426 million.

         Each pooling and servicing agreement that governs the distribution of cash flows from the pooled loans requires the establishment of an account (the "Reserve Account") that may require an initial deposit by the Company. Thereafter, a portion of the excess interest is deposited in the Reserve Account. There are no events that will require the aggregate deposits to the Reserve Account to exceed the related Subordinated Amount. To the extent that losses are incurred on the loans underlying the pass-through certificates issued in a securitization transaction, such losses are paid out of the related Reserve Account to the extent that funds are available.

         The Company derives a significant portion of its income by realizing gains upon the sale of loans due to the excess servicing income of such loans. Excess servicing income represents the excess of the interest rate payable by a borrower on a loan over the interest rate passed through to the investor acquiring an interest in such loan, less the Company's normal servicing fee and other applicable recurring fees. When loans are sold, the Company recognizes as current income the present value of the excess servicing income expected to be realized over the anticipated average life of the loans sold less future estimated credit losses relating to the loans sold. At December 31, 1995, the Company's balance sheet reflected capitalized excess servicing income of approximately $283 million and an allowance for loss on loans serviced of approximately $45 million. The capitalized excess servicing income is computed using prepayment, default and interest rate assumptions that the Company believes market participants would use for similar instruments at the time of sale. The weighted average discount rate used to determine the present value of the balance of capitalized excess servicing income on home equity loans reflected on the Company's balance sheet at December 31, 1995, was approximately 10%. The Company is not aware of an active market for this kind of receivable. No assurance can be given that this receivable could in fact be sold at its stated value on the balance sheet.

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

         The gain recognized by the Company upon the sale of loans will have been overstated if the excess servicing income actually received by the Company is less than originally assumed. An acceleration of future prepayments and/or delinquencies could result in capitalized excess servicing income amortization expense exceeding realized excess servicing income, thereby adversely affecting the Company's servicing income.

         The ability of the Company to sell loans and/or mortgage-backed securities in the secondary market, or an alternative source of funding loan production, is essential for continuation of the Company's loan origination operations. A prolonged, substantial reduction in the size of the secondary market for home equity loans may adversely affect the Company's ability to sell its loan originations and/or mortgage-backed securities in the secondary market with consequent adverse impact on the Company's profitability and future originations. Moreover, market and other considerations could affect the timing of the Company's securitization transactions and delays in such sales could reduce the amount of gains recognized from the sale of loans in a given quarter.

         Loan Servicing. The Company retains the servicing on substantially all loans it originates, including approximately 69,700 home equity loans with an aggregate principal balance of $2.7 billion owned and/or serviced at December 31, 1995, up 60% from the prior year-end. The following services are performed for investors to whom the Company has sold loans and for which it has retained servicing: investor reporting; collecting and remitting periodic principal and interest payments to investors and performing other administrative services, including maintaining required escrow accounts for payment of real estate taxes and standard hazard insurance; determining the adequacy of standard hazard insurance; advising investors of delinquent loans; conducting foreclosure proceedings, and inspecting and reporting on the physical condition of the mortgaged properties securing the mortgage loans; and disposing of foreclosed properties. The Company is generally obligated to advance interest on delinquent loans to the secondary market investors at the applicable pass-through rate until satisfaction of the note, liquidation of the mortgaged property or charge off of the loan. To the extent that the amount recovered through liquidation of collateral is insufficient to cover the unpaid balance of the loan, the Company incurs a loss until such losses aggregate the limit specified in the related loan sale agreement. In connection with its servicing activities, the Company sends to borrowers payment coupon books that specify the fixed payment amount and due date in the case of fixed-rate home equity loans and the adjusted payment amount and due date in the case of adjustable-rate home equity loans and the late payment amount, if any. Due dates for payments generally occur on the first day of the calendar month. With respect to adjustable-rate home equity loans, the Company provides written notices to borrowers of upcoming rate adjustments along with new payment coupon books reflecting the adjusted payment amounts.

         The Company, as master servicer, is required under each loan sale agreement to service the mortgage loans either directly or through sub-servicers. Substantially all servicing activities are centralized at the home office.

         Under the terms of the pending sale of UCLIC, servicing of commercial real estate loans owned by UCLIC and pass-through certificates owned by third parties and UCLIC which are backed by commercial real estate loans originated by UCLC will be transferred from UCLC to UCLIC at the closing of the sale.

         The contractual balance of loans owned and/or serviced by UCLC, substantially all of which it originated, were as follows for the dates indicated:


                                                                                   December 31,
                                                                  ---------------------------------------------
                                                                      1995             1994            1993
                                                                  -----------      -----------     ------------
                                                                                 (in thousands)
      Owned and serviced:
        Home equity............................................. $  2,701,481     $  1,683,698     $  1,125,139
        Commercial..............................................      251,241          274,413          345,365
        Conventional............................................       58,554           74,294           98,277
        Manufactured housing....................................          888             -                -
                                                                 ------------     ------------     ------------

      Total .................................................... $  3,012,164     $  2,032,405     $  1,568,781
                                                                 ============     ============     ============

      Total serviced for
         third party investors.................................. $  2,602,944     $  1,679,875     $  1,065,549
                                                                 ============     ============     ============

      Owned by the Company:
        Home equity............................................. $    236,987     $    203,651     $    318,334
        Commercial..............................................      169,990          147,722          183,065
        Conventional............................................        1,355            1,157            1,833
        Manufactured housing....................................          888             -                -
                                                                 ------------     ------------     ------------

      Total .................................................... $    409,220     $    352,530     $    503,232
                                                                 ============     ============     ============


         At December 31, 1995, the Company's home equity portfolio of properties acquired in foreclosure or for which deeds in lieu of foreclosure have been accepted and held by the Company pending disposition represented approximately $8.5 million (excluding the allowance for loan losses attributable to these properties). This amount may include the first mortgage balance, delinquent first mortgage payments and certain advances made on the property.

         When the Company believes that borrowers with existing loans with the Company are likely to refinance such loans due to interest rate changes, equity build-up or other reasons, the Company actively attempts to retain such borrowers through solicitations of such borrowers to refinance with the Company. Such refinancings generate fee income and servicing income for the Company.

         Delinquency and Loss Experience. The following two tables set forth information relating to delinquency, loan loss and foreclosure experience for the home equity loan portfolio serviced by the Company (including loans owned by the Company) as of the dates and for the periods indicated:

                                                                       December 31,
                                                 -----------------------------------------------------
                                                     1995                 1994               1993
                                                 -------------       --------------      -------------
                                                                (dollars in thousands)
Number of home equity loans .....................         69,723           52,289           41,854
Dollar amount of home equity loans..............$      2,701,481   $    1,683,698    $   1,125,139
Delinquency period (1)
30-59 days ......................................           2.93%            2.40%            2.32%
60-89 days ......................................           0.91%            0.91%            1.02%
90 days and over ................................           4.31%            4.36%            4.92%

Foreclosed properties (2)
Owned by the Company ............................           0.31%            0.52%            1.51%
Serviced for third parties ......................           0.80%            0.70%            0.74%

Net write-offs - for the year ended .............           0.56%            0.84%            0.88%

----------------------------

(1) The dollar amount of delinquent home equity loans as a percentage of the total "dollar amount of home equity loans" as of the date indicated.
(2)  Foreclosed property as a percentage of home equity loans serviced.



                                                             Year Ended December 31,
                                                --------------------------------------------------
                                                    1995               1994              1993
                                                -------------     --------------    --------------
                                                                  (in thousands)
Average dollar amount of home equity loans
         outstanding during period..............$  2,192,590      $   1,404,419     $     972,294

Net losses
         Gross Losses (1).......................$     13,818      $      12,745     $       9,114
         Recoveries (2).........................$     (1,597)     $      (1,051)    $        (566)
                                                -------------     --------------    -------------
         Net Losses (3).........................$     12,221      $      11,694     $       8,548
                                                ============      =============     =============

----------------------------

(1) "Gross Losses" are amounts which have been determined to be uncollectible relating to home equity loans for each respective period.

(2) "Recoveries" are recoveries from liquidation proceeds and deficiency judgments.

(3)     "Net Losses" means "Gross Losses" minus "Recoveries".

        Loans are placed on a nonaccrual status when they are past due 150 days.

        The above delinquency and loan loss experience represents the Company's recent experience. However, the delinquency, foreclosure and net loss percentages may be affected by the increase in the size and relative lack of seasoning of a substantial portion of the portfolio. In addition, the Company can neither quantify the impact of property value declines, if any, on the home equity loans nor predict whether, to what extent or how long, such declines may exist. In a period of such declines, the rates of delinquencies, foreclosures and losses on the home equity loans could be higher than those theretofore experienced in the mortgage lending industry in general. Adverse economic conditions (which may or may not affect real property values) may affect the timely payment by borrowers of scheduled payments of principal and interest on the home equity loans and, accordingly, the actual rates of delinquencies, foreclosures and losses. As a result, the information in the above tables should not be considered as a basis for assessing the likelihood, amount or severity of delinquencies or losses in the future on home equity loans and no assurance can be given that the delinquency and loss experience presented in the tables will be indicative of such experience on home equity loans.

LIFE INSURANCE

          Overview. United Companies Life Insurance Company ("UCLIC"), the Company's wholly-owned life insurance company domiciled in Louisiana and organized in 1955, is currently authorized to conduct business in 47 states, the District of Columbia and Puerto Rico. The primary products of UCLIC are deferred annuities marketed on a commission basis principally through financial institutions and independent general agents and are generally sold to middle income customers seeking tax deferred insurance products, primarily to provide savings for retirement. During the fourth quarter of 1995, UCLIC added variable annuities to its product line.

          At December 31, 1995, the invested assets of UCLIC consisted of $1.1 billion in investment grade fixed maturity securities (at amortized cost), $169 million of residential first mortgage loans and $170 million of commercial mortgage loans. At December 31, 1995, the weighted average rating of its publicly traded bond portfolio was "AA", the assets allocated to investments in mortgage-backed securities were $778 million and the amount of non-investment grade bonds in the portfolio was $22 million or 1.9% of the portfolio. During 1995, the net interest spread on the Company's annuity business was 2.37% compared to 2.73% during 1994.

          Reserves for annuity policies constitute the Company's primary liabilities. At December 31, 1995 total annuity reserves were $1.4 billion. The duration of these liabilities is affected by a number of factors, including interest rates, surrender penalties, ratings, public confidence in the insurance industry generally and in the Company specifically, governmental regulations and tax laws. Since insurance commissions incurred at the origination of annuity policies are generally deferred and recognized over the estimated life of the policies, any unexpected increase in surrenders of annuity contracts would require more rapid recognition of these expenses, thereby adversely impacting profitability.

          Recent Developments. On February 2, 1996, the Company signed a stock purchase agreement dated as of January 30, 1996, for the sale of all of the outstanding capital stock of UCLIC to UC Life Holding Corp., a new Delaware corporation formed by Knightsbridge Capital Fund I, L.P. for an aggregate amount of $164 million plus earnings of UCLIC from January 1, 1996, to closing of the transaction. Knightsbridge, which is a private investment partnership with institutional partners, was formed in 1995 to make equity investments in companies engaged primarily in the life insurance industry.

          Under the terms of the agreement, the sales price is comprised of cash, currently estimated to be $109 million and UCLIC real estate and other assets to be distributed to the Company prior to the closing. The real estate to be distributed includes portions of the United Plaza office park, including the Company's home office. In addition, the Company will purchase a convertible promissory note from an affiliate of the purchaser for $15 million in cash. The note matures in 11 years and bears interest at 8% per annum payable at maturity.

          The purchaser also agreed that UCLIC would continue to be an investor in first lien home equity loans originated by the Company's lending operations and that UCLIC's home office operations would be maintained in its present location in Baton Rouge, Louisiana following the closing for at least two years. The agreement is subject to approval by UCFC's shareholders and regulatory authorities and the satisfaction of other conditions, and provides that the closing will occur on or before July 31, 1996.

          Principal Products. The principal products marketed by UCLIC since 1978 have been deferred annuity contracts. A single premium, currently averaging approximately $21,000, is received on the sale of these contracts. The contracts typically guarantee an interest crediting rate for the first policy year. Thereafter, the interest crediting rate generally may be adjusted by UCLIC at any time (subject to certain minimum crediting rates stated in the contract). A policyholder is permitted at any time to withdraw all or part of the accumulated premium plus the amount of interest credited on the policy, less a surrender charge if applicable. The initial surrender charge typically ranges from 9-10% of the initial premium and decreases to zero during a penalty period of from five to ten years. Approximately 78% of UCLIC annuity policies at December 31, 1995 were subject to a surrender penalty.

          UCLIC produced $136 million and $250 million in sales of annuity products during the years ended December 31, 1995 and 1994, respectively. The Company believes that the decrease in annuity sales in 1995 is due in part to the interest rate environment, particularly the relative relationship between short term and intermediate term interest rates, and to the focus of the Company's resources on development of the variable annuity product. In addition, a financial institution which produced approximately 10% of UCLIC's annuity sales in 1994 discontinued the sale of annuities for UCLIC in 1995 subsequent to the merger of such financial institution.

         The interest earned on the annuity contract accumulates on a tax-deferred basis until withdrawal by the policyholder. The deferred annuity contracts written by UCLIC generally provide a death benefit equal to the amount of the accumulated premium plus accumulated interest earned less the amount of any prior withdrawals.

         The following table presents UCLIC's annuity sales by state by percent of total premiums for the periods indicated.


                                                  Year Ended December 31,
                                                  -----------------------
         State                                      1995          1994
         -----                                    --------      --------
         Florida...............................     21.8%         28.9%
         Missouri..............................     20.9          10.3
         Louisiana.............................      9.8          13.7
         Illinois..............................      9.8           8.6
         Texas.................................      7.3           5.8
         All others............................     30.4          32.7
                                                   -----         -----
            Total..............................    100.0%        100.0%
                                                   =====         =====

         No other state individually accounted for more than 7% of premium income during 1995 or 1994.

         Distribution. UCLIC's strategy of marketing through financial institutions and independent general agents allows it to avoid substantial sales management office expense and to expand its sales efforts without significant development expense. Because financial institutions and independent general agents usually offer the products of several insurance companies, UCLIC must continue to provide products with competitive terms, interest crediting rates, commissions and service to both policyholders and the selling institutions and independent general agents. During 1995, UCLIC continued to focus on expanding the independent general agent share of its distribution network. Of the annuity contracts sold during 1995, approximately 55% of the total dollar amount were attributable to sales by independent general agents compared to 46% in 1994.

         Reinsurance. UCLIC generally limits the amount of insurance risk that it assumes with respect to any one insured to $100,000 and for larger policies follows industry practice of reinsuring that portion of the risk in excess of established retention limits. UCLIC, however, remains contingently liable for insurance ceded to reinsurers and remains liable to the policyholder in the event the reinsurer is unable to meet the obligations assumed under the reinsurance agreement. Reinsurance is currently ceded primarily to the following companies: First Capital Life Insurance Company of Louisiana ("First Capital") (not affiliated with First Capital Holding Company of California), Aetna Life Insurance Company ("Aetna") Continental Assurance Company ("Continental"), American United Life

Insurance Company ("American United") and Transamerica Occidental Life Insurance Company ("Transamerica"). American United and Transamerica are rated "A+" (Superior) by Best at December 31, 1995. Aetna and Continental are rated "A" (Excellent), and First Capital is rated "B" (Adequate). In the case of First Capital, the dollar amount of reserve credit taken by UCLIC is held in trust for the benefit of UCLIC.

         Life Insurance and Annuity Reserves. In accordance with applicable insurance regulations, UCLIC records as liabilities in its statutory financial statements actuarially determined reserves that are calculated to meet future obligations under outstanding insurance. The reserves are based on statutorily recognized methods using prescribed morbidity and mortality tables and interest rates. Reserves include unearned premiums, premium deposits, claims that have been reported but are not yet paid, claims that have been incurred but have not been reported, and claims in the process of settlement. UCLIC reserves satisfy minimum statutory requirements.

         The annuity reserves reflected in the Consolidated Financial Statements are calculated based on generally accepted accounting principles ("GAAP"). As of December 31, 1995, annuity reserves were $1.4 billion, policy benefit reserves were $111.2 million, and unearned premium reserves related to credit insurance were $1.8 million. These reserves are based upon UCLIC's best estimates of mortality, persistency, expenses and investment income, with appropriate provisions for adverse statistical deviation and the use of the net level premium method for all non-interest sensitive products and the retrospective deposit method for interest-sensitive products. GAAP reserves differ from statutory reserves due to the use of different assumptions regarding mortality and interest rates and the introduction of lapse assumptions into the GAAP reserve calculation. See Note 1 of Notes to Consolidated Financial Statements for additional information regarding reserve assumptions under GAAP.

         Investments. The investment function of UCLIC is overseen by an investment committee comprised of senior management, with the assistance of outside investment advisors in the management of certain assets. UCLIC's investment policy seeks to achieve attractive returns on a low to moderate risk portfolio of investments. These investments, primarily bonds and mortgage loans, must be within regulatory constraints to qualify as permitted assets, and within the yield, risk and maturity limitations established by UCLIC as necessary for meeting its objectives.

         The investment strategy continues to focus on maintaining the percentage of UCLIC's invested assets committed to commercial and residential mortgages and to investment grade corporate bonds and mortgage-backed securities.

         The following table sets forth, at December 31, 1995, certain information regarding UCLIC's invested assets:

                                                                                Amortized        Percent of
                                                                                  Cost              Total
                                                                              -------------      -----------
                                                                                  (dollars in thousands)
Fixed Maturity Securities (1)
      U.S. Government, government agencies & authorities....................  $      11,504            .7%
      Foreign governments and other.........................................         20,819           1.3
      Corporate bonds.......................................................        345,238          21.6
      Mortgage-backed.......................................................        778,410          48.8
                                                                              -------------        ------
         Total..............................................................      1,155,971          72.4

Mortgage loans on real estate ..............................................        345,181          21.6
Short-term investments......................................................         22,804           1.4
Investment in limited partnerships..........................................         25,594           1.6
Real estate - investment properties.........................................         22,845           1.4
Policy loans................................................................         20,291           1.3
Capitalized excess servicing income.........................................          2,469            .2
Common and preferred stocks.................................................          1,012            .1
                                                                              -------------        ------
         Total..............................................................  $   1,596,167         100.0%
                                                                              =============        ======

--------------------
(1) Generally stated at amortized cost adjusted for permanent impairment in value. Total fair value of fixed maturities at December 31, 1995 was approximately $1.2 billion, representing net unrealized gain of $43.5 million.

         As reflected in the following table, the carrying value of UCLIC's investments classified as investment grade at December 31, 1995 was $1.1 billion or 94% of the fixed maturity portfolio:

                                                                                                    Percent of
                                              Amortized           Fair             Carrying       Total Carrying
Investment Quality (1)                          Cost              Value              Value             Value
                                            -------------     -------------      -------------    ---------------
                                                                    (dollars in thousands)
Aaa.......................................  $     734,721     $     756,251      $     756,251          62.9%
Aa........................................         25,255            26,768             26,768           2.2
A.........................................        227,800           244,562            244,434          20.3
Baa.......................................        101,321           107,447            107,306           9.0
                                            -------------     -------------      -------------     ---------
Total Investment Grade....................      1,089,097         1,135,028          1,134,759          94.4
Ba and below..............................         21,980            22,093             22,093           1.9
Not rated.................................         44,894            42,369             44,894           3.7
                                            -------------     -------------      -------------     ---------
Total Fixed Maturities....................  $   1,155,971     $   1,199,490      $   1,201,746         100.0%
                                            =============     =============      =============     =========

 --------------------
 (1) Fixed maturity investments are classified according to the ratings assigned by Moody's Investors Service, Inc. or, in the absence of such rating, by the National Association of Insurance Commissioners ("NAIC") whose ratings operate as follows: NAIC Class 1 was assumed equivalent to an A rating; NAIC Class 2, BBB/Baa; and NAIC Classes 3-6, BB/Ba and below.

         As a significant percentage of UCLIC's investment portfolio is invested in fixed rate, fixed maturity investments, the fair value of these investments is sensitive to changes in market rates of interest. In a rising interest rate environment, the fair value of these investments would be expected to decrease in value. An unanticipated increase in policy surrenders or claims could impact UCLIC's liquidity and require the sale of certain assets, such as bonds, prior to their maturity at a loss.

         Fixed maturity investments. As of December 31, 1995, the amortized cost of UCLIC's fixed maturity investments totaled $1.2 billion or approximately 72.4% of UCLIC's invested assets. The fair value of fixed maturity investments at that date exceeded the amortized cost by approximately $43.5 million. In accordance with the provisions of Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. 115 ("SFAS 115"), the Company classifies its securities in one of three categories:
"available-for-sale", "held-to-maturity" or "trading". Securities classified as held-to-maturity are carried at amortized cost, whereas securities classified as trading securities or available-for-sale are recorded at fair value. The adjustment, net of applicable income taxes, for investments classified as available-for-sale is recorded in "Net unrealized gain (loss) on securities" and is included in stockholders' equity on the balance sheet and the adjustment for investments classified as trading is recorded in "Investment income" in the statement of income. UCLIC may for business or regulatory reasons be required to sell certain of its investments prior to maturity, and in some cases these sales may be made at times when the fair value is less than carrying value, thereby resulting in a loss in the statements of income for financial and statutory reporting purposes.

         At December 31, 1995, 48.8% of UCLIC's total invested assets were invested in mortgage-backed securities. These mortgage-backed securities consist principally of collateralized mortgage obligations and mortgage-backed pass-through securities. Mortgage-backed securities generally are collateralized by mortgages backed by GNMA, FNMA and FHLMC. Only GNMA mortgages are backed by the full faith and credit of the United States Government. Certain mortgage-backed securities are subject to significant prepayment risk. In periods of declining interest rates, mortgages may be repaid more rapidly than scheduled as individuals refinance higher-rate mortgages to take advantage of lower interest rates. As a result, holders of mortgage-backed securities may receive large prepayments on their investments that cannot be reinvested at an interest rate comparable to the rate on the prepaid mortgage. In addition to decreased investment yields, earnings could also be affected by capital gains or losses realized on these prepayments since the carrying value of securities purchased at a discount or premium may be different than the amount received upon prepayment. UCLIC has reduced the prepayment risk associated with mortgage-backed securities by investing in planned amortization class ("PAC") instruments. These instruments are designed to amortize in a predictable manner by shifting the primary risk of prepayment of the underlying collateral to other investors. PAC instruments represented approximately 54% of UCLIC's investments in mortgage-backed securities at December 31, 1995.

         Mortgage loans on real estate. At December 31, 1995, the contractual balance of UCLIC's portfolio of loans was comprised of $169 million in first mortgage residential home equity loans and $170 million in first mortgage commercial real estate loans substantially all of which were originated by the Company's mortgage lending subsidiaries. Since 1991, UCLIC has limited its investment in commercial real estate mortgage loans and has from time to time refinanced commercial mortgage loans sold in commercial mortgage loan securitization transactions in 1990. The principal balance of loans sold in these transactions which are scheduled to mature in 1996 is $12.1 million. During 1995, UCLIC invested approximately $21.3 million in new commercial real estate loans originated by UCLC and refinanced $18.2 million of existing commercial real estate mortgage loans. The mortgage loan portfolio of UCLIC is serviced by UCLC. UCLIC has full credit recourse to UCLC with respect to substantially all of the residential mortgage loans acquired from such subsidiary. The servicing of the commercial loan portfolio will be transferred from UCLC to UCLIC under the terms of the proposed sale of UCLIC by the Company. See "Life Insurance - Recent Developments" above.

         Historically, UCLIC has purchased on an interim basis substantially all of the first mortgage home equity loans originated by the Company's mortgage lending subsidiaries. These loans are typically held by UCLIC for short time periods (typically no longer than 90 days) and then sold back to the Company's mortgage lending subsidiaries prior to their sale in securitization transactions.

         Mortgage loans are carried at amortized cost less valuation adjustments for permanently impaired value where appropriate. Commercial mortgages range in size up to approximately $1.9 million with an average loan size of approximately $.6 million. At origination, substantially all of the mortgages are on properties with existing leases rather than on properties in construction or on start-up properties. The origination of commercial mortgages is subject to underwriting procedures, including: (i) maximum loan to value ratio of 75% of the property's appraised value; (ii) specified debt coverage requirements; (iii) on-site inspections; (iv) third-party appraisals; and (v) personal guarantees of borrowers. The weighted average interest rate on UCLIC's commercial mortgage loan portfolio was 9.83% and 10.07% at December 31, 1995 and 1994, respectively.

         UCLIC's commercial mortgage portfolio is diversified by property type, location and borrower. The following table provides information at December 31, 1995 regarding UCLIC's commercial mortgage loans on real estate by property type, state and contractual maturity.


                                                                                                Percent of
                                                                                Amount            Total
                                                                             ------------     --------------
                                                                                 (dollars in thousands)
Commercial Mortgage Loans by Property Type:
      Retail...............................................................  $     74,321           43.9%
      Office...............................................................        43,527           25.7
      Office and Warehouse.................................................        38,888           22.9
      Other................................................................        12,775            7.5
                                                                             ------------         ------
         Total.............................................................  $    169,511          100.0%
                                                                             ============         ======

Commercial Mortgage Loans by State:
      Florida..............................................................  $     37,475           22.1%
      Georgia..............................................................        32,530           19.2
      Colorado.............................................................        21,428           12.6
      Virginia.............................................................        13,873            8.2
      Tennessee............................................................        12,316            7.3
      Texas................................................................         9,750            5.8
      All Others...........................................................        42,139           24.8
                                                                             ------------         ------
         Total.............................................................  $    169,511          100.0%
                                                                            =============         ======

Commercial Mortgage Loans by Contractual Maturity:
      1996.................................................................  $     26,316           15.5%
      1997.................................................................        17,781           10.5
      1998.................................................................        19,633           11.6
      1999.................................................................        16,387            9.7
      After 1999...........................................................        89,394           52.7
                                                                             ------------         ------
         Total.............................................................  $    169,511          100.0%
                                                                             ============         ======


         At December 31, 1995, UCLIC owned $13.6 million of commercial properties obtained through foreclosure. For substantially all commercial mortgages which UCLIC has foreclosed, an independent appraisal was obtained and, if warranted, UCLIC established a specific reserve based on its judgment as to the amount which may not be recoverable. As of December 31, 1995, the specific reserve amounted to $3.3 million.

         The Company also establishes a general reserve for all commercial mortgages where a specific reserve or write-down has not been established. As of December 31, 1995, the general reserve amounted to $5.1 million.

RATINGS.

         The ability of an insurance company to compete successfully depends in part on its financial strength, operating performance and claims-paying ability as rated by A.M. Best Company ("Best") and other rating agencies. UCLIC is currently rated "A-" (Excellent) by Best. Best's 15 categories of ratings for insurance companies currently range from "A++" (Superior) to "F" (In Liquidation). According to Best, an "A" or "A-" rating is assigned to companies which, in Best's opinion, have achieved excellent overall performance when compared to the standards of the life insurance industry and generally have demonstrated a strong ability to meet their obligations to policyholders over a long period of time. In evaluating a company's statutory financial and operating performance, Best reviews the company's statutory profitability, leverage and liquidity, as well as the company's spread of risk, quality and appropriateness of its reinsurance program, quality and diversification of assets, the adequacy of its policy reserves and surplus, capital structure and the experience and competency of its management. Best ratings are based upon factors of concern to policyholders, agents and intermediaries and are not directed toward the protection of investors.

         On October 24, 1995, Duff & Phelps Credit Rating Co. ("Duff & Phelps") placed the 'A+' (Single-A-Plus) claims paying ability rating of UCLIC on Rating Watch--Uncertain. This rating action is based upon the announcement by the Company that it was evaluating strategic alternatives regarding UCLIC, including the possible sale of UCLIC. Duff and Phelps reported that the claims paying ability rating would remain on Rating Watch--Uncertain until more information becomes known about UCLIC's ultimate position within the Company's organization or another organization. During 1995, Standard & Poor's, a division of The McGraw-Hill Companies, Inc., revised the rating scale used in assigning its qualified solvency ratings of insurance companies and, as a result, revised its rating assigned to UCLIC from "BBq" to "Aq". The Company believes that UCLIC's present ratings will enable it to continue to compete successfully. Ratings held by UCLIC are important to maintaining public confidence in UCLIC and its ability to market its annuity products. A lower rating could materially and adversely affect UCLIC's ability to market its products. particularly the sale of annuities through financial institutions and could increase the surrender of its annuity policies. Both of these consequences could, depending upon the extent thereof, have a materially adverse effect on the Company's liquidity and, under certain circumstances, net income.

OTHER OPERATIONS

         The Company has developed an office park that includes its home office building, which has approximately 94,000 square feet. In addition to its home office building completed in 1981, the Company constructed a 200,000 square foot office building in the park in 1984 at a cost of $12.8 million. This building was approximately 100% leased at December 31, 1995. During 1990, construction of a 100,000 square foot office building in the office park was completed by a partnership in which United Companies Realty and Development Co., Inc. ("UC Realty"), a wholly-owned subsidiary of the Company, is a general partner. The office building was 94% leased at December 31, 1995. During 1995, UC Realty completed construction of a 60,000 square feet office building on property also located in the office park. The Company uses approximately 30,000 square feet of this building and leases the remainder.

         The Company also engages in telecommunications business and property management with respect to its office park and a homeowners insurance agency, none of which are material to its operations.

DISCONTINUED OPERATIONS

         For a discussion of Discontinued Operations see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations "Discontinued Operations" and Note 12 in the Notes to Consolidated Financial Statements.

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

         LIFE INSURANCE

         General Regulation. UCLIC is subject to regulation by the State of Louisiana, its state of domicile, and the other states in which it transacts business. The laws of such states are designed for the protection of policyholders rather than securityholders. UCLIC is a member of a holding company system in Louisiana. All transactions within a holding company system affecting insurers must be both reasonable in relation to its outstanding liabilities and adequate for its needs. State laws also require prior notice or regulatory agency approval of changes in control of an insurer or its holding company and of material intercorporate transfers of assets within the holding company structure. Generally, under insurance holding company statutes, a state insurance authority must approve in advance the direct or indirect acquisition of 10% or more of the voting securities of an insurance company chartered in its state.

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

         As part of their routine regulatory oversight process, state insurance departments conduct detailed examinations periodically (generally once every three years) of the books, records and accounts of insurance companies domiciled in their states. Such examinations are generally conducted in cooperation with the departments of two or three other states under guidelines promulgated by the National Association of Insurance Commissioners ("NAIC"). UCLIC's last examination occurred during 1994 for the three year period ended December 31, 1993. Final reports issued by the Louisiana Commissioner of Insurance did not raise any significant issues or adjustments.

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

         Congress has from time to time in the past considered possible legislation that would adversely affect the federal income tax treatment of certain annuity products offered by UCLIC. There can be no assurance that future tax legislation will not contain provisions that may result in adverse effects on UCLIC's products.

COMPETITION

         As a marketer of credit and annuity products, the Company faces intense competition. Traditional competitors in the financial services business include other mortgage banking companies, commercial banks, credit unions, thrift institutions, credit card issuers and finance companies. Competitors in the annuity business include an increasing number of insurance companies which have begun to offer annuity products. Many of these competitors in the financial services and annuity business are substantially larger and have more capital and other resources than the Company. Competition can take many forms including convenience in obtaining a loan or annuity, customer service, marketing and distribution channels and interest or crediting rates. In addition, the current level of gains realized by the Company and its existing competitors on the sale of its and their non-conventional loans could attract additional competitors into this market with the possible effect of lowering gains on future loan sales as the result of increased loan origination competition.

ITEM 2.  Properties

         The Company's executive offices are located in its home office building in Baton Rouge, Louisiana. The Company occupies all of its home office building which has approximately 94,000 square feet. UCLIC and the executive offices of the Company's mortgage lending subsidiaries are located at the Company's home office building and adjacent investment property. At December 31, 1995, the retail division of the Company's mortgage lending operations were conducted in 39 states from 5 locations owned by the Company in 5 cities and from 145 additional leased offices in 142 cities. The offices owned or leased range in size from approximately 600 square feet to 3,200 square feet; leases expire from 1996 to 2001, excluding renewal options. During 1995, aggregate annual rental expense for leased office space was approximately $3.9 million. Management believes that the properties are adequately maintained and insured, and satisfactorily meet the requirements of the business conducted therein.

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

         The remaining affairs of the Company's subsidiary, Foster Mortgage Corporation ("FMC"), a discontinued operation, are now being concluded under the supervision of a bankruptcy court. On December 21, 1993, the institutional lenders under FMC's primary credit facility (the "FMC Institutional Lenders") filed a petition in the U.S. bankruptcy court to cause the remaining affairs of FMC to be concluded under the supervision of the bankruptcy court. The FMC Institutional Lenders filed and the bankruptcy court approved a plan of liquidation for FMC providing for the appointment of a trustee selected by the FMC Institutional Lenders. The FMC Institutional Lenders allege that FMC has certain claims against the Company, including a claim with respect to the Company's alleged failure to remit all sums due FMC regarding federal income taxes under a tax agreement among the Company and its subsidiaries, including FMC, estimated by the FMC Institutional Lenders to range from $2.1 million to $29 million. FMC and the Company executed, subject to the approval of the bankruptcy court, a settlement agreement relating to payments between FMC and the Company in connection with the federal income tax benefits resulting from FMC's losses and to certain prior intercompany payments between FMC and the Company. The settlement agreement included a release by FMC in favor of the Company of any and all claims relating to federal income taxes. The FMC Institutional Lenders opposed the proposed settlement agreement. At the conclusion of a hearing on the proposed settlement on August 18, 1994, the bankruptcy court approved the portion of the settlement providing for a net payment by the Company of $1.65 million to FMC in satisfaction of the federal income tax benefits resulting from FMC's losses and the release of any claims regarding federal income taxes. The Company had previously recorded substantially all of the impact of this portion of the settlement in its prior financial statements. The bankruptcy court declined to approve the other portion of the proposed settlement relating to payments received by the Company from FMC within twelve months of the bankruptcy filing. If the Company were required to refund such payments, the Company has estimated the potential additional loss to be $1.9 million, net of tax benefits. The decision of the bankruptcy court on the settlement was appealed by the FMC Institutional Lenders to the U.S. District Court which affirmed the bankruptcy court's decision. The FMC Institutional Lenders then appealed this decision to the U.S. Fifth Circuit Court of Appeals. In a decision rendered on November 9, 1995, the U.S. Fifth Circuit Court of Appeals reversed the district court, vacated the settlement between FMC and the Company and remanded the matter for further proceedings. The trustee under the plan of liquidation has filed an adversary proceeding in the bankruptcy proceedings against the Company seeking avoidance of alleged preferential payments totaling $3.72 million and has also instituted a suit in federal court against the Company alleging claims under the tax agreement estimated to range from $2 million to $29 million. Management of the Company does not believe that any additional amounts are owed by the Company to FMC or the trustee and intends to vigorously contest the claims which have been brought against it for such amounts by the trustee under the plan of liquidation. The Company did not guarantee any debt of FMC.


ITEM 4.  Submission of Matters to a Vote of Security Holders

         None.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS


Common Stock Prices and Dividends

         The Company's Common Stock is traded on the National Association of Securities Dealers Automated Quotation System/National Stock Market ("the Nasdaq Stock Market") under the symbol "UCFC". The following table sets forth for the periods indicated the high and low sale prices of the Company's Common Stock as reported on the National Stock Market and the per share cash dividends declared. All amounts have been adjusted for stock dividends.

                                                     SALES PRICES                 CASH
                                               HIGH              LOW            DIVIDENDS
                                               ----              ---            ---------
1995
    First Quarter ........................  $  18.250       $    11.375         $    .05
    Second Quarter .......................     23.375            11.375              .05
    Third Quarter (1).....................     36.750            22.125              .05
    Fourth Quarter........................     37.375            25.500              .05
                                                                                --------
       Total..............................                                      $    .20
                                                                                ========


1994
    First Quarter ........................  $  21.821       $    17.161         $  .0455
    Second Quarter .......................     19.093            14.320            .0455
    Third Quarter ........................     20.116            14.433            .0455
    Fourth Quarter (2) ...................     15.911            11.000            .0455
                                                                                --------
       Total .............................                                      $  .1820
                                                                                ========


--------------------

(1) On August 23, 1995, the Company announced a 100% Common Stock dividend payable on October 20, 1995, to stockholders of record on October 9, 1995.

(2) On October 26, 1994, the Company announced a 10% Common Stock dividend payable on January 10, 1995, to stockholders of record on December 22, 1994.

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

                 Approximate Number of Equity Security Holders

                                             Approximate Number of Shareholders
            Title of Class                          As of March 12, 1996
            --------------                   ----------------------------------
    Common Stock, $2.00 par value                           3,084

ITEM 6.           SELECTED FINANCIAL DATA

         The selected financial data set forth below are derived from the Company's audited Consolidated Financial Statements.

                                                                Year Ended December 31, (1) (3)
                                             ---------------------------------------------------------------------
                                                1995          1994           1993          1992            1991
                                             ----------    -----------    -----------   -----------    ------------
                                                         (dollars in thousands, except per share data)
INCOME STATEMENT DATA:......................
Interest, charges and fees on loans         $  128,665     $  111,994     $   92,737    $   89,780     $    88,078
Loan sale gains.............................   142,156         86,735         59,441        33,475          29,627
Investment income...........................   104,062         84,666         75,527        65,548          61,828
Loan servicing income.......................    14,559         19,926         13,624        13,616          11,594
Net insurance premiums......................     8,508         11,373         18,684        22,860          36,269
                                             ----------    -----------    -----------   -----------     -----------
Total revenues..............................   397,950        314,694        260,013       225,279         227,396
Total expenses..............................   283,186        230,620        216,952       204,664         219,580
                                             ----------    -----------    -----------   -----------     -----------
Income from continuing operations
   before income taxes......................   114,764         84,074         43,061        20,615           7,816
Provision for income taxes..................    41,805         29,492         14,744         7,601           3,164
                                             ----------    -----------    -----------   -----------    ------------
Income from continuing operations               72,959         54,582         28,317        13,014           4,652
Income (loss) from discontinued
   operations...............................    (3,491)        (5,048)       (16,742)       (2,768)          6,824
                                             ----------    -----------    -----------   -----------    ------------
  Net income ............................... $  69,468     $   49,534     $   11,575    $   10,246     $    11,476
                                             ==========    ===========    ===========   ===========    ============

PER SHARE DATA (4):
Primary:
  Income from continuing operations          $    2.39     $     1.92     $     1.26    $      .66     $       .24
  Income (loss) from discontinued
   operations...............................      (.11)          (.18)          (.75)         (.14)            .34
                                             ----------    -----------    -----------   -----------    ------------
  Net income ............................... $    2.28     $     1.74     $      .51    $      .52     $       .58
                                             ==========    ===========    ===========   ===========    ============
Fully Diluted:
  Income from continuing operations          $    2.36     $     1.92     $     1.20    $      .66     $       .24
  Income (loss) from discontinued
          operations........................      (.11)          (.18)          (.71)         (.14)            .34
                                             ----------    -----------    -----------   -----------    -----------
  Net income  .............................. $    2.25     $     1.74     $      .49    $      .52     $       .58
                                             ==========    ===========    ===========   ===========    ============


Weighted average shares outstanding
     Primary................................    30,501          28,490        22,208        19,834          19,766
     Fully diluted..........................    30,903          28,490        23,706        19,834          19,766


Cash dividends.............................. $     .20     $     .1818    $    .1546    $    .1364     $     .1278
Stockholders' equity - year end (2)          $   10.52     $      5.67    $     5.73    $     4.85     $      4.47

                                                                           Year Ended December 31
                                                 ---------------------------------------------------------------------------
                                                     1995            1994            1993           1992             1991
                                                 ------------    -----------     -----------    -----------     ------------
                                                                           (dollars in thousands)
BALANCE SHEET DATA - YEAR END:
  Investment securities - net (2)................ $ 1,218,353    $ 1,044,842     $   902,091    $   759,354     $  376,966
  Loans -net.....................................     413,574        369,382         517,720        502,229        604,942
  Capitalized excess servicing income............     283,454        179,065         113,192         72,062         53,942
  Deferred policy acquisition costs..............      90,703         91,915          83,495         80,007         78,599
  Total assets...................................   2,366,886      1,978,255       1,817,153      1,627,900      1,492,816
  Annuity reserves...............................   1,417,803      1,425,973       1,294,983      1,147,555      1,014,649
  Notes payable..................................     255,756        213,668         155,500        206,850        200,447
  Total liabilities..............................   1,984,935      1,823,005       1,663,785      1,531,642      1,404,382
  Stockholders' equity (2).......................     381,951        155,250         153,368         96,258         88,434

OTHER DATA:
  Mortgage
    Total loan production........................ $ 1,562,788    $   913,319     $   545,229    $   321,198     $  328,184
    Home equity loan production..................   1,541,537        908,821         539,868        301,234        253,613
    Average home equity loan size................          49             41              39             28             24
    Home equity loans serviced -
      year end...................................   2,701,481      1,683,698       1,125,139        819,448        703,922
    Total loans serviced - year end..............   3,012,164      2,032,405       1,568,781      1,367,822      1,344,388
    Average coupon on home equity
      loans produced.............................        11.6%          11.7%           11.8%          13.4%            N/A
    Loan origination fees as % of home
      equity loans...............................         4.4%           5.9%            7.0%           7.9%           8.2%
    Weighted average interest spread
      retained on home equity loans sold.........        4.98%          4.49%           6.06%          4.56%          4.42%

  Life Insurance
    Annuity sales................................ $    135,534   $   249,737     $   207,682 $      187,050     $  175,796
    Net interest spread on
      annuities .................................         2.37%         2.73%           2.20%          1.84%          1.88%
    Investment grade bonds as %
      of invested assets.........................         68.2%         69.6%           59.6%          54.3%          25.1%


(1) On April 10, 1995, the Company decided to dispose of its investment in its wholly-owned subsidiary, United General Title Insurance Company ("UGTIC"), and on May 1, 1995 approved a formal plan of disposal. Previously, on May 7, 1993, the Company announced its decision to dispose of the net assets and operations of Foster Mortgage Corporation ("FMC"), a wholly-owned subsidiary of the Company. The operations of UGTIC and FMC have been reclassified as discontinued operations and the prior years' financial statements of the Company included herewith have been restated accordingly.

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

(3) During the third quarter of 1995, the Company implemented, on a prospective basis, the provisions of FASB Statement of Financial Accounting Standards No. 122 ("SFAS 122") which revised the method of accounting for mortgage servicing rights on loans originated by the Company. SFAS requires that a mortgage banking enterprise recognize as separate assets rights to service mortgage loans for others that have been acquired through either the purchase or origination of such loans. Prior to the adoption of SFAS 122, the Company recognized late charges and other ancillary income when collected and charged costs to service mortgage loans when incurred. Net income for 1995 was increased by $3.9 million or $.13 per share on a fully diluted basis as the result of the Company's implementation of SFAS 122. The amount capitalized is included in "Other assets".

(4)  All share and per share data have been adjusted to reflect stock dividends.

                                       SELECTED INCOME STATEMENT DATA BY SEGMENT

                                                                    Year Ended December 31,
                                             ---------------------------------------------------------------------
                                                1995          1994            1993         1992           1991
                                             ----------    -----------    -----------   -----------    -----------
                                                                         (in thousands)
MORTGAGE
Interest, charges and fees on loans.......   $  84,496     $   63,905     $   41,249    $   31,998     $    34,073
Investment income.........................       7,227          2,762          1,054           696           1,137
Loan sale gains...........................     142,156         86,289         59,220        29,679          15,571
Loan servicing income.....................      19,219         24,645         19,116        18,289          14,209
                                             ----------    -----------    -----------   -----------    -----------
Total revenues............................     253,098        177,601        120,639        80,662          64,990
Total expenses............................     145,425         96,446         74,344        56,661          60,592
                                             ----------    -----------    -----------   -----------    -----------
Income from continuing operations
   before income taxes....................     107,673         81,155         46,295        24,001           4,398
                                             ----------    -----------    -----------   -----------    -----------


LIFE INSURANCE
Interest, charges and fees on loans.......      38,077         43,647         45,561        51,396          51,585
Investment income.........................      99,327         83,614         75,594        67,287          63,285
Net insurance premiums....................       8,508         11,373         18,684        22,860          36,269
Loan sale gains...........................         -             -              -            3,310            -
Loan servicing income.....................      (1,427)          (505)           340           673           1,645
                                             ----------    -----------    ----------    -----------    -----------
Total revenues............................     144,485        138,129        140,179       145,526         152,784
Total expenses............................     132,386        129,049        137,544       140,061         150,707
                                             ----------    -----------    -----------   -----------    -----------
Income from continuing
   operations before income taxes.........      12,099          9,080          2,635         5,465           2,077
                                             ----------    -----------    -----------   -----------    -----------

CORPORATE, OTHER OPERATIONS AND
   ELIMINATIONS
Income (loss) from continuing operations
   before income taxes....................      (5,008)        (6,161)        (5,869)       (8,851)          1,341
                                             ----------    -----------    -----------   -----------    -----------

CONSOLIDATED
Income from continuing operations
   before income taxes....................     114,764         84,074         43,061        20,615           7,816
Provision for income taxes................      41,805         29,492         14,744         7,601           3,164
                                             ----------    -----------    -----------   -----------    -----------
Income from continuing operations.........      72,959         54,582         28,317        13,014           4,652
Income (loss) from discontinued
   operations.............................      (3,491)        (5,048)       (16,742)       (2,768)          6,824
                                             ----------    -----------    -----------   -----------    -----------
Net income ...............................   $  69,468     $   49,534     $   11,575    $   10,246     $    11,476
                                             ==========    ===========    ===========   ===========    ============

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

         The table below sets forth income from continuing operations before income taxes for each of the Company's business segments and certain home equity loan data for the indicated periods:

                                                                         Year Ended December 31,
                                                            ---------------------------------------------
                                                              1995              1994               1993
                                                             ------            ------             ------
                                                                             (dollars in thousands)
      Mortgage .........................................   $   107,673      $    81,155         $  46,295
      Life insurance....................................        12,099            9,080             2,635
      Corporate, other operations and eliminations......        (5,008)          (6,161)           (5,869)
                                                           ------------     ------------        -----------
        Total...........................................   $   114,764      $    84,074         $  43,061
                                                           ============     ============        ===========

      Home equity loan production.......................   $ 1,541,537      $   908,821        $  539,868
      Home equity loans sold............................     1,471,868          977,653           462,873
      Weighted average interest spread retained
         on home equity loans sold......................         4.98%             4.49%             6.06%

      The following summary identifies the major factors which influenced the results of operations of the Company's primary operating divisions during the indicated periods.

MORTGAGE.

      The Company's mortgage operations primarily consist of the production (by origination or purchase), sale and servicing of first mortgage, non-conventional, home equity loans. In the fourth quarter of 1995, the Company expanded its lending operations to include additional manufactured housing loan products. Fundamental to the profitability and funding of the Company's mortgage operations is the sale of loans with servicing rights retained.
The majority of the revenue of the mortgage segment is derived from gain recognized on the sale of loans and the recognition of net loan fees at the time of sale of the loans. Net loan fees on loans owned by the Company are recognized over the lives of the loans.

      Prior to 1991, the Company had either held the home equity loans it originated in its own portfolio or sold them to financial institutions. Since the fourth quarter of 1991, the Company has pooled and sold large numbers of loans in mortgage-backed securitization transactions. In late 1991 and 1992, this was accomplished primarily through private placement transactions. In 1993, the Company began selling its loans in public securitization transactions through its own shelf registration statement and sold publicly $1.5 billion, $973 million and $451 million of home equity loans during 1995, 1994 and 1993, respectively.

      The Company's mortgage operations are interest rate sensitive and, therefore, fluctuations in and the level of interest rates can have a variety of effects on the Company's profitability. In particular, significant changes in interest rates may impact the volume of loans produced, and will influence the funding costs of such production and the amount of gain recognized on loans sold in the secondary market. During periods of declining interest rates the mortgage operations will generally experience an increase in profitability as the interest spread should widen both on loans held by the Company as an investment and on loans sold in the secondary market.

      During 1993, the positive effect on income of the mortgage operations resulted primarily from a wider interest margin retained on loans sold than experienced in 1994 and 1995. The weighted average interest spread on loans sold to third parties (the difference between the stated rate on the loan and the rate paid to purchasers, less recurring fees) was 6.06% in 1993, declined to 4.49% in 1994 and increased to 4.98% in 1995 due to changes in the interest rate environment. The weighted average interest spread on loans sold is determined without regard to credit losses, which are provided for separately by the Company. The lower interest spread on loans sold during 1994 and 1995 was somewhat offset by an increased volume of loans produced and sold.

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

LIFE INSURANCE.

      United Companies Life Insurance Company ("UCLIC"), the Company's wholly-owned life insurance subsidiary, has focused its efforts on expanding its annuity product line and its distribution network of financial institutions and independent general agents. On February 2, 1996, the Company entered into an agreement to sell all of the outstanding capital stock of UCLIC. The proposed sale is subject to approval of the Company's shareholders and regulatory authorities and the satisfaction of certain other conditions. See
Note 13 to Notes to Consolidated Financial Statements. In 1995, annuity sales were $136 million compared to $250 million in 1994. The Company believes that the decrease in annuity sales in 1995 is due in part to the interest rate environment, particularly the relative relationships between short term and intermediate term interest rates, and to the focus of UCLIC's resources on development of its variable annuity product. In addition, a financial institution which produced approximately 10% of UCLIC's annuity sales in 1994 discontinued the sale of annuities for UCLIC in 1995 subsequent to the merger of such financial institution. UCLIC focused in 1994 and 1995 on expanding the independent general agents share of its distribution network, which agents sold approximately 55% of the total dollar amount of annuities written in 1995 compared to 46% in 1994 and 30% in 1993. As with the Company's mortgage operation, fluctuations in and the level of interest rates also impacts the operations of UCLIC. The average spread on the annuity business was 2.20%, 2.73% and $2.37% during 1993, 1994 and 1995, respectively. Surrenders of annuity policies increased in 1994 and 1995 compared to 1993 due in part to the continued reduction in interest crediting rates on new and existing annuity contracts and to a rising interest rate environment and an increase in the number of annuity contracts which were beyond the surrender penalty period.

      At December 31, 1995, the weighted average rating of the publicly traded bond portfolio was "AA", the amortized cost of assets allocated to investments in investment grade fixed maturity securities was $355.6 million or 30.8% of the portfolio and in investment grade mortgage-backed securities was $733.5 million or 63.5% of the portfolio. At December 31, 1995 the amortized cost of UCLIC's holdings of non-investment grade bonds was $22.0 million or 1.9% of the portfolio. UCLIC's invested assets also include residential and commercial real estate mortgages originated and serviced by United Companies Lending Corporation ("UCLC"); however, the percentage of assets invested in mortgage loans in recent years has been reduced primarily as the result of their disfavor with insurance regulatory authorities and rating agencies.

      The annuities sold by UCLIC are monetary in nature and therefore sensitive to changes in the interest rate environment. Profitability of UCLIC is directly affected by its ability to invest annuity premiums at yields above the interest crediting rates on the related policy liabilities. One of the primary financial objectives of UCLIC is to effectively manage this interest spread over time in changing interest rate environments. This is accomplished in part by adjusting the interest crediting rate paid on its existing and new annuity policies. During periods of declining interest rates, the fair value of UCLIC's investments, primarily fixed maturity investments, increases; however, yields earned on investments made during such periods decline. In contrast, during periods of rising interest rates the fair value of the investment portfolio declines and the risk of policy surrenders increases. An unanticipated increase in surrenders would impact the Company's liquidity, potentially requiring the sale of certain investments prior to their maturities, which may be at a loss.

      Reserves for annuity policies constitute the Company's primary liabilities. The duration of these liabilities is affected by a number of factors, including interest rates, surrender penalties, ratings, public confidence in the insurance industry generally and in UCLIC specifically, governmental regulations and tax laws. Since insurance commissions incurred at the origination of annuity policies are generally deferred and recognized over the estimated life of the policies, any unexpected increase in surrenders of annuity contracts would require more rapid recognition of these expenses, thereby adversely impacting profitability.

DISCONTINUED OPERATIONS.

      UGTIC

      United General Title Insurance Company. On April 10, 1995, the Company made a decision to dispose of its investment in United General Title Insurance Company ("UGTIC"), a wholly owned subsidiary of the Company, and, on May 1, 1995, approved a formal plan of disposal. The decision to dispose of UGTIC was independent of the consummation of the sale thereof pursuant to the definitive stock sale agreement signed on August 11, 1995. As a result, the operations of UGTIC have been classified as discontinued operations, and, accordingly, the consolidated financial statements and the related notes of the Company segregate continuing and discontinued operations. The sale was concluded on February 29, 1996.

      The definitive stock sale agreement provided for the sale of 100% of the stock of UGTIC and contains a provision making the Company liable to UGTIC for claims from defalcations and fraud losses incurred by UGTIC which are unknown and occur prior to closing and are discovered within 24 months thereafter. The Company is also liable, up to $4.2 million, for policy claims paid over a ten year period after closing that exceed certain specified levels. The Company recorded a loss from discontinued operations (net of income tax benefit) of $3.5 million in 1995 in connection with the sale of UGTIC.

      UGTIC was formed in 1983 in part to compliment the Company's mortgage operations; however, underwriting of affiliated transactions represented only approximately 3% of UGTIC's business in 1994 and 1995. At December 31, 1995 UGTIC was licensed in 29 states, was represented by approximately 948 independent general agents and had no direct operations. Key markets for UGTIC are Colorado, Louisiana, Florida and California. During 1995, 1994 and 1993, title insurance premiums were $37.0 million, $44.7 million and $24.4 million, respectively. During 1995 and 1994, UGTIC experienced a net loss of $2.0 million and $5.0 million, respectively, compared to net income of $.8 million in 1993. Operations in 1994 suffered severely as the result of claims related to agency defalcations. In addition to the incurred losses, the profitability of UGTIC in 1994 was negatively impacted by a $3.8 million increase in its reserve for policy losses.

      FOSTER MORTGAGE CORPORATION

      On May 7, 1993, the Company decided to divest its subsidiary Foster Mortgage Corporation ("FMC"). As of November 30, 1993, the servicing rights owned by FMC, which constituted substantially all of its assets, were sold. On December 21, 1993, the institutional lenders under FMC's primary credit facility (the "FMC Institutional Lenders") filed a petition in the U.S. bankruptcy court to cause the remaining affairs of FMC to be concluded under the supervision of the bankruptcy court. The FMC Institutional Lenders filed and the bankruptcy court approved a plan of liquidation for FMC providing for the appointment of a trustee selected by the FMC Institutional Lenders. The FMC Institutional Lenders allege that FMC has certain claims against the Company, including a claim with respect to the Company's alleged failure to remit all sums due FMC regarding federal income taxes under a tax agreement among the Company and its subsidiaries, including FMC, estimated by the FMC Institutional Lenders to range from $2.1 million to $29 million. FMC and the Company executed, subject to the approval of the bankruptcy court, a settlement agreement relating to payments between FMC and the Company in connection with the federal income tax benefits resulting from FMC's losses and to certain prior intercompany payments between FMC and the Company. The settlement agreement included a release by FMC in favor of the Company of any and all claims relating to federal income taxes. The FMC Institutional Lenders opposed the proposed settlement agreement. At the conclusion of a hearing on the proposed settlement on August 18, 1994, the bankruptcy court approved the portion of the settlement providing for a net payment by the Company of $1.65 million to FMC in satisfaction of the federal income tax benefits resulting from FMC's losses and the release of any claims regarding federal income taxes. The Company had previously recorded substantially all of the impact of this portion of the settlement in its prior financial statements. The bankruptcy court declined to approve the other portion of the proposed settlement relating to payments received by the Company from FMC within twelve months of the bankruptcy filing. If the Company were required to refund such payments, the Company has estimated the potential additional loss to be $1.9 million, net of tax benefits. The decision of the bankruptcy court on the settlement was appealed by the FMC Institutional Lenders to the U.S. District Court which affirmed the bankruptcy court's decision. The FMC Institutional Lenders then appealed this decision to the U.S. Fifth Circuit Court of Appeals. In a decision rendered on November 9, 1995, the U.S. Fifth Circuit Court of Appeals reversed the district court, vacated the settlement between FMC and the Company and remanded the matter for further proceedings. The trustee under the plan of liquidation has filed an adversary proceeding in the bankruptcy proceedings against the Company seeking avoidance of alleged preferential payments totaling $3.72 million and has also instituted a suit in federal court against the Company alleging claims under the tax agreement estimated to range from $2 million to $29 million. Management of the Company does not believe that any additional amounts are owed by the Company to FMC or the trustee and intends to vigorously contest the claims which have been brought against it for such amounts by the trustee under the plan of liquidation. The Company did not guarantee any debt of FMC.

1995, 1994 AND 1993 RESULTS OF OPERATION

      Net income for 1995 was $69.5 million ($2.25 per share based on 30.9 million weighted average shares outstanding) compared to $49.5 million for 1994 ($1.74 per share based on 28.5 million weighted average shares outstanding) and $11.6 million for 1993 ($.49 per share based on 23.7 million weighted average shares outstanding). The increase in net income in 1995 resulted primarily from an increase in the amount of loans sold and the gain and fees recognized in connection therewith. As previously discussed in "Discontinued operations", net income for 1995, 1994 and 1993 was reduced by losses of $3.5 million, $5.0 million and $16.7 million recognized in connection with the Company's decisions to divest United General Title Insurance Company and Foster Mortgage Corporation.

      The following table sets forth certain financial data for the periods indicated.


                                                                      Year Ended December 31,
                                                              ----------------------------------------
                                                                  1995           1994          1993
                                                              -----------     ----------    ----------
                                                                           (in thousands)
        Total revenues........................................$  397,950      $   314,694   $  260,013
        Total expenses........................................   283,186          230,620      216,952
        Income from continuing operations before
          income taxes........................................   114,764           84,074       43,061
        Income from continuing operations ....................    72,959           54,582       28,317


         Revenues. The following table sets forth information regarding the components of the Company's revenues for the years ended December 31, 1995, 1994 and 1993.


                                                                       Year Ended December 31,
                                                              ----------------------------------------
                                                                 1995          1994            1993
                                                              ----------    ----------      ----------
                                                                           (in thousands)
         Interest, charges and fees on loans .................$  128,665    $  111,994      $   92,737
         Loan sale gains......................................   142,156        86,735          59,441
         Investment income....................................   104,062        84,666          75,527
         Loan servicing income................................    14,559        19,926          13,624
         Net insurance premiums...............................     8,508        11,373          18,684
                                                              ----------    ----------      ----------
             Total............................................$  397,950    $  314,694      $  260,013
                                                              ==========    ==========      ==========


         Interest, charges and fees on loans increased $16.7 million and $19.3 million for 1995 and 1994, respectively. This line item includes interest on mortgage loans owned by the mortgage and insurance divisions and loan origination fees earned by the mortgage division. Loan origination fees in excess of direct origination costs on each loan held by the Company are recognized over the life of the loan or earlier at the time of sale of the loan to a third party. During 1995, 1994 and 1993, the Company sold approximately $1.5 billion, $978 million and $463 million, respectively, in home equity loans and recognized approximately $36.0 million, $32.5 million and $18.9 million, respectively, in net loan origination fees (which relate primarily to fixed rate retail production) in connection with these sales.

         The following table presents the composition of interest, charges and fees on loans for the periods indicated.


                                                                       Year Ended December 31,
                                                              ----------------------------------------
                                                                  1995          1994            1993
                                                              -----------    ----------     ----------
                                                                           (in thousands)
         Loan origination fees ...............................$   68,442     $  56,576      $  35,987
         Mortgage loan interest...............................    47,185        47,996         51,763
         Other loan income ...................................    13,038         7,422          4,987
                                                              -----------    ----------     ----------
             Total ...........................................$  128,665     $ 111,994      $  92,737
                                                              ===========    ==========     ==========

         The Company estimates that nonaccrual loans reduced mortgage loan interest for 1995, 1994 and 1993 by approximately $13.3 million, $10.3 million and $9.5 million, respectively. During 1995 the average amount of nonaccrual loans owned by the Company was $21.6 million compared to $25.5 million for 1994 and $31.7 million for 1993. In addition, the average balance of loans serviced for third parties which were on a nonaccrual basis or in foreclosure was $83.1 million during 1995, compared to $55.6 million and $43.4 million during 1994 and 1993, respectively, representing 3.9%, 4.1% and 4.5%, respectively, of the average amount of loans serviced for third parties. The Company is generally obligated to advance interest on delinquent loans to the investor or holder of the mortgage-backed security, as the case may be, at the pass-through rate until satisfaction of the note, liquidation of the collateral or charge off of the delinquent loan. At December 31, 1995 the Company owned approximately $7.2 million of commercial loans which were on an accrual status, but which the Company considers as potential problem loans, compared to $7.8 million and $8.1 million at December 31, 1994 and 1993, respectively. The Company evaluates each of these commercial loans to estimate its risk of loss in the investment and provides for such loss through a charge to earnings.

         Loan sale gains were $142.2 million, $86.7 million and $59.4 million in 1995, 1994 and 1993, respectively. Loan sale gains approximate the present value for the estimated lives of the loans of the excess of the contractual rates on the loans sold over the sum of the pass-through rate paid to the buyer, a normal servicing fee, a trustee fee, a surety bond fee, if any, in mortgage-backed securitization transactions, and an estimate of future credit losses. The increase in the amount of loan sale gains was due primarily to a $494 million and a $515 million increase in the amount of loans sold during 1995 and 1994, respectively. Excess servicing income retained by the Company (i.e., the stated interest rate on the loan less the pass-through rate and the normal servicing fee and other applicable recurring fees) decreased in 1994 compared to 1993 but increased in 1995 compared to 1994. Interest spread retained by the Company on loans sold includes the normal servicing fee. During 1994, guidelines were established which defined an industry accepted "normal servicing fee" as 50 basis points for servicing "B" and "C" quality home equity loans, such as those originated by the Company. As the result of this industry data, the Company, effective July 1, 1994, implemented a servicing fee rate in its loan securitization transactions of 50 basis points. This resulted in an increase in the amount of loan sale gain recognized on the home equity loans sold compared to previous securitization transactions which included a servicing fee rate of 75 basis points. In addition, as further discussed in
Note 1.11, during the third quarter of 1995, the Company implemented a new accounting pronouncement related to mortgage servicing rights on loans originated by the Company. The implementation of the pronouncement increased loan sale gains by approximately $6.0 million during 1995. Loan sale gains during 1995 were reduced by the use of higher prepayment assumptions, primarily related to adjustable rate mortgage loans, in calculating the gain on sale of loans compared to prior years. The impact of the change in assumptions reduced loan sale gains by approximately $12.4 million. In addition, loan sale gains during 1995 were reduced by approximately $5.5 million as the result of the utilization of interest hedge mechanisms to protect the Company against an increase in market interest rates on the pass-through certificates sold in the second quarter of 1995 securitization transaction. The reduction in income resulted from a decline in interest rates prior to the pricing of this securitization transaction.

         The following table presents information regarding home equity loan sale transactions for the periods indicated.

                                                                      Year Ended December 31,
                                                              -------------------------------------
                                                                  1995         1994          1993
                                                              ----------     ---------    ---------
                                                                         (dollars in thousands)
         Home equity loans sold...............................$ 1,471,868    $ 977,653    $ 462,873
         Average coupon on home equity loans sold.............      11.67%       11.80%       12.00%
         Weighted interest spread retained on home
              equity loans sold...............................       4.98%        4.49%        6.06%
         Home equity loan sale gains..........................$   142,156    $  86,735    $  59,220

         Fluctuations in and the level of market interest rates will impact the interest spread retained by the Company on loans sold, and, potentially, the amount of its loan sale gains. An increase in the level of market interest rates will generally adversely affect the interest spread on loans sold, whereas such interest spread generally widens during a declining interest rate environment. The effect of actions which may be taken by the Company during a rising interest rate environment to mitigate the impact on earnings of fluctuations in market rates, such as increasing the coupon rate charged on its loan products, will generally lag the impact of market rate fluctuations. In connection with loan securitization transactions, the Company has used a prefunding feature which "locks in" the pass-through rate that the Company will pay to the investor on a predetermined amount of loans for future delivery. The Company is obligated for the difference between the earnings on the prefunded amount and the pass-through interest paid to the investor during the period from the date of the closing of the securitization transaction until the date of delivery of the loans. In connection with the home equity loan securitization transaction which closed in the fourth quarter of 1995, approximately $3.7 million was held in a prefunding account for purchase of the Company's home equity loans during the first quarter of 1996. Pursuant thereto, home equity loans with a remaining principal balance of approximately $3.7 million were delivered on January 10, 1996.

         Investment income totaled $104.1 million for 1995 compared to investment income of $84.7 million and $75.5 million during 1994 and 1993, respectively. Investment income during 1995 was positively affected by a $4.8 million increase in income, compared to 1994, related to the Company's investment in a limited partnership. In addition, interest earned on temporary investments reserve accounts totaled $7.2 million in 1995 compared to $2.7 million and $1.1 million during 1994 and 1993, respectively. Investment income for 1995, 1994 and 1993 also includes investment gains of $.5 million, $.2 million and $.6 million, respectively. At December 31, 1995 the amortized cost of the fixed income portfolio totaled $1.1 billion and was comprised principally of $734 million in investment grade mortgage-backed securities and $345 million in investment grade bonds. At December 31, 1995, the weighted average rating of the publicly traded bond portfolio according to nationally recognized statistical rating agencies was "AA". At December 31, 1995 the carrying value of investments in the Company's trading account, which is comprised of investments in common stocks, was $752,000 reflecting a $207,000 unrealized gain which is included in investment income for 1995.

         Loan servicing income was $14.6 million, $19.9 million and $13.6 million for 1995, 1994 and 1993, respectively. Loan servicing income in 1995 was negatively affected by a $6.3 million increase in the amortization of capitalized excess servicing income as the result of an adjustment in the estimated prepayment assumptions of certain mortgage loans serviced by the Company, primarily adjustable rate mortgage loans. This adjustment offset the impact of an increase of approximately $800 million in the average amount of home equity loans serviced by the Company for third parties during 1995 compared to the same period of 1994. As discussed above, the industry accepted "normal servicing fee" was defined during the second quarter of 1994 as 50 basis points. Effective July 1, 1994, the Company reduced its estimate of normal servicing fee and began using 50 basis points in computing loan sale gains. The reduction in the normal servicing fee for home equity loans from 75 to 50 basis points has the impact of increasing current revenues (loan sale gains) while reducing future revenues (loan servicing income). The following table reflects the components of loan servicing income for the periods indicated.


                                                                      Year Ended December 31,
                                                              ----------------------------------------
                                                                 1995          1994           1993
                                                              -----------   -----------    -----------
                                                                          (in thousands)
Servicing fees earned.........................................$   87,278    $   60,181     $   35,168
Amortization of capitalized excess servicing income...........   (72,719)      (40,255)       (21,544)
                                                              -----------   -----------    -----------
         Total................................................$   14,559    $   19,926     $   13,624
                                                              ===========   ===========    ===========

         Net insurance premiums were $8.5 million, $11.4 million and $18.7 million for 1995, 1994 and 1993, respectively. Net insurance premiums reflect revenues associated primarily with credit insurance underwritten by

UCLIC. The decrease in premium income is primarily the result of the impact of UCLIC's decision to discontinue sales of credit insurance products.

         Expenses. The following table presents the components of the Company's expenses for the periods indicated.

                                                                        Year Ended December 31,
                                                              --------------------------------------------
                                                                   1995             1994           1993
                                                              ------------       ----------     ----------

                                                                            (in thousands)
         Interest on annuity policies.........................  $    79,086  $      73,065     $    76,086
         Personnel............................................       76,022         57,380          40,784
         Interest.............................................       28,308         14,563          10,158
         Loan loss provision..................................       16,025         13,457          17,343
         Insurance commissions................................       13,630         14,264          13,920
         Insurance benefits ..................................        9,930         12,654          18,200
         Other operating......................................       60,185         45,237          40,461
                                                                -----------    -----------      ----------
             Total............................................  $   283,186    $   230,620      $  216,952
                                                                ===========    ===========      ==========

         Interest on annuity policies increased $6.0 million during 1995 compared to 1994, primarily as the result of a $70 million increase in average annuity reserves. The decline in interest on annuity policies of $3.0 million in 1994 compared to 1993 resulted primarily from a reduction in the average interest crediting rate on the Company's annuity policies. Average annuity reserves were $1.4 billion during 1995 and 1994 and $1.2 billion during 1993.

         Personnel expenses were $76.0 million, $57.4 million and $40.8 million in 1995, 1994 and 1993, respectively. The increase in personnel costs are primarily associated with the expansion of the Company's mortgage operations, including start-up costs for the manufactured housing lending program, loan production related incentives and an increase in the cost of the Company's employee benefit and incentive plans.

         Insurance commissions for 1995, 1994 and 1993 were $13.6 million, $14.3 million and $13.9 million, respectively. Commissions paid on issuance of the Company's deferred annuity products are generally capitalized as deferred policy acquisition costs ("DPAC") and amortized over the estimated life of the policy. During 1995 and 1994, the Company capitalized approximately $11.9 million and $20.7 million, respectively, in commissions paid on sales of annuities compared to $13.7 million during 1993. Amortization of commission expense on annuities capitalized in prior periods was $11.0 million and $9.5 million during 1995 and 1994, respectively, compared to $5.6 million during 1993.

         Insurance benefits were $9.9 million, $12.7 million and $18.2 million for 1995, 1994 and 1993, respectively. The declining trend of insurance benefits resulted from a reduction in benefits associated with ordinary life and credit insurance products.

         The Company's loan loss provision was $16.0 million, $13.5 million and $17.3 million for 1995, 1994 and 1993, respectively. The fluctuation in the level of the Company's provision for loan losses is attributed in part to increases and decreases in the amount of loans owned by the Company during the respective periods. During 1994, the amount of loans owned by the Company declined by approximately $151 million compared to 1993. The amount of loans owned during 1995 increased $57 million compared to 1994.

         Interest expense for 1995 increased approximately $13.7 million compared to 1994 primarily as the result of an increase in the weighted average interest rate charged on debt and an increase in the average amount of debt outstanding. The $4.4 million increase in interest expense from 1993 to 1994 was likewise attributed to an increase in the weighted average interest rate charged on debt.

         Other operating expenses increased approximately $14.9 million and $4.8 million during 1995 and 1994, respectively, primarily as the result of costs associated with the expansion of the Company's mortgage operations. During 1995, 1994 and 1993, advertising expense totaled $9.0 million, $3.1 million and $.8 million and occupancy and equipment expenses were $10.9 million, $8.0 million and $6.8 million, respectively. Other operating expenses in 1993 included a $2.3 million accrual for the estimated cost of a legal settlement and $1.4 million in estimated losses in connection with termination of a third party administrative contract for credit insurance.


 FINANCIAL INFORMATION ON BUSINESS SEGMENTS

         The following tables reflect income from continuing operations before income taxes for each of the Company's business segments for the years ended December 31, 1995, 1994 and 1993.


                                                                    Year Ended December 31, 1995
                                                   -----------------------------------------------------------------
                                                                                Corporate,
                                                                     Life       Other Operations
                                                      Mortgage    Insurance     & Eliminations             Total
                                                      --------    ---------     ----------------           -----
                                                                           (in thousands)
Revenues
  Interest, charges and fees on loans........... $      84,496  $      38,077     $    6,092        $       128,665
  Loan sale gains...............................       142,156               -              -               142,156
  Investment income.............................         7,227         99,327         (2,492)               104,062
  Net insurance premiums........................           -            8,508               -                 8,508
  Loan servicing income.........................        19,219         (1,427)        (3,233)                14,559
                                                 -------------  --------------    -----------       ---------------
     Total......................................       253,098        144,485            367                397,950
                                                 -------------  --------------    -----------       ---------------

Expenses:
  Interest on annuity policies..................             -         79,086               -                79,086
  Personnel.....................................        62,677          5,260           8,085                76,022
  Insurance commissions.........................           -           13,427             203                13,630
  Insurance benefits............................             -          9,930            -                    9,930
  Loan loss provision...........................        11,974          4,051               -                16,025
  Interest......................................        20,566          3,417          4,325                 28,308
  Other operating...............................        50,208         17,215         (7,238)                60,185
                                                 -------------  --------------    -----------       ---------------
     Total......................................       145,425        132,386          5,375                283,186
                                                 -------------  --------------    -----------       ---------------

Income (loss) from continuing operations
  before income taxes........................... $     107,673  $      12,099     $    (5,008)       $      114,764
                                                 =============  =============     ============       ==============

                                                                Year Ended December 31, 1994
                                               ----------------------------------------------------------
                                                                              Corporate,
                                                               Life       Other Operations
                                                 Mortgage    Insurance    & Eliminations      Total
                                                 --------    ----------   -----------------   -----
                                                                       (in thousands)
Revenues:
  Interest, charges and fees on loans......   $   63,905      $  43,647      $  4,442     $ 111,994
  Loan sale gains..........................       86,289            -             446        86,735
  Investment income........................        2,762         83,614        (1,710)       84,666
  Net insurance premiums...................          -           11,373            -         11,373
  Loan servicing income....................       24,645           (505)       (4,214)       19,926
                                              ----------      ----------     ---------    ---------
     Total.................................      177,601        138,129        (1,036)      314,694
                                              ----------      ----------     ---------    ---------

Expenses:
  Interest on annuity policies.............          -           73,065            -         73,065
  Personnel................................       46,356          4,959         6,065        57,380
  Insurance commissions....................          -           13,710           554        14,264
  Insurance benefits.......................          -           12,654            -         12,654
  Loan loss provision......................        8,398          5,059            -         13,457
  Interest.................................        6,496          1,979         6,088        14,563
  Other operating..........................       35,196         17,623        (7,582)       45,237
                                              ----------      ----------     ---------    ---------
     Total.................................       96,446        129,049         5,125       230,620
                                              ----------      ----------     ---------    ---------

Income (loss) from continuing operations
     before income taxes...................   $   81,155      $   9,080      $ (6,161)    $  84,074
                                              ==========      ==========     =========    =========

                                                                Year Ended December 31, 1993
                                               -------------------------------------------------------
                                                                              Corporate,
                                                               Life       Other Operations
                                                 Mortgage    Insurance    & Eliminations      Total
                                                 --------    ----------   -----------------   -----
                                                                       (in thousands)
Revenues:
    Interest, charges and fees on loans....   $   41,250      $   45,561     $  5,926     $  92,737
    Investment income    ..................        1,054          75,594       (1,121)       75,527
    Loan sale gains      ..................       59,220             -            221        59,441
    Net insurance premiums.................          -            18,684          -          18,684
    Loan servicing income..................       19,115             340       (5,831)       13,624
                                              ----------      ----------     ---------    ---------
       Total             ..................      120,639         140,179         (805)      260,013
                                              ----------      ----------     ---------    ---------

Expenses:
    Interest on annuity policies...........          -            76,086           -         76,086
    Personnel..............................       31,987           3,878        4,919        40,784
    Insurance commissions..................          -            13,185          735        13,920
    Insurance benefits.....................          -            18,200          -          18,200
    Loan loss provision....................       12,349           4,994          -          17,343
    Interest...............................        4,315             628        5,215        10,158
    Other operating........................       25,693          20,573       (5,805)       40,461
                                              ----------      ----------     ---------    ---------
       Total...............................       74,344         137,544        5,064       216,952
                                              ----------      ----------     ---------    ---------

Income (loss) from continuing operations
     before income taxes...................   $   46,295      $    2,635     $ (5,869)    $  43,061
                                              ==========      ==========     =========    =========

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

         Loans. Substantially all of the loans owned by the Company were produced through the Company's branch (i.e., retail) network or wholesale loan programs. In connection with its origination of home equity loans, the Company relies on specified underwriting and credit review procedures, a mortgage on the borrower's residence and, in some cases, other security, and, in its retail origination program, contact with borrowers through its branch office system to manage credit risk on its loans. In addition to servicing the loans owned by the Company, the mortgage division serviced approximately $2.6 billion in loans for third parties at December 31, 1995, $2.5 billion of which are home equity loans. Substantially all of the home equity loans serviced for third parties were publicly sold as mortgage backed securities ("pass-through certificates"). The purchasers of the pass-through certificates receive a credit enhanced security which is achieved in part through a guaranty provided by a third party insurer and by subordinating the excess interest spread retained by the Company to the payment of scheduled principal and interest on the certificates. The Company has, from time to time, used the Financial Guaranty Insurance Company ("FGIC") and MBIA Insurance Corporation ('MBIA") as third party insurers. The subordination of the excess interest spread retained by the Company relates to credit losses which may occur after the sale of the loans and continues until the earlier of the payment in full of the loans or termination of the agreement pursuant to which the loans were sold. If cumulative payment defaults exceed the amount subordinated, the third party insurer is obligated to pay any further losses experienced by the owners of the pass-through certificates.

         The Company is also obligated to cure, repurchase or replace loans which may be determined after the sale to violate representations and warranties relating to them and which are made by the Company at the time of the sale. The Company regularly evaluates the quality of the loan portfolio and estimates its risk of loss based upon historical loss experience, prevailing economic conditions, estimated collateral value and such other factors which, in management's judgment, are relevant in estimating the credit risk in owned and/or serviced loans. Estimated losses on the owned portfolio are provided for by an increase in the allowance for loan losses through a charge to current operating income. At December 31, 1995, the Company's allowance for loan losses was $14.9 million. For loans sold, the Company reduces the amount of gain recognized on the sale by the estimated amount of credit losses, and records such amount on its balance sheet in the allowance for loss on loans serviced. At December 31, 1995, the allowance for loss on loans serviced was $45.0 million. The maximum recourse associated with sales of home equity loans according to terms of the loan sale agreements totaled approximately $475 million, of which amount approximately $466 million relates to the subordinated cash and excess interest spread. Should credit losses on loans sold materially exceed the Company's estimates for such losses, such consequence will have a material adverse impact on the Company's financial statements.

         At December 31, 1995, the contractual balance of loans serviced was approximately $3.0 billion comprised of approximately $409 million serviced for the Company and approximately $2.6 billion serviced for investors. The portfolio is geographically diversified. Although the Company services loans in 48 states, at December 31, 1995 a substantial portion of the loans serviced were originated in Florida (10.5%), Ohio (10.0%) and Louisiana (8.8%), respectively, and no other state accounted for more than 7.5% of the serviced portfolio. Included in the serviced portfolio are commercial loans originated by the Company, a substantial portion of which were originated in Florida (25.9%), Georgia (19.4%) and Colorado (10.9%) and no other state accounted for more than 8.0% of the commercial loans serviced. The risk inherent in such concentrations is dependent not only upon regional and general economic stability which affects property values, but also the financial well-being and creditworthiness of the borrower. The following table provides a summary of loans owned and/or serviced which are past due 30 days or more, foreclosed properties and loans charged off as of the dates indicated.


                                                                            Foreclosed Properties
                                                                           ------------------------
                              Contractual    Delinquencies       % of        Owned    Serviced for                    % of
                                Balance       Contractual    Contractual     by the   Third Party    Net Loans       Average
Year Ended                     of Loans         Balance        Balance      Company    Investors     Charged Off      Loans
----------                 --------------------------------------------------------------------------------------------------
                                                              (dollars in thousands)
December 31, 1995
Home equity.................  $  2,701,481      $   220,145       8.15%    $   8,469   $   21,604    $    12,221      0.56%
Commercial..................       251,241            4,518       1.80%       16,547        5,325          4,416      1.68%
Conventional................        58,554            2,734       4.67%         -            -               132       .20%
Manufactured housing........           888             -              -         -            -              -          -
                              ------------      -----------                ---------   ----------    -----------
     Total..................  $  3,012,164      $   227,397       7.55%    $  25,016   $   26,929    $    16,769
                              ============      ===========                =========   ==========    ===========

December 31, 1994
Home equity.................  $  1,683,698      $   129,203       7.67%    $   8,791   $   11,837    $    11,694      0.84%
Commercial..................       274,413            5,377       1.96%       22,131        8,784          5,658      1.83%
Conventional................        74,294            2,672       3.60%           35          -              100      0.16%
                              ------------      -----------                ---------   ----------    -----------
     Total..................  $  2,032,405      $   137,252       6.75%    $  30,957   $   20,621    $    17,452
                              ============      ===========                =========   ==========    ===========

December 31, 1993
Home equity.................  $  1,125,139      $    92,974       8.26%    $  17,014   $    8,355    $     8,548      0.88%
Commercial..................       345,365           19,292       5.59%       20,871        9,275          3,579      0.95%
Conventional................        98,277            3,747       3.81%          148           -              77      0.09%
                              ------------      -----------                ---------   ----------    -----------
     Total..................  $  1,568,781      $   116,013       7.40%    $  38,033   $   17,630    $    12,204
                              ============      ===========                =========   ==========    ===========

         Management continues to focus on reducing the level of non-earning assets owned and/or serviced by expediting the foreclosure process. The balance of foreclosed home equity loans owned and/or serviced as a percentage of the home equity loans owned and/or serviced was 1.1%, 1.2% and 2.3% at December 31, 1995, 1994 and 1993, respectively.

         The above delinquency and loan loss experience represents the Company's recent experience. However, the delinquency, foreclosure and net loss percentages may be affected by the increase in the size and relative lack of seasoning of a substantial portion of the portfolio. In addition, the Company can neither quantify the impact of property value declines, if any, on the home equity loans nor predict whether to what extent or how long such declines may exist. In a period of such declines, the rates of delinquencies, foreclosures and losses on the home equity loans could be higher than those theretofore experienced in the mortgage lending industry in general. Adverse economic conditions (which may or may not affect real property values) may affect the timely payment by borrowers of scheduled payments of principal and interest on the home equity loans and, accordingly, the actual rates of delinquencies, foreclosures and losses. As a result, the information in the above tables should not be considered as a basis for assessing the likelihood, amount or severity of delinquencies or losses in the future on home equity loans and no assurance can be given that the delinquency and loss experience presented in the tables will be indicative of such experience on home equity loans.

         A summary analysis of the changes in the Company's allowance for loan losses and the allowance for loss on loans serviced is shown in Note 3.3 of the Notes to the Consolidated Financial Statements.

         Investment securities. The Company's investment portfolio consists primarily of mortgage backed securities and corporate bonds, comprising 65.7% and 29.3% of the portfolio at December 31, 1995, respectively. At December 31, 1995, approximately 93.6% of the Company's portfolio of investment securities were classified in an available-for-sale category and the carrying value adjusted to fair value by means of an adjustment to stockholders' equity. The remainder of the portfolio consists primarily of private placements made either directly or through an investment partnership and are classified as held-to-maturity and valued at cost. At December 31, 1995, the Company owned $.8 million in equity securities classified as trading securities. The net unrealized gain in the debt securities portfolio (fair value over amortized cost) at December 31, 1995 was $43.8 million compared to a net unrealized loss of $73.9 million at December 31, 1994.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal cash requirements consist of funding loan production in its mortgage operations and the payment of policyholder claims and surrenders incurred in its insurance operations. The Company's mortgage operations require continued access to short and long-term sources of debt financing and the sale of loans and asset-backed securities. The liquidity requirements for the Company's insurance operations are generally met by funds provided from the sale of annuities and cash flow from its investments in fixed income securities and mortgage loans.

         Prior to 1994, the Company's primary debt facility was a revolving credit facility (the "Bank Facility") dated as of October 11, 1988. On November 2, 1994 the Company publicly sold $125 million of its senior unsecured notes and used the net proceeds from the sale of the senior notes to repay a portion of the principal amount of the indebtedness outstanding under the Bank Facility. During 1995, the Company publicly sold $100 million of its senior unsecured notes and used a portion of the net proceeds from the sale of the senior notes to repay the remaining balance outstanding under the Bank Facility, which was scheduled to mature on December 31, 1996. The remainder of the proceeds were used for general corporate purposes. The Company terminated the Bank Facility effective July 25, 1995. In addition, the Company maintains short-term credit facilities with various financial institutions. As of December 31, 1995, $65 million in such credit facilities were available to the Company and no amounts were outstanding thereunder.

         During 1995, the Company sold 1,955,000 shares of its Preferred Redeemable Increased Dividend Equity Securities(sm), 6 3/4% PRIDES, Convertible Preferred Stock ("PRIDES(sm)") at a price per share of $44.00. Net proceeds to the Company were approximately $83.3 million. The net proceeds from the sale of the shares of PRIDES were used for general corporate purposes.

         At December 31, 1995, the Company had secured warehouse facilities available from (i) a syndicate of commercial banks (the "Commercial Bank Warehouse") and (ii) the investment bank that acted as lead underwriter for the Company's fourth quarter securitization (the "Investment Bank Warehouse"). The Commercial Bank Warehouse permits certain of the Company's mortgage lending subsidiaries to borrow up to $150 million on a revolving basis secured by home equity loans eligible thereunder. Loans under this facility are subject to the satisfaction of certain borrowing conditions, including a minimum borrowing base and will bear interest at a floating rate. Borrowings under this facility are required to be repaid from the proceeds of the sale or other disposition of the home equity loan collateral. The lenders' commitment under this facility is scheduled to terminate on May 23, 1997. At December 31, 1995, $19.3 million was outstanding under the Commercial Bank Warehouse.

         The Investment Bank Warehouse was directly related to the 1995 fourth quarter securitization and initially provided funding for up to $250 million of eligible home equity loans for such securitization and terminated with the closing of the last delivery of loans under the prefunding accounts relative to this securitization. As of December 31, 1995, $75 million was available and no amounts were outstanding under the Investment Bank Warehouse. The Company expects to have facilities similar to the Investment Bank Warehouse available in conjunction with its future securitizations.

         The following discussion reflects the primary sources of liquidity and capital for each of the Company's primary operating divisions.

         Mortgage. The principal cash requirements of the Company's mortgage operations arise from loan production, deposits to reserve accounts, repayments of intercompany debt borrowed under the Company's senior notes, payments of operating and interest expenses, and income taxes related to loan sale transactions. Loan production is funded principally through proceeds from the issuance of the Company's senior notes, short-term bank facilities and warehouse facilities pending loan sales.

         Substantially all of the loans originated or acquired by the Company are sold. Net cash used by operating activities of the Company in 1995 and 1994, respectively, reflects approximately $1.6 billion and $949 million, respectively, in cash used for loan originations and acquisitions. The primary source of funding for loan originations is derived from the reinvestment of proceeds from the ultimate sale of loans in the secondary market which totaled approximately $1.5 billion and $978 million in 1995 and 1994, respectively. In connection with the loan sale transactions in the secondary market, third-party surety bonds and cash deposits by the Company as credit enhancements were provided. The loan sale transactions required the subordination of certain cash flows payable to UCLC and its subsidiaries to the payment of principal and interest due to certificate holders. In connection with these transactions, UCLC has been required, in some instances, to fund an initial deposit, and thereafter, in each transaction, a portion of the amounts receivable by UCLC and its subsidiaries from the excess interest spread has been required to be placed and maintained in a reserve account to the extent of the subordination requirements. The subordination requirements generally provide that the excess interest spread is payable to a reserve account until a specified level of cash, which is less than the maximum subordination amount, is accumulated therein. The capitalized excess servicing income of the Company is subject to being utilized first to replenish cash paid from the reserve account to fund shortfalls in collections from borrowers who default on the payment of principal or interest on the loans underlying the pass-through certificates issued until the total of the Company's deposits into the reserve account equal the maximum subordination amount. In connection with the issuance and sale of approximately $3.2 billion of pass-through certificates through December 31, 1995, the subordination amounts aggregate approximately $466 million. After the Company's deposits into the reserve account equal the maximum subordination amount for a transaction, the subordination of the related excess interest spread (including the guarantee fee payable therefrom) for these purposes is terminated. The excess interest spread required to be deposited and maintained in the respective reserve accounts will not be available to support the cash flow requirements of the Company until such amount exceeds the maximum subordinated amount (other than amounts, if any, in excess of the specified levels required to be maintained in the reserve accounts, which may be distributed periodically to the Company). At December 31, 1995, the amounts on deposit in such reserve accounts totaled $155 million.

         Life insurance. The principal cash requirement of UCLIC consists of contractual obligations to policyholders, principally through policy claims and surrenders. The primary sources of funding these obligations, in addition to cash flow from investments, are the sale of annuities. Net cash flow from annuity operations is used to build an investment portfolio, which in turn produces future cash flows from investment income and provides a secondary source of liquidity for this division. Net cash provided by operating activities of the insurance division (which excludes annuity sales and surrenders) in 1995 and 1994 was approximately $87 million and $64 million, respectively, resulting primarily from cash earnings on investments. The Company monitors available cash and cash equivalents to maintain adequate balances for current payments while maximizing cash available for longer term investment activities. The Company's financing activities during 1995 and 1994 reflect approximately $136 million and $250 million, respectively, in cash received primarily from sales by UCLIC of its annuity products. The Company believes that the decrease in annuity sales is due in part to the interest rate environment, particularly the relative relationship between short term and intermediate term interest rates, and to the focus by UCLIC on development of its variable annuity product. In addition, a financial institution which produced approximately 10% of UCLIC's annuity sales in 1994 discontinued the sale of annuities for UCLIC in 1995 subsequent to the merger of such financial institution. As reflected in the net cash used by investing activities during the same periods, investment purchases were approximately $137 million and $300 million, respectively, reflecting the investment of these funds and the reinvestment of proceeds from maturities of investments. Cash used by financing activities during these twelve month periods also reflects payments of $223 million and $192 million primarily on annuity products resulting from policyholder surrenders and claims. The increase in annuity surrenders during 1995 was expected, due in part to an increase in the amount of annuity policies which were beyond the surrender penalty period. Should annuity surrenders continue to exceed annuity sales, such consequence will decrease the liquidity of UCLIC and potentially result in the sale of certain assets, such as bonds and loans, prior to their maturity, which may be at a loss. UCLIC's investments at December 31, 1995, included approximately $345 million in residential and commercial mortgage loans, and the amortized cost of its bond portfolio included $378 million in corporate and government bonds and private debt placements and $778 million in mortgage-backed securities.

         As a Louisiana domiciled insurance company, UCLIC is subject to certain regulatory restrictions on the payment of dividends. UCLIC had the capacity at December 31, 1995 to pay dividends of $9.2 million. UCLIC did not pay any dividends to the Company during 1993, 1994 or 1995 in order to retain capital in UCLIC.

PENDING SALE OF UCLIC                   .

         On February 2, 1996, the Company signed a Stock Purchase Agreement (the "Agreement") dated as of January 30, 1996, for the sale of all of the outstanding capital stock of UCLIC to UC Life Holding Corp., a new Delaware corporation formed by Knightsbridge Capital Fund I, L.P. for an aggregate amount of $164 million plus earnings of UCLIC from January 1, 1996, to closing of the transaction. Knightsbridge, which is a private investment partnership with institutional partners, was formed in 1995 to make equity investments in companies engaged primarily in the life insurance industry.

         Under the terms of the agreement, the sales price is comprised of cash currently estimated to be $109 million and UCLIC real estate and other assets to be distributed to the Company prior to the closing. The real estate to be distributed includes portions of the United Plaza office park, including the Company's home office. In addition, the Company will purchase a convertible promissory note from an affiliate of the purchaser for $15 million in cash. The note matures in 11 years and bears interest at a rate of 8% per annum payable at maturity. The Company does not expect the sale of UCLIC to have a material effect on net income.

         The purchaser also agreed that UCLIC would continue to be an investor in first lien home equity loans originated by the Company's lending operations and that UCLIC's home office operations would be maintained in its present location in Baton Rouge, Louisiana following the closing for at least two years. The agreement is subject to approval by UCFC's shareholders and regulatory authorities and the satisfaction of other conditions, and provides that the closing will occur on or before July 31, 1996.

RATINGS

          The Company. During 1994, the Company sold publicly $125 million of its unsecured and unsubordinated 9.35% senior notes due November 1, 1999. Duff and Phelps Credit Rating Co. ("D&P") rated the issue BBB, Standard and Poor's, a division of The McGraw-Hill Companies, Inc. ("S&P"), rated the notes BBB- and Moody's Investor Services, Inc. ("Moody's") rated the notes Ba2, respectively. D&P previously assigned a rating of BBB to the Bank Facility.

         On July 25, 1995 the Company issued $100 million of its unsecured and unsubordinated 7% senior notes due July 15, 1998. The notes received ratings of "BBB" from D&P, "BBB-" from S&P and "Ba2" from Moody's.

         Life insurance subsidiary. In June, 1994, A.M. Best Company ("Best") reaffirmed its "A-" (Excellent) rating of UCLIC. Best's ratings depend in part on its analysis of an insurance company's financial strength, operating performance and claims paying ability. In addition, in 1995, S&P revised the rating scale used in assigning its qualified solvency ratings of insurance companies and, as a result, revised its rating assigned to UCLIC from "BBq" to "Aq".

         On October 24, 1995, D&P placed the 'A+' (Single-A-Plus) claims paying ability rating of UCLIC on Rating Watch--Uncertain. This rating action is based upon the announcement by the Company that it was evaluating strategic alternatives regarding UCLIC, including the possible sale of UCLIC. D&P reported that the claims paying ability rating would remain on Rating Watch--Uncertain until more information becomes known about UCLIC's ultimate position within the Company's organization or another organization.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.



INDEPENDENT AUDITORS' REPORT

To the Stockholders of
United Companies Financial Corporation:

We have audited the accompanying consolidated balance sheets of United Companies Financial Corporation and its subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedules listed in the Index at Item 14. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of United Companies Financial Corporation and its subsidiaries at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 1.11 of the Notes to the Consolidated Financial Statements, in 1995 the Company changed its method of accounting for mortgage servicing rights to conform with Statement of Financial Accounting Standards No. 122.

DELOITTE & TOUCHE LLP

Baton Rouge, Louisiana
February 29, 1996

            UNITED COMPANIES FINANCIAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                                                           December 31,
                                                                                   --------------------------
                                                                                      1995            1994
                                                                                   -----------    -----------
Assets                                                                                   (in thousands)
Cash and cash equivalents...................................................       $    28,087    $    56,359
Temporary investments - reserve accounts ...................................           155,254         81,980
Investment securities
    Trading ................................................................               752            679
    Available-for-sale .....................................................         1,140,421        960,100
    Held-to-maturity .......................................................            51,586         57,391
    Other ..................................................................            25,594         26,672
Loans - net ................................................................           413,574        369,382
Capitalized excess servicing income ........................................           283,454        179,065
Deferred policy acquisition costs ..........................................            90,703         91,915
Accrued interest receivable ................................................            53,265         37,200
Property - net .............................................................            38,659         30,565
Deferred income tax benefit ................................................              --            7,420
Net assets of discontinued operations ......................................             6,245          9,736
Other assets ...............................................................            79,292         69,791
                                                                                   -----------    -----------
           Total assets.....................................................       $ 2,366,886    $ 1,978,255
                                                                                   ===========    ===========

Liabilities and Stockholders' Equity

Annuity reserves............................................................       $ 1,417,803    $ 1,425,973
Notes payable ..............................................................           255,756        213,668
Insurance reserves .........................................................           113,002        120,992
Deferred income taxes payable ..............................................            64,461           --
Allowance for loss on loans serviced .......................................            44,970         26,822
Repurchase agreements ......................................................            40,857           --
Other liabilities ..........................................................            48,086         35,550
                                                                                   -----------    -----------
           Total liabilities ...............................................         1,984,935      1,823,005
                                                                                   -----------    -----------

Stockholders' equity:
    Preferred stock, $2 par value;
        Authorized - 20,000,000 shares;
        Issued - 1,955,000 shares of 6 3/4% PRIDES(sm)  ($44 per share
           liquidation preference) .........................................             3,910           --
    Common stock, $2 par value;
        Authorized - 100,000,000 shares;
        Issued - 29,302,246 and 28,541,154 shares ..........................            58,604         57,082
    Additional paid-in capital .............................................           179,848         94,129
    Net unrealized gain (loss) on securities ...............................            29,514        (46,858)
    Retained earnings ......................................................           122,816         62,025
    Treasury stock and ESOP debt ...........................................           (12,741)       (11,128)
                                                                                   -----------    -----------
        Total stockholders' equity .........................................           381,951        155,250
                                                                                   -----------    -----------
           Total liabilities and stockholders' equity.......................       $ 2,366,886    $ 1,978,255
                                                                                   ===========    ===========

                                 See notes to consolidated financial statements.

            UNITED COMPANIES FINANCIAL CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME



                                                               Year Ended December 31,
                                                        -----------------------------------
                                                           1995         1994         1993
                                                        ---------    ---------    ---------
                                                       (in thousands, except per share data)
Revenues:
   Interest, charges and fees on loans ..............   $ 128,665    $ 111,994    $  92,737
   Loan sale gains ..................................     142,156       86,735       59,441
   Investment income ................................     104,062       84,666       75,527
   Loan servicing income ............................      14,559       19,926       13,624
   Net insurance premiums ...........................       8,508       11,373       18,684
                                                        ---------    ---------    ---------
   Total ............................................     397,950      314,694      260,013
                                                        ---------    ---------    ---------

Expenses:
   Interest on annuity policies .....................      79,086       73,065       76,086
   Personnel ........................................      76,022       57,380       40,784
   Interest .........................................      28,308       14,563       10,158
   Loan loss provision ..............................      16,025       13,457       17,343
   Insurance commissions ............................      13,630       14,264       13,920
   Insurance benefits ...............................       9,930       12,654       18,200
   Other operating ..................................      60,185       45,237       40,461
                                                        ---------    ---------    ---------
           Total ....................................     283,186      230,620      216,952
                                                        ---------    ---------    ---------

Income from continuing operations before income taxes     114,764       84,074       43,061

Provision for income taxes ..........................      41,805       29,492       14,744
                                                        ---------    ---------    ---------

Income from continuing operations ...................      72,959       54,582       28,317

Loss from discontinued operations:
   Loss from discontinued operations, net of
       income tax expense benefit of $1,084
       $2,702 and $314, respectively ................      (2,014)      (5,048)        (676)
   Loss on disposal, net of income tax benefit
       of $794 and $8,326, respectively .............      (1,477)        --        (16,066)
                                                        ---------    ---------    ---------
           Total ....................................      (3,491)      (5,048)     (16,742)
                                                        ---------    ---------    ---------

Net income ..........................................   $  69,468    $  49,534    $  11,575
                                                        =========    =========    =========

Per share data:
   Income from continuing operations ................   $    2.36    $    1.92    $    1.20
   Loss from discontinued operations ................        (.11)        (.18)        (.71)
                                                        ---------    ---------    ---------
   Net income .......................................   $    2.25    $    1.74    $     .49
                                                        =========    =========    =========



                                 See notes to consolidated financial statements.

            UNITED COMPANIES FINANCIAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                              Year Ended December 31,
                                                                                 -------------------------------------------
                                                                                       1995           1994           1993
                                                                                 -------------------------------------------
                                                                                                   (in thousands)
Cash flows from continuing operating activities:
     Income from continuing operations .......................................   $    72,959    $    54,582    $    28,317
     Adjustments to reconcile income from continuing operations to net cash provided by continuing operating activities:
        Decrease (increase) in deferred policy acquisition costs .............         1,212         (8,420)        (3,488)
        Increase in accrued interest receivable ..............................       (16,065)        (7,033)        (3,401)
        Decrease (increase) in other assets ..................................         2,044         (8,155)           595
        Decrease in insurance reserves .......................................        (7,990)       (12,596)        (8,727)
        Increase (decrease) in other liabilities .............................        (5,911)        (2,829)        18,241
        Loan sale gains ......................................................      (164,112)       (94,673)       (62,896)
        Amortization of capitalized excess servicing income ..................        72,719         40,255         21,544
        Investment gains .....................................................          (325)          (219)          (595)
        Interest on annuity policies .........................................        79,086         73,065         76,086
        Loan loss provision ..................................................        16,025         13,457         17,343
        Amortization and depreciation ........................................         4,462          3,387          3,624
        Deferred income taxes ................................................        30,758         12,301         (3,532)
        Proceeds from sales and principal collections of loans
          held for sale ......................................................     1,507,514      1,000,970        478,213
        Originations and purchases of loans held for sale ....................    (1,600,213)      (949,448)      (595,893)
        Net cash flows from trading investment securities ....................           (73)          (687)          --
                                                                                 -----------    -----------    -----------
                 Net cash provided (used) by continuing operating activities .        (7,910)       113,957        (34,569)
                                                                                 -----------    -----------    -----------

Cash flows from discontinued operating activities ............................          --           (2,889)        (5,612)
                                                                                 -----------    -----------    -----------

Cash flows from investing activities:
           Principal collected on loans held for investment ..................        77,182         94,588         95,755
           Proceeds from sales of loans held for investment ..................          --             --              593
           Originations and acquisition of loans held for investment .........       (39,547)        (8,798)        (4,560)
           Increase in reserve accounts ......................................       (73,274)       (54,308)       (20,046)
           Proceeds from sales of investment securities ......................        27,047          9,459         25,475
           Proceeds from maturities or calls of investment securities ........        53,914         76,978        117,117
           Purchase of held-to-maturity securities ...........................          --             --         (283,853)
           Purchases of available-for-sale securities ........................      (136,579)      (300,384)          --
           Capital expenditures ..............................................       (10,885)        (4,693)          (893)
                                                                                 -----------    -----------    -----------
                 Net cash used by investing activities .......................      (102,142)      (187,158)       (70,412)
                                                                                 -----------    -----------    -----------

Cash flows from financing activities:
           Payments on mortgage loan .........................................          --             --          (15,750)
           Proceeds from senior debt and mortgage loan .......................       103,219        125,192           --
           Decrease in revolving credit debt .................................       (72,163)       (82,838)       (35,000)
           Increase (decrease) in repurchase agreement .......................        40,857        (30,000)        30,000
           Increase (decrease) in debt with maturities of three months or less       (14,750)        14,250           (600)
           Increase in warehouse loan facility ...............................        19,321           --             --
           Proceeds from ESOP debt ...........................................         6,283           --             --
           Payments on ESOP debt .............................................          (321)          --             --
           Deposits received from annuities ..................................       135,534        249,737        207,682
           Payments on annuities .............................................      (222,791)      (191,811)      (136,340)
           Cash dividends paid ...............................................        (8,677)        (5,050)        (3,624)
           Increase in managed cash overdraft ................................        11,241         10,374          2,409
           Proceeds from issuance of stock ...................................        83,254          4,545         48,714
           Increase in unearned ESOP compensation ............................        (2,313)        (2,434)          --
           Proceeds from exercise of stock options and warrants ..............         3,086            542            298
                                                                                 -----------    -----------    -----------
                 Net cash provided by financing activities ...................        81,780         92,507         97,789
                                                                                 -----------    -----------    -----------
Increase (decrease) in cash and cash equivalents .............................       (28,272)        16,417        (12,804)
Cash and cash equivalents at beginning of period .............................        56,359         39,942         52,746
                                                                                 -----------    -----------    -----------
Cash and cash equivalents at end of period ...................................   $    28,087    $    56,359    $    39,942
                                                                                 ===========    ===========    ===========

                                 See notes to consolidated financial statements.

            UNITED COMPANIES FINANCIAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                   Net                     Treasury
                                                                 Additional     Unrealized                Stock and        Total
                                        Common      Preferred     Paid-in     Gain (Loss) on   Retained      ESOP      Stockholders'
                                         Stock       Stock        Capital       Securities     Earnings      Debt         Equity
                                      ---------    ----------   -----------     ----------    ---------- -----------   ------------
                                                                               (in thousands)
Balance, December 31, 1992,
     as previously reported...........$  18,730                  $   31,461                   $  52,037  $   (5,970)   $   96,258
Effect of 1995 stock split............   18,730                     (18,730)
                                      ---------    ----------   -----------      --------    ----------  -----------   ----------
Balance, December 31, 1992,
     as restated......................   37,460                      12,731                      52,037       (5,970)      96,258
Net income............................                                                           11,575                    11,575
Dividends paid........................                                                           (3,624)                   (3,624)
Decrease in ESOP debt.................                                                                           147          147
Common stock options
     exercised........................    1,476                       1,301                                                 2,777
Treasury shares acquired..............                                                                        (2,479)      (2,479)
Preferred stock issued................             $   20,000        (1,239)                                               18,761
Preferred stock converted into
  common stock........................    7,804       (20,000)       12,196
Common stock issued...................    4,000                      25,953                                                29,953
                                      ---------    ----------   -----------      --------    ----------  -----------   ----------

Balance, December 31, 1993............   50,740         -            50,942                      59,988       (8,302)     153,368
Net income............................                                                           49,534                    49,534
Dividends paid........................    5,184                      37,263                     (47,497)                   (5,050)
Increase in ESOP debt.................                                                                        (2,222)      (2,222)
Common stock options..................
     exercised........................      398                       1,749                                                 2,147
Treasury shares acquired..............                                                                          (604)        (604)
Common stock issued...................      600                       3,945                                                 4,545
Common stock warrants
  exercised...........................      160                         230                                                   390
Mark-to-market adjustment
  on investments......................                                            (46,858)                                (46,858)
                                      ---------    ----------   -----------      --------    ----------  -----------   ----------

Balance, December 31, 1994               57,082           -          94,129       (46,858)       62,025      (11,128)     155,250
Net income............................                                                           69,468                    69,468
Dividends paid........................                                                           (8,677)                   (8,677)
Increase in ESOP debt.................                                                                       ( 1,613)      (1,613)
Common stock warrants
     exercised........................      704                         696                                                 1,400
Common stock options
     exercised........................      818                       5,386                                                 6,204
Preferred stock issued................                  3,910        79,344                                                83,254
Release of ESOP shares................                                  293                                                   293
Mark-to-market adjustment
     on investments...................                                             76,372                                  76,372
                                      ---------    ----------   -----------      --------    ----------  -----------   ----------
Balance, December 31, 1995            $  58,604    $    3,910   $   179,848      $ 29,514    $  122,816  $   (12,741)  $  381,951
                                      =========    ==========   ===========      ========    ==========  ===========   ==========


                                 See notes to consolidated financial statements.

            UNITED COMPANIES FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


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

     1.2(a) Loan Sales. The Company sells substantially all loans which it originates and generally retains the servicing rights on loans sold. At the time of sale, the Company recognizes a gain on loans sold in an amount equal to the present value of the difference between the interest spread retained by the Company and a normal servicing fee and other expenses over the estimated life of the loan. Under the sales/servicing agreements, the buyer receives the principal collected on the loan and an agreed upon rate of return on the outstanding principal balance; the Company retains the excess of the interest at the contractual rate over the sum of the rate paid to the buyer (the "pass-through" rate) and, where applicable, the trustee fee and surety bond fee. Generally, this interest spread retained by the Company differs significantly from a normal servicing fee and is reflected on the Company's balance sheet as a receivable, capitalized excess servicing income. Capitalized excess servicing income is calculated using prepayment, default and interest rate assumptions that the Company believes market participants would use for similar financial instruments at the time of the sale but is not reduced for estimated credit losses under recourse provisions of the sale. Such estimated credit losses are shown separately as a liability on the Company's balance sheet as allowance for loss on loans serviced. The Company has developed its assumptions based on experience with its own loan portfolio and available market data. For fixed rate loans the Company uses prepayment assumptions based on the prepayment experience of its owned and serviced loan portfolio. Prepayment rates for adjustable rate loans are derived from available market data and prepayment experience of the Company's owned and serviced portfolio. The weighted average discount rate used by the Company to determine the present value of expected cash flows from excess servicing arising from loan sale transactions occurring in 1995, 1994 and 1993 was 10%. Gains from partial sales of loans are adjusted based on fair value on the date that the loan was acquired or, if not practicable, the date of the sale. The Company believes that the capitalized excess servicing income recognized at the time of sale does not exceed the amount that would have been received if it were sold in the marketplace.

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

     1.2(c) Loan Servicing. The Company generally retains the right to service loans it originates and subsequently sells or securitizes in the secondary market. Fees for servicing loans and mortgage-backed securities relating to loans originated by the Company and sold with servicing rights retained are generally based on a stipulated percentage of the outstanding principal balance of such loans and are recognized when earned. Interest received on loans sold, less amounts paid to investors, is reported as loan servicing income. Capitalized excess servicing income is amortized systematically to reduce loan servicing income to an amount representing normal servicing income and the present value discount. Prior to the adoption of Statement of Financial Accounting Standards No. 122 ("SFAS 122"), "Accounting for Mortgage Servicing Rights", the Company recognized late charges and other ancillary income when collected and charged costs to service mortgage loans when incurred. As further discussed in Note 1.11, the Company implemented the provisions of SFAS 122 in the third quarter of 1995 and, in connection therewith, changed its method of accounting for mortgage servicing rights to recognize as separate assets rights to service mortgage loans for others that have been acquired through either the purchase or origination of such loans.

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

     1.2(e) Allowance for Loss on Loans Serviced. The Company's loan sale agreements generally provide for the subordination of cash and excess interest spread relating to the loans sold. Such subordination relates to credit losses which may occur after the sale of the loans and continues until the earlier of the payment in full of the loans or the termination of the agreement pursuant to which the loans were sold. In connection with the securitization and sale of home equity pass-through certificates, the interest retained by the Company is subordinated to a limited extent to the sold certificates and will be used to fund a reserve account, thereby providing a credit enhancement to the holders of the certificates. On certain loan sale transactions prior to 1991, the loan sale agreements provided limited recourse against the Company for credit losses. The Company has funded a portion of such recourse through the pledge of certificates of deposit. Regardless of the structure of the loan sale transaction, the Company estimates the amount of future losses under the loan sale agreements and provides a reserve for such loss in determining the amount of gain recorded on the sale.

     1.2(f)   Other.  Loans are placed on a nonaccrual status when they are past due 150 days.

     1.2(g) Property Acquired in Satisfaction of Debt. The Company records properties received in settlement of loans ("foreclosed property") at the lower of their market value less estimated costs to sell ("market") or the outstanding loan amount plus accrued interest ("cost"). The Company accomplishes this by providing a specific reserve, on a property by property basis, for the difference between market and cost. Market value is determined by property appraisals performed either by Company personnel or independent appraisers. The related adjustments are included in the Company's provision for loan losses.

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

              Participating business, primarily related to the Company's pre-need funeral policy, represented 8.2%, 7.2%, and 6.3% of the life insurance in force as of December 31, 1995, 1994 and 1993, respectively. The amount of dividends paid on participating policies is based on published dividend scales and totaled $1.2 million, $1.0 million and $1.5 million for the years ended December 31, 1995, 1994 and 1993, respectively.

     1.3(b)   Reinsurance.

              Life insurance. UCLIC generally reinsures with other insurance companies the portion of any one risk which exceeds $100,000. On certain types of policies this limit is $25,000. UCLIC is contingently liable for insurance ceded to reinsurers. Premiums ceded under reinsurance agreements were $1.7 million, $2.1 million, and $3.6 million in 1995, 1994 and 1993, respectively. Reserve credit taken under reinsurance agreements totaled $32.9 million, $34.0 million and $35.2 million at December 31, 1995, 1994 and 1993, respectively.

              UCLIC has assumed the following reinsurance from other insurers:

                                                      Insurance
                                                      in Force         Premiums
                                                     -----------     -----------
                                                              (in thousands)
                  1995.............................  $   992,979     $     2,589
                  1994.............................    1,106,148           2,966
                  1993.............................    1,106,721           3,039

              UCLIC has a receivable at December 31, 1995 of approximately $33.9 million from one reinsurer; however, the funds supporting the receivable are escrowed in a separate trust account for the benefit of UCLIC by the reinsurer.

              The following table reflects the effect of reinsurance agreements on premiums and the amounts earned for the periods indicated.

                                                    Year Ended December 31,
                                            ------------------------------------
                                               1995          1994         1993
                                            ---------     ---------    ---------
                                                         (in thousands)
    Direct premiums........................ $  7,659      $ 10,537     $ 19,294
    Reinsurance assumed....................    2,589         2,966        3,039
    Reinsurance ceded......................   (1,740)       (2,130)      (3,649)
                                            --------      --------    ---------
       Net insurance premiums.............. $  8,508      $ 11,373     $ 18,684
                                            ========      ========     ========

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

     1.5 Investment securities. In accordance with the provisions of Statement of Financial Accounting Standards No. 115 ("SFAS 115"), the Company classifies securities in one of three categories: "available-for-sale", "held-to-maturity" or "trading". Securities classified as held-to-maturity are carried at amortized cost, whereas securities classified as trading securities or available-for-sale are recorded at fair value. The adjustment, net of applicable income taxes, for investments classified as available-for-sale is recorded in "Net unrealized gain (loss) on securities" and is included in Stockholders' equity on the balance sheet and the adjustment for investments classified as trading is recorded in "Investment income" in the statement of income.

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

     1.8 Cash Equivalents. For purposes of the Statements of Cash Flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At December 31, 1995, cash equivalents totaled $28.1 million bearing interest rates ranging from 5.25% to 5.61% per annum.

     1.9 Repurchase agreements. At December 31, 1995, UCLIC had a liability of approximately $40.9 million incurred pursuant to securities sold under agreements to repurchase ("repurchase agreements"). The securities sold under these agreements are classified as "Available-for-sale" investment securities and are carried at their aggregate market value of $42.2 million at December 31, 1995. The repurchase agreements bear interest at 5.70% and 5.74% and matured in January, 1996.

     1.10 Financial instruments. The Company from time to time enters into interest rate hedge mechanisms to manage its exposure to interest rate changes in connection with the securitization and sale of its home equity loans. The Company closes out the hedge position to coincide with the related loan sale and recognizes the results of the hedge transaction in determining the amount of the related loan sale gain.

     1.11 Accounting Standards. In May 1993 and in October 1994, the FASB issued Statements of Financial Accounting Standards Nos. 114 and 118 ("SFAS 114" and "SFAS 118") which address the accounting by creditors for impairment of loans and specify how allowances for credit losses related to certain loans should be determined. The statements also address the accounting by creditors for all loans that are restructured in a troubled debt restructuring involving modification of terms of a receivable. The implementation of the provisions of SFAS 114 and SFAS 118 in the first quarter of 1995 did not have a material effect on the financial statements of the Company.

          On May 12, 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights" ("SFAS No. 122"). SFAS No. 122 requires that a mortgage banking enterprise recognize as separate assets rights to service mortgage loans for others that have been acquired through either the purchase or origination of such loans. With respect to loans originated, this is accomplished by allocating total costs incurred between the loan and the servicing rights based on their relative fair values. The estimated fair value of the servicing rights is determined by discounting expected future cash flows using a discount rate commensurate with the risk involved. Prior to the adoption of SFAS No. 122, the Company recognized late charges and other ancillary income when collected and charged costs to service mortgage loans when incurred. The Company elected to implement the provisions of this statement on a prospective basis during the third quarter of 1995. The assumptions used by the Company included estimates of the cost of servicing the loans, the discount rate, float value, inflation rate, ancillary income per loan, prepayment speeds and default rates. The amount capitalized at December 31, 1995 was $5.8 million and is included in "other assets". Net income for 1995 was increased by $3.9 million, or $.13 per share, respectively, on a fully diluted basis as a result of the Company's implementation of SFAS No. 122.

              On October 23, 1995, the FASB issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 encourages, but does not require, the recognition of compensation expense for grants of stock, stock options and other equity instruments to employees based on a fair value method of accounting. Companies are permitted to continue to apply the existing accounting rules contained in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"); however, companies that choose to retain this method of accounting will be required to provide expanded disclosures of pro forma net income and earnings per share in the notes to financial statements as if the new fair value method of accounting had been adopted. The provisions of SFAS 123 are effective for fiscal years beginning after December 15, 1995. The Company has elected to continue to apply the accounting rules contained in APB 25 and to comply with the additional disclosure requirements as set forth in SFAS 123.

          1.12 Reclassifications. Certain prior year amounts have been reclassified to conform with the current year presentation. Such reclassifications had no effect on net income.

2.   INVESTMENT SECURITIES - NET

     The Company's portfolio of investment securities as of December 31, 1995 consisted of the following:


                                                     Amortized       Unrealized   Unrealized       Fair
                                                        Cost           Gains        Losses         Value
                                                    -------------------------------------------------------
                                                                         (in thousands)
Trading
         Common stock.............................. $        545    $       215    $      8     $       752
                                                    ============    ===========    ========     ===========

Available-for-sale
         Debt securities
             Corporate............................. $    328,546    $    22,452    $    679     $   350,319
             U.S. Treasury.........................       11,504            409           -          11,913
               Mortgage-backed.....................      733,516         22,258         602         755,172
               Foreign governments.................       20,394          1,916           -          22,310
               Other...............................          425             21           -             446
                                                    ------------    -----------    --------     -----------
Total..............................................    1,094,385         47,056       1,281       1,140,160
                                                    ------------    -----------    --------     -----------

          Equity securities........................          629             78         446             261
                                                    ------------    -----------    --------     -----------
                    Total.......................... $  1,095,014    $    47,134       1,727     $ 1,140,421
                                                    ============    ===========    ========     ===========
Held-to-maturity
          Debt securities
              Corporate............................ $      6,692    $       550    $      -     $     7,242
              Mortgage-backed......................       44,894          1,414       3,939          42,369
                                                    ------------    -----------    --------     -----------
                    Total.......................... $     51,586    $     1,964       3,939     $    49,611
                                                    ============    ===========    ========     ===========
Other
          Investment in limited partnerships....... $     25,594                                $    25,594
                                                    ============                                ===========

    The Company's portfolio of investment securities as of December 31, 1994 consisted of the following:


                                                         Amortized         Unrealized      Unrealized         Fair
                                                            Cost              Gains          Losses           Value
                                                       ----------------------------------------------------------------
                                                                               (in thousands)
   Trading
         Common stock.............................     $          656     $         51    $         28    $         679
                                                       ==============     ============    ============    =============

   Available-for-sale
         Debt securities
             Corporate............................     $      258,549     $        321    $     13,148    $     245,722
             U.S. Treasury........................             10,720               31             238           10,513
             Mortgage-backed......................            743,359               22          58,218          685,163
             Foreign governments..................             18,433              190             603           18,020
             Other................................                425               13               -              438
                                                       --------------     ------------    ------------    -------------
                   Total..........................          1,031,486              577          72,207          959,856
                                                       --------------     ------------    ------------    -------------

          Equity securities.......................                703               36             495              244
                                                       --------------     ------------    ------------    -------------
                   Total..........................     $    1,032,189     $        613    $     72,702    $     960,100
                                                       ==============     ============    ============    =============
   Held-to-maturity
          Debt securities
              Corporate...........................     $       10,829     $        300    $        212    $      10,917
              Mortgage-backed.....................             46,562              110           2,505           44,167
                                                       --------------     ------------    ------------    -------------
                   Total..........................     $       57,391     $        410    $      2,717    $      55,084
                                                       ==============     ============    ============    =============
   Other
         Investment in limited partnerships.......     $       26,672                                     $      26,672
                                                       ==============                                     =============

    The cost and estimated fair value of debt securities at December 31, 1995, by contractual maturity are shown below. Expected maturities may differ from contractual maturities because certain issues may have the right to call or prepay obligations with or without call or prepayment penalties.


                                                           Available-for-Sale                   Held-to-Maturity
                                                    ------------------------------          ----------------------------
                                                      Amortized         Fair                 Amortized         Fair
                                                        Cost            Value                   Cost           Value
                                                    -------------    -------------          -----------     ------------
                                                                               (in thousands)
1 year or less..................................... $       6,601    $       6,513          $      -        $       -
Over 1 year through 5 years........................        80,080           84,349                2,286            2,361
Over 5 years through 10 years......................       266,238          285,826                4,406            4,881
After 10 years.....................................         7,950            8,300                  -               -
Mortgage-backed securities.........................       733,516          755,172               44,894           42,369
                                                    -------------    -------------          -----------     ------------
         Total..................................... $   1,094,385    $   1,140,160          $    51,586     $     49,611
                                                    =============    =============          ===========     ============



     Net unrealized gains (losses) on available-for-sale securities included in Stockholders' equity at December 31, 1995 and 1994 are presented net of deferred income taxes (benefit) of $15.9 million and ($25.2) million, respectively.

     Proceeds from the sales of investments during 1995 totaled $27.0 million and resulted in realized investment gains of $.3 million. Net investment gains for the years ended December 31, 1995, 1994 and 1993 were $.5 million, $.2 million and $.6 million, respectively, and are included in investment income. At December 31, 1995, securities with a cost of $9.4 million were on deposit with insurance regulatory authorities.

3.   LOANS - net

     3.1      Loans Owned.   The following schedule sets forth the components
of Loans owned by the Company at December 31, 1995 and 1994.


                                                                          December 31,
                                                             --------------------------------------
                                                                1995                       1994
                                                             ------------             -------------
                                                                         (in thousands)
Home equity...............................................   $   236,987              $    202,551
Commercial................................................       169,990                   155,271
Conventional..............................................         1,340                     1,106
Foreclosed properties.....................................        25,017                    31,073
Nonrefundable loan fees...................................        (4,950)                   (4,538)
Consumer and other........................................           732                     1,536
                                                             ------------             -------------
    Total.................................................   $   429,116              $    386,999
                                                             ============             =============

     Included in owned loans at December 31, 1995 and 1994 were nonaccrual loans totaling $20.8 million and $21.7 million, respectively.

     The following schedule summarizes the composition of Loans - net at December 31, 1995 and 1994:


                                                                         December 31,
                                                            ---------------------------------------
                                                               1995                        1994
                                                            ------------              -------------
                                                                        (in thousands)
Loans.....................................................  $   429,116               $    386,999
Allowance for loan losses.................................      (14,891)                   (16,508)
Unearned discount.........................................         (651)                    (1,109)
                                                            ------------              -------------
Loans - net...............................................  $   413,574               $    369,382
                                                            ============              ============

     3.2 Loans Serviced. The following table sets forth the loans serviced by the Company for third parties at December 31, 1995 and 1994, by type of loan. The right to service these loans was retained upon their sale in the secondary market. Substantially all of these loans were originated by the Company.


                                                                          December 31,
                                                             -------------------------------------
                                                                1995                      1994
                                                             ------------             ------------
                                                                         (in thousands)
Home equity...............................................   $  2,464,495             $  1,480,047
Commercial................................................         81,251                  126,691
Conventional..............................................         57,198                   73,136
                                                             ------------             ------------
          Total...........................................   $  2,602,944             $  1,679,874
                                                             ============             ============

     3.3 Loan Loss Allowances. The Company provides an estimate for future credit losses in an Allowance for Loan Losses for loans owned by the Company and in an Allowance for Loss on Loans Serviced for loans serviced for others.

          A summary analysis of the changes in the Company's Allowance for Loan Losses is as follows:


                                      Year Ended December 31,
                                 --------------------------------
                                   1995         1994        1993
                                 --------    ---------   --------
                                          (in thousands)
Balance at beginning of period   $ 16,508    $ 21,017    $ 15,842

Loans charged to allowance
    Home equity ..............    (13,818)    (12,745)     (9,114)
    Commercial ...............     (4,416)     (5,767)     (3,579)
    Conventional .............       (178)       (149)       (142)
                                 --------    --------    --------
         Total ...............    (18,412)    (18,661)    (12,835)
Recoveries on loans previously
  charged to allowance .......      1,643       1,209         631
                                 --------    --------    --------

Net loans charged off ........    (16,769)    (17,452)    (12,204)

Loan loss provision ..........     16,025      13,457      17,343
Reserve reclassification .....       (873)       (514)         36
                                 --------    --------    --------

Balance at end of year .......   $ 14,891    $ 16,508    $ 21,017
                                 ========    ========    ========

Specific reserves ............   $  5,445    $  6,571    $  8,500
Unallocated reserves .........      9,446       9,937      12,517
                                 --------    --------    --------

Total reserves ...............   $ 14,891    $ 16,508    $ 21,017
                                 ========    ========    ========

          Specific reserves are provided for foreclosures in which the carrying value of the loan exceeds the market value of the collateral. Unallocated reserves are provided for loans not in foreclosure and are calculated primarily using objective measurement techniques. Unallocated reserves also include reserves for active loans which have been modified or indicate potential problems as well as reserves for a $32.5 million subordinated position the Company acquired in connection with the securitization and sale of approximately $230 million in commercial real estate mortgage loans in 1990. At December 31, 1995, the Company owned $25.0 million of property acquired in settlement of loans, excluding the specific reserves attributed to these properties. These balances are included in the loans owned by the Company. The specific reserve in the table above is provided to reduce the carrying value of these properties to their estimated market value.

          A summary of the allowances for future credit losses on loans and foreclosed properties owned by the Company and loans sold with recourse is as follows:

                                                     December 31,
                                             ----------------------------
                                               1995       1994     1993
                                             -------   --------  --------
                                                    (in thousands)
Allowance for loan losses
  (applicable to loans and
  foreclosed properties owned
       by the Company) ...................   $14,891   $16,508   $21,017

Allowance for loss on loans serviced
  (applicable to loans sold with recourse)    44,970    26,822    12,938
                                             -------   -------   -------
       Total .............................   $59,861   $43,330   $33,955
                                             =======   =======   =======


         As of December 31, 1995, approximately $2.5 billion of home equity loans sold were serviced under agreements substantially all of which provide for the subordination of cash and excess interest spread owned by the Company for credit losses ("loans sold with recourse"). The maximum recourse associated with sales of home equity loans according to terms of the loan sales agreements was approximately $475 million at December 31, 1995, of which $466 million relates to the subordinated cash and excess interest spread. The Company's estimate of its losses, based on historical loan loss experience, was approximately $45.0 million at December 31, 1995 and is recorded in the Company's allowance for loss on loans serviced. Should credit losses on loans sold with limited recourse, or subordination of cash and excess interest spread owned by the Company, materially exceed the Company's estimate for such losses, such consequence will have a material adverse impact on the Company's operations.

     3.4 Concentration of Credit Risk. The Company's serviced portfolio is geographically diversified. Although the Company services mortgage loans in 48 states, at December 31, 1995, a substantial portion of loans serviced were originated in Florida (10.5%), Ohio (10.0%) and Louisiana (8.8%) , respectively, and no other state accounted for more than 7.5% of the serviced portfolio. Included in the serviced portfolio are commercial loans originated by the Company, a substantial portion of which were originated in Florida (25.9%), Georgia (19.4%) and Colorado (10.9%) and no other state accounted for more than 8.0% of the commercial loans serviced. The risk inherent in such concentrations is dependent not only upon regional and general economic stability which affects property values, but also the financial well-being and creditworthiness of the borrower.

     3.5 Commitments. The Company uses a prefunding feature in connection with loan securitization transactions. At December 31, 1995 approximately $3.7 million was held in a prefunding account for the purchase of the Company's home equity loans during the first quarter of 1996. Pursuant to this commitment, home equity loans with a remaining principal balance of approximately $3.7 million were delivered January 10, 1996.

4.   PROPERTY - NET

     Property is summarized as follows:

                                                                                    December 31,
                                                                            ---------------------------
                                                                               1995              1994
                                                                            ---------         ---------
                                                                                    (in thousands)
     Land and buildings................................................     $  41,796         $  34,716
     Furniture, fixtures and equipment.................................        21,751            18,943
                                                                            ---------         ---------
         Total.........................................................        63,547            53,659
     Less accumulated depreciation.....................................       (24,888)          (23,094)
                                                                            ---------         ---------
         Total.........................................................      $ 38,659         $  30,565
                                                                            ==========        =========

     Rental expense on operating leases, including real estate, computer equipment and automobiles, totaled $6.4 million, $5.3 million and $3.3 million during 1995, 1994 and 1993, respectively. Minimum annual commitments at December 31, 1995 under noncancellable operating leases are as follows (in thousands):

                     1996.............................................     $   5,652
                     1997.............................................         3,686
                     1998.............................................         1,544
                     1999.............................................           386
                     2000 ............................................           108
                     Thereafter.......................................             4
                                                                           ---------
                             Total....................................     $  11,380
                                                                           =========

5.   OTHER ASSETS AND OTHER LIABILITIES

     At December 31, 1995, Other assets included amounts due from reinsurers of $33.6 million and Policy loans of $20.3 million compared to $35.0 million and $20.2 million, respectively, at December 31, 1994. In addition, included in Other assets at December 31, 1994 was a federal income tax receivable of $6.2 million.

     Other liabilities at December 31, 1995 and 1994 included a $24.0 million and $12.8 million managed cash overdraft, respectively.

6.  NOTES PAYABLE

    Notes payable consisted of the following:

                                               December 31,
                                           --------------------
                                             1995        1994
                                           --------    --------
                                               (in thousands)
9.35% Senior unsecured notes due 11/1/99   $125,000   $125,000
7% Senior unsecured notes due 7/15/98 ..    100,000       --
Revolving credit agreement .............       --       72,163
Mortgage loan ..........................      5,473      1,755
Warehouse facility .....................     19,321       --
ESOP debt ..............................      5,962       --
Short-term borrowings ..................       --       14,750
                                           --------   --------
           Total .......................   $255,756   $213,668
                                           ========   ========

      On July 25, 1995 and on November 2, 1994, the Company publicly sold $100 million and $125 million, respectively, of its senior unsecured notes. The notes provide for interest payable semi-annually and are not redeemable prior to maturity. The notes rank on a parity with other unsecured and unsubordinated indebtedness of the Company. The net proceeds from the sale of the notes were used primarily to repay the principal amount of indebtedness outstanding under the Company's existing revolving credit facility with a group of banks.

     At December 31, 1995, the Company had available a secured warehouse facility provided by the investment bank that acted as lead underwriter of the Company's fourth quarter public loan securitization transaction. The warehouse facility was directly related to the public securitization and initially provided funding for up to $250 million of eligible home equity loans for such securitization and matured on January 10, 1996 with the closing of the last delivery of loans for the securitization. In addition, the mortgage lending subsidiaries of the Company entered into a credit agreement dated as of May 23, 1995 with First Union National Bank of North Carolina and certain other lenders signatory thereto. Under this facility, the mortgage lending subsidiaries may borrow up to $150 million on a revolving basis secured by home equity loans eligible thereunder. Loans under this facility are subject to the satisfaction of certain borrowing conditions, including a minimum borrowing base and bear interest at a floating rate. Borrowings under this warehouse facility are required to be repaid from the proceeds of the sale or other disposition of the home equity loan collateral. The lenders' commitment under this facility is scheduled to terminate on May 23, 1997. As of December 31, 1995, approximately $19.3 million was outstanding under this warehouse facility.

     The Company also has arrangements with banks providing for short-term unsecured borrowings of up to $65 million, none of which was outstanding at December 31, 1995. Borrowings under these lines of credit bear interest at market or prime rates. Notes payable at December 31, 1995 include a $5.5 million mortgage loan for the construction of an office building adjacent to the Company's home office building and is secured by a mortgage on the property.

     The Company made payments for interest of $25.7 million, $13.0 million and $9.5 million during the years ended December 31, 1995, 1994 and 1993, respectively.

7.   INCOME TAXES

     The provision for income taxes attributable to continuing operations is as follows:


                                                                                 Year Ended December 31,
                                                                       ------------------------------------------
                                                                          1995            1994           1993
                                                                       -----------     -----------    -----------
         Current....................................................   $    11,047     $    17,191    $   18,276
         Deferred...................................................        30,758          12,301        (3,532)
                                                                       -----------     -----------    ----------
         Total......................................................   $    41,805     $    29,492    $   14,744
                                                                       ===========     ===========    ==========

     Reported income tax expense attributable to continuing operations differs from the amount computed by applying the statutory federal income tax rate to consolidated income from continuing operations before income taxes for the following reasons:

                                                                                  Year Ended December 31,
                                                                        ------------------------------------------
                                                                           1995            1994           1993
                                                                        -----------     ----------     ----------
        Federal income tax at statutory rate........................    $    40,168     $   29,426     $   15,072
        Differences resulting from:
          Reversal of timing differences at prior tax rates.........             -             -               15
          State income taxes........................................            511            (72)            75
          Other.....................................................          1,126            138           (418)
                                                                        -----------     ----------     ----------
        Reported income tax provisions..............................    $    41,805     $   29,492     $   14,744
                                                                        ===========     ==========     ==========

     The significant components of the Company's net deferred income tax (benefit) liability at December 31, 1995 and 1994 are as follows:

                                                                          December 31,
                                                                ---------------------------------
                                                                    1995                 1994
                                                                ------------         ------------
                                                                         (in thousands)
Deferred income tax assets:
   Allowance for loan losses................................... $        904         $     1,011
   Nonrefundable loan fees.....................................        1,732               1,588
   Policy reserves.............................................       21,530              21,464
   Mark-to-market adjustment...................................            -              25,231
   Investment securities.......................................        3,377               1,924
   Other.......................................................          840                 913
                                                                ------------         -----------
                                                                      28,383              52,131
                                                                ------------         -----------
Deferred income tax liabilities:
   Loan income.................................................       41,022              10,910
   Mark-to-market adjustment...................................       15,892                   -
   Mortgage servicing rights...................................        2,034                   -
   Real estate.................................................        4,421               4,175
   Deferred policy acquisition costs...........................       29,475              29,626
                                                                ------------         -----------
                                                                      92,844              44,711
                                                                ------------         -----------
Net deferred income tax (benefit) liability.................... $     64,461         $    (7,420)
                                                                ============         ===========

     Payments made for income taxes during the years ended December 31, 1995, 1994 and 1993 were $7.8 million, $28.3 million and $5.4 million, respectively.

     Consolidated retained earnings at December 31, 1995 include approximately $5.2 million of "Policyholders' Surplus" on which no federal income tax payment will be required unless it is distributed as a dividend or exceeds the limits prescribed by tax laws applicable to life insurance companies. A deferred income tax liability has not been recognized for this amount. The maximum federal income tax provision possibly required based on the current federal income tax rate would be $1.8 million.

     At December 31, 1995 and 1994, the Company had a current income tax receivable of $11.2 million and $6.2 million, respectively, which is included in "Other assets".

8.   CAPITAL STOCK

     The Company has authorization to issue up to 100,000,000 shares of its $2.00 par value common stock. There were 28,142,564 and 27,381,472 shares outstanding at December 31, 1995 and 1994, respectively, excluding 1,159,682 treasury shares. The Company also has authorization to issue 20,000,000 shares of preferred stock of which 1,955,000 shares are currently issued (see discussion of "PRIDES(sm)" below). Included in the authorized preferred stock are 1,000,000 shares of Series A Junior Participating preferred stock and 800,000 shares of Cumulative Convertible preferred stock, none of which is outstanding.

     On June 16, 1995, the Company concluded the sale of 1,955,000 shares of its Preferred Redeemable Increased Dividend Equity Securities(sm), 6 3/4% PRIDES(sm), Convertible Preferred Stock, par value $2.00 per share ("PRIDES(sm)"), at a price per share of $44.00. Dividends on the PRIDES(sm) are cumulative and are payable quarterly in arrears on each January 1, April 1, July 1 and October 1. Net proceeds to the Company were approximately $83.3 million. The net proceeds from the sale of shares of PRIDES(sm) were used for general corporate purposes.

     The PRIDES(sm) rank prior to the Company's common stock as to payment of dividends and distribution of assets upon liquidation. The shares of PRIDES(sm) mandatorily convert into shares of common stock on July 1, 2000 (the "Mandatory Conversion Date") on a two share to one share basis (as adjusted for the 100% common stock dividend paid October 20, 1995), and the shares of PRIDES(sm) are convertible into shares of common stock at the option of the holder at any time prior to the Mandatory Conversion Date on the basis of 1.652 of a share of common stock for each share of PRIDES(sm), in each case subject to adjustment in certain events. In addition, the Company has the option to convert the shares of PRIDES(sm), in whole or in part, on or after July 1, 1998 until the Mandatory Conversion Date, into shares of its common stock according to a formula.

     On October 26, 1994, the Company's Board of Directors declared a 10% common stock dividend payable to shareholders of record on December 22, 1994. The additional shares were distributed on January 10, 1995. On August 23, 1995, the Company's Board of Directors declared a two-for-one common stock split effected in the form of a 100% stock dividend on outstanding stock which was distributed October 20, 1995, to stockholders of record on October 9, 1995. All per share amounts, numbers of shares and related amounts for all periods presented in the accompanying financial statements and notes thereto have been retroactively adjusted to reflect these transactions. During 1995 and 1994, the Company paid cash dividends on its common stock in the amount of $5.5 million and $5.1 million, or $.20 and $.182 per share, respectively. In addition, during 1995, the Company paid cash dividends on its PRIDES(sm) in the amount of $3.1 million or $1.61 per share. See Note 10 for a discussion of dividend restrictions on retained earnings.

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

     At December 31, 1995 and 1994, 1,159,682 shares of the Company's common stock, or 4% of the issued common stock, were held as treasury stock at a cost of $6.8 million.

9.   EMPLOYEE BENEFIT PLANS

     9.1 Employee Stock Ownership Plan. All employees who meet minimum age and service requirements participate in the Company's Employee Stock Ownership Plan ("ESOP"). The Company makes annual tax deductible contributions to the ESOP which are used to purchase additional shares of the Company's common stock or to pay debt service on shares acquired with the proceeds of loans ("leveraged shares"). The ESOP's leveraged shares are initially pledged as collateral for the debt incurred in connection with the acquisition of such shares. As the debt is repaid, the shares are released from collateral and allocated to plan participants. Contributions are allocated among participants based on years of service and compensations. Upon retirement, death or disability, the employee or a beneficiary receives the designated common stock.

          The Company's cash contributions to the ESOP were $2.3 million, $2.2 million and $.9 million for the years ended December 31, 1995, 1994 and 1993, respectively. Shares held by the ESOP at December 31, 1995, 1994 and 1993 were approximately 4.0 million, 4.7 million and 4.3 million, respectively. At December 31, 1994, the ESOP had borrowed $4.3 million from the Company bearing interest at rates ranging from 7.85% to 9.50%. During 1995, the ESOP was granted a $10 million line of credit from a financial institution. During 1995, the ESOP borrowed $1.6 million under this line of credit and refinanced the amounts previously borrowed from the Company. At December 31, 1995 the ESOP had notes payable with a balance of $6.0 million under this line of credit. Because the source of the loan payments is primarily contributions received by the ESOP from the Company, such debt is included in the Company's notes payable with a corresponding reduction of stockholder's equity. In accordance with Statement of Position 93-6 ("SOP 93-6"), leveraged shares purchased subsequent to December 31, 1992 are, upon release, reflected as compensation expense based on the then current market price of the shares. Shares which have not been committed to be released are not considered outstanding for purposes of the computation of earnings per share. During 1995, 165,000 shares of the Company's common stock which were considered outstanding for earnings per share purposes in prior periods were not considered outstanding. At December 31, 1995, approximately 8,000 shares of common stock were committed to be released resulting in additional compensation expense of approximately $.2 million during 1995. At December 31, 1995, the ESOP had approximately 800,000 leveraged shares, of which approximately 288,000 were accounted for under the provisions of SOP 93-6. The fair value of the 288,000 leveraged shares accounted for under the provisions of SOP 93-6 was $7.6 million at December 31, 1995.

     9.2 Stock Option Plans. The following is a summary of options granted, exercised or canceled during 1993, 1994 and 1995.


                                                                        Option Price
                                              Shares                      Per Share
                                           ------------            ----------------------
January 1, 1993............................   1,871,050            $   2.77 to $     4.55
       Granted.............................     847,880            $   4.12 to $     6.42
       Exercised...........................   (811,652)            $   2.77 to $     4.13
       Canceled............................    (97,432)
                                           ------------
December 31, 1993..........................   1,809,846            $   2.77 to $     6.42
       Granted.............................     138,596            $  15.46 to $    19.21
       Exercised...........................   (219,174)            $   2.77 to $     4.13
       Canceled............................    (29,822)
                                           ------------
December 31, 1994..........................   1,699,446            $   2.77 to $    19.21
       Granted.............................     670,600            $  16.00 to $    22.38
       Exercised...........................   (409,092)            $   2.77 to $     6.42
       Canceled............................    (40,734)
                                           ------------
December 31, 1995..........................  1,920,220
                                           ============

          At December 31, 1995 options for 522,084 of the Company's common stock were exercisable and 914,396 shares were available for the granting of options. During 1995 and 1994, the Company recognized a $4.4 million and a $1.4 million federal income tax benefit, respectively, as a result of the exercise of non-qualified stock options. This benefit resulted in a decrease in current income taxes payable and an increase in additional paid-in capital.

     9.3 Employees' Savings Plan and Trust. The United Companies Financial Corporation Employees' Savings Plan and Trust is designed to be a qualified plan under Sections 401(a) and 401(k) of the Internal Revenue Code. Under the plan, employees are allowed to defer income on a pre-tax basis through contributions to the plan and the Company matches a portion of such contributions. The Company's matching contributions totaled $1.3 million, $1.0 million and $.4 million during 1995, 1994 and 1993, respectively. Employees have five investment options, one of which is to invest in the Company's common stock. The plan held 567,971 and 558,386 shares of the Company's common stock at December 31, 1995 and 1994, respectively.

      9.4 Deferred Compensation Plans. Postretirement benefits are provided to eligible executive and senior officers of the Company under a deferred compensation plan. The cost of this plan during 1995 and 1994 was $.2 million and $.3 million, respectively. The Company calculated its postretirement benefit obligation as of December 31, 1995 using a weighted average discount rate of 6.5%. A reconciliation of the funded status of the deferred compensation plan as of December 31, 1995 and 1994 is as follows:


                                           December 31, 1995        Net Change     December 31, 1994
                                           -----------------        ----------     -----------------
                                                                  (in thousands)
Accumulated postretirement
    benefit obligation.................       $   (1,912)           $    (90)        $    (1,822)
Plan assets............................             -                     -                  -
                                              -----------           ---------        ------------
Funded status..........................           (1,912)                (90)             (1,822)
Unrecognized transition
    obligation.........................            1,138                 (66)              1,204
                                              -----------           ---------        ------------
Accrued postretirement
    benefit cost.......................       $     (774)           $   (156)        $      (618)
                                              ===========           =========        ============



10.  REGULATORY ACCOUNTING

     Accounting records of UCLIC are also maintained in accordance with practices prescribed or authorized by insurance regulatory authorities. Prescribed statutory accounting principles include a variety of publications of the National Association of Insurance Commissioners, as well as state laws, regulations, and general administrative rules. Permitted statutory accounting practices encompass all accounting practices not so prescribed. UCLIC's capital and surplus pursuant to the regulatory accounting basis as of December 31, 1995 and 1994 was $99.9 million and $90.0 million, respectively. UCLIC's regulatory accounting basis net gain from operations for the years ended December 31, 1995, 1994 and 1993 was $12.8 million, $9.7 million and $13.0 million, respectively. Net income (loss) of UCLIC on a regulatory accounting basis, which includes realized capital gains and losses, was $10.0 million, $5.8 million and $(1.7) million for the years ended December 31, 1995, 1994 and 1993, respectively. As a Louisiana domiciled insurance company, UCLIC is subject to certain regulatory restrictions on the payment of dividends. UCLIC has the capacity at December 31, 1995 to pay dividends of $9.2 million without prior regulatory approval. UCLIC did not pay any dividends to the Company during 1993, 1994 or 1995 in order to retain capital in UCLIC. At December 31, 1995, UCLIC has $186.5 million of net assets for financial reporting purposes.

     UCLIC received written approval from the Louisiana Department of Insurance to invest in first lien residential mortgage loans originated by the Company on a short-term basis without recording the assignment of the mortgage loans to UCLIC, which differs from prescribed statutory accounting practices. Statutory accounting practices prescribed by the State of Louisiana require that investments in mortgage loans be secured by unrestricted first liens on the underlying property. As of December 31, 1995, statutory surplus was increased by approximately $53.7 million as a result of this permitted practice.

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

     The carrying value and fair value of the Company's financial assets and liabilities at December 31, 1995 and 1994 were as follows:

                                                            1995                              1994
                                                  --------------------------       ---------------------------
                                                   Carrying                          Carrying
                                                    Value        Fair Value            Value       Fair Value
                                                  -----------   ------------       -------------   -----------
                                                       (in thousands)                    (in thousands)
Financial assets:
    Cash and cash equivalents.................... $    28,087   $     28,087       $      56,359   $    56,359
    Temporary investments - reserve accounts.....     155,254        155,254              81,980        81,980
    Loans - net..................................     394,002        396,923             344,880       343,121
    Capitalized excess servicing income..........     283,454        283,454             179,065       179,065
    Investment securities:
         Trading.................................         752            752                 679           679
         Available-for-sale......................   1,140,421      1,140,421             960,100       960,100
         Held-to-maturity........................      51,586         49,611              57,391        55,084
    Other assets.................................      70,916         71,628              61,430        61,430

Financial liabilities:
    Annuity reserves.............................   1,417,803      1,350,626           1,425,973     1,354,944
    Notes payable................................     255,756        270,558             213,668       212,314
    Allowance for loss on loans serviced.........      44,970         44,970              26,822        26,822
    Repurchase agreements........................      40,857         40,857                   -             -
    Other liabilities............................      29,528         29,528              15,679        15,679

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

     Loans. The fair value of the Company's loan portfolio was determined by segregating the portfolio by type of loan and further by its performing and nonperforming components. Performing loans were further segregated based on the due date of their payments, an analysis of credit risk by category was performed and a matrix of pricing by category was developed. Loans which had been identified for sale were valued at their estimated sales price, which includes the estimated value of the portion of the interest and fees which are not sold with the securities backed by the loans. Loans which were current but not identified for sale approximate the remaining principal balance which is believed to represent an estimate of market discount from similar loans identified for sale. The fair value of delinquent loans was estimated by using the Company's historical recoverable amount on defaulted loans. Foreclosed property is excluded from this disclosure because it is not considered a financial instrument.

     Capitalized excess servicing income. The value of capitalized excess servicing, which relates to the excess interest retained on loans sold, was estimated by discounting the future cash flows, adjusted for prepayments and estimated losses on loans sold with recourse. The carrying value is considered to be a reasonable estimate of fair value.

     Investment securities. The estimated fair value for the Company's investment security portfolio was generally determined from quoted market prices for publicly traded securities. Certain of the securities owned by the Company may trade infrequently or not at all; therefore, fair value for these securities was determined by management by evaluating the relationship between quoted market values and carrying value and assigning a liquidity factor to this segment of the investment portfolio.

     Allowance for loss on loans serviced. In estimating the fair value of the allowance for loss on loans serviced with recourse, the Company estimated the timing of cash flows and discounted these cash flows using a risk-free interest rate.

     Repurchase agreement. The repurchase agreements mature in less than 60 days; therefore, the carrying amount of the repurchase agreements are considered to be a reasonable estimate of fair value.

     Other assets and other liabilities. Other assets include primarily due from reinsurers, policy loans and mortgage servicing rights. Other liabilities are comprised primarily of managed cash overdraft, amounts due investors, escrow accounts and accrued interest payable. In estimating the fair value of these assets and liabilities, the Company scheduled the timing of their estimated cash flows and discounted these cash flows based on a market rate of interest.

     Annuity reserves. The Company's annuity contracts generally do not have a defined maturity and are considered as deposits under SFAS 97. SFAS 107 states that the fair value to be disclosed for deposit liabilities with no defined maturities is the amount payable on demand at the reporting date. Accordingly, the Company has estimated the fair value of its annuity reserves as the cash surrender value of these contracts at December 31, 1995.

     Notes payable. Notes payable consists primarily of amounts payable for the Company's senior unsecured notes. The fair value of the senior unsecured notes is based upon the estimated current rate offered to the Company for debt of the same remaining maturity.

     The fair values presented herein are based on pertinent information available to management as of December 31, 1995. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

12.  DISCONTINUED OPERATIONS

     United General Title Insurance Company. On April 10, 1995, the Company made a decision to dispose of its investment in United General Title Insurance Company ("UGTIC"), a wholly owned subsidiary of the Company, and, on May 1, 1995, approved a formal plan of disposal. The decision to dispose of UGTIC was independent of the consummation of the sale thereof pursuant to the definitive stock sale agreement signed on August 11, 1995. As a result, the operations of UGTIC have been classified as discontinued operations, and, accordingly, the consolidated financial statements and the related notes of the Company segregate continuing and discontinued operations. The sale was concluded on February 29, 1996 at a sales price of approximately $5.5 million.

     The definitive stock sale agreement provided for the sale of 100% of the stock of UGTIC and contains a provision making the Company liable to UGTIC for claims from defalcations and fraud losses incurred by UGTIC which are unknown and occur prior to closing and are discovered within 24 months thereafter. The Company is also liable, up to $4.2 million, for policy claims paid over a ten year period after closing that exceed certain specified levels. The Company recorded a loss from discontinued operations (net of income tax benefit) of $3.5 million in 1995 in connection with the sale of UGTIC.

     Revenues for UGTIC for the years ended December 31, 1995, 1994 and 1993 were $37.8 million, $45.5 million and $25.1 million, respectively. At December 31, 1995, total assets and total liabilities of UGTIC were $16.8 million and $8.3 million, respectively.

     Foster Mortgage Corporation. On May 7, 1993, the Company decided to divest its subsidiary Foster Mortgage Corporation ("FMC"). As of November 30, 1993, the servicing rights owned by FMC, which constituted substantially all of its assets, were sold. On December 21, 1993, the institutional lenders under FMC's primary credit facility (the "FMC Institutional Lenders") filed a petition in the U.S. bankruptcy court to cause the remaining affairs of FMC to be concluded under the supervision of the bankruptcy court. The FMC Institutional Lenders filed and the bankruptcy court approved a plan of liquidation for FMC providing for the appointment of a trustee selected by the FMC Institutional Lenders. The FMC Institutional Lenders allege that FMC has certain claims against the Company, including a claim with respect to the Company's alleged failure to remit all sums due FMC regarding federal income taxes under a tax agreement among the Company and its subsidiaries, including FMC, estimated by the FMC Institutional Lenders to range from $2.1 million to $29 million. FMC and the Company executed, subject to the approval of the bankruptcy court, a settlement agreement relating to payments between FMC and the Company in connection with the federal income tax benefits resulting from FMC's losses and to certain prior intercompany payments between FMC and the Company. The settlement agreement included a release by FMC in favor of the Company of any and all claims relating to federal income taxes. The FMC Institutional Lenders opposed the proposed settlement agreement. At the conclusion of a hearing on the proposed settlement on August 18, 1994, the bankruptcy court approved the portion of the settlement providing for a net payment by the Company of $1.65 million to FMC in satisfaction of the federal income tax benefits resulting from FMC's losses and the release of any claims regarding federal income taxes. The Company had previously recorded substantially all of the impact of this portion of the settlement in its prior financial statements. The bankruptcy court declined to approve the other portion of the proposed settlement relating to payments received by the Company from FMC within twelve months of the bankruptcy filing. If the Company were required to refund such payments, the Company has estimated the potential additional loss to be $1.9 million, net of tax benefits. The decision of the bankruptcy court on the settlement was appealed by the FMC Institutional Lenders to the U.S. District Court which affirmed the bankruptcy court's decision. The FMC Institutional Lenders then appealed this decision to the U.S. Fifth Circuit Court of Appeals. In a decision rendered on November 9, 1995, the U.S. Fifth Circuit Court of Appeals reversed the district court, vacated the settlement between FMC and the Company and remanded the matter for further proceedings. The trustee under the plan of liquidation has filed an adversary proceeding in the bankruptcy proceedings against the Company seeking avoidance of alleged preferential payments totaling $3.72 million and has also instituted a suit in federal court against the Company alleging claims under the tax agreement estimated to range from $2 million to $29 million. Management of the Company does not believe that any additional amounts are owed by the Company to FMC or the trustee and intends to vigorously contest the claims which have been brought against it for such amounts by the trustee under the plan of liquidation. The Company did not guarantee any debt of FMC.

13.  SUBSEQUENT EVENT.

     On February 2, 1996, the Company signed a stock purchase agreement dated as of January 30, 1996, for the sale of all of the stock of UCLIC to UC Life Holding Corp., a new Delaware corporation formed by Knightsbridge Capital Fund I, L.P. for an aggregate amount of $164 million plus earnings of UCLIC from January 1, 1996, to closing of the transaction. Knightsbridge, which is a private investment partnership with institutional partners, was formed in 1995 to make equity investments in companies engaged primarily in the life insurance industry.

     Under the terms of the agreement, the sales price is comprised of cash, currently estimated to be $109 million and UCLIC real estate and other assets to be distributed to the Company prior to the closing. The real estate to be distributed includes portions of the United Plaza office park, including the Company's home office. In addition, the Company will purchase a convertible promissory note from an affiliate of the purchaser for $15 million in cash. The note matures in 11 years and bears interest at 8% per annum payable at maturity. The Company does not expect the sale to have a material effect on net income.

     The purchaser also agreed that UCLIC would continue to be an investor in first lien home equity loans originated by the Company's lending operations and that UCLIC's home office operations would be maintained in its present location in Baton Rouge, Louisiana following the closing for at least two years. The agreement is subject to approval by UCFC's shareholders and regulatory authorities and the satisfaction of other conditions, and provides that the closing will occur on or before July 31, 1996.

14.  SEGMENT INFORMATION

     The following table sets forth the Company's revenues, income from continuing operations before income taxes and assets for each of its business segments for the years ended December 31, 1995, 1994 and 1993:


                                                                   Year Ended December 31,
                                                        ---------------------------------------------
                                                            1995            1994            1993
                                                        -------------   -------------   -------------
                                                                       (in thousands)
Revenues
    Mortgage.........................................   $    253,098    $    177,601    $    120,639
    Life insurance...................................        144,485         138,129         140,179
    Corporate, other operations, and
        eliminations.................................            367          (1,036)           (805)
                                                        -------------   -------------   -------------
             Total...................................   $    397,950    $    314,694    $    260,013
                                                        =============   =============   =============

Income from continuing operations
  before income taxes
    Mortgage.........................................   $    107,673    $     81,155    $     46,295
    Life insurance...................................         12,099           9,080           2,635
    Corporate, other operations, and
        eliminations.................................         (5,008)         (6,161)         (5,869)
                                                        -------------   -------------   -------------
             Total...................................   $    114,764    $     84,074    $     43,061
                                                        =============   =============   =============

Assets - Year-end
    Mortgage.........................................   $    533,952    $    301,330    $    182,672
    Life Insurance...................................      1,789,608       1,641,026       1,622,879
    Corporate, other operations, and
        eliminations.................................         43,326          35,899          11,602
                                                        -------------   -------------   -------------
             Total...................................   $  2,366,886    $  1,978,255    $  1,817,153
                                                        =============   =============   =============

15.  CONTINGENCIES

     As discussed in Note 12 above, the Company, in February, 1996, concluded the sale of its investment in UGTIC. In connection therewith, the stock sale agreement includes a provision making the Company liable to UGTIC for claims from defalcations and fraud losses incurred by UGTIC which are unknown and occur prior to closing and are discovered within 24 months thereafter. The Company is also liable, up to $4.2 million, for policy claims paid over a ten year period after closing that exceed certain specified levels.

     As also discussed in Note 12 above, the U.S. Fifth Circuit Court of Appeals reversed the lower court decision approving the settlement agreement between FMC and the Company, vacated the settlement between FMC and the Company and remanded the matter for further proceedings. The trustee under the plan of liquidation has filed an adversary proceeding in the bankruptcy proceedings against the Company seeking avoidance of alleged preferential payments totaling $3.72 million and has also instituted a suit in federal court against the Company alleging claims under the tax agreement estimated to range from $2 million to $29 million. Management of the Company does not believe that any additional amounts are owed by the Company to FMC or the trustee and intends to vigorously contest the claims which have been brought against it for such amounts by the trustee under the plan of liquidation. The Company did not guarantee any debt of FMC.

16.  QUARTERLY FINANCIAL DATA  (UNAUDITED)

     Summarized quarterly financial data is as follows:


                                                                                  Three Months Ended
                                                                 ----------------------------------------------------
                                                                  March 31      June 30       Sept. 30      Dec. 31
                                                                 ----------    ----------   -----------   -----------
                                                                         (in thousands, except per share data)
1995
Total revenues.................................................  $  86,835     $ 101,876    $  106,109    $  103,130
Income from continuing operations before income taxes..........     19,549        30,379        34,070        30,766
Net income.....................................................     12,696        16,426        21,248        19,099

Per share data - net income:
     Primary:
     Income from continuing operations.........................  $     .46     $     .66    $      .68    $      .61
     Income (loss) from discontinued operations................       (.01)         (.09)         (.01)         (.01)
                                                                 ----------    ----------   -----------   -----------
        Total..................................................  $     .45     $     .57    $      .67    $      .60
                                                                 ==========    ==========   ===========   ===========

     Fully Diluted:
     Income from continuing operations.........................  $     .46     $     .66    $      .66    $      .60
     Income (loss) from discontinued operations................       (.01)         (.10)         (.01)         (.01)
                                                                 ----------    ----------   -----------   -----------
         Total.................................................  $     .45     $     .56    $      .65    $      .59
                                                                 ==========    ==========   ===========   ===========




                                                                                     Three Months Ended
                                                                   -----------------------------------------------------
                                                                    March 31       June 30      Sept. 30       Dec. 31
                                                                   -----------    ----------   -----------   -----------
                                                                           (in thousands, except per share data)
1994
Total revenues...................................................  $     74,816    $   78,175    $  82,054    $  79,649
Income from continuing operations before income taxes............        20,832        22,751       23,290       17,201
Net income.......................................................        13,710        14,699       15,253        5,872

Per share data - net income:
     Primary:
        Income from continuing operations........................  $        .47    $      .52    $     .53    $     .39
        Income (loss) from discontinued operations...............           .01          (.01)          -          (.18)
                                                                   ------------    -----------   ---------    ----------
        Total....................................................  $        .48    $      .51    $     .53    $     .21
                                                                   ============    ===========   =========    ==========

Fully Diluted:
        Income from continuing operations........................  $        .47    $      .52    $     .53    $     .39
        Income (loss) from discontinued operations...............           .01          (.01)          -          (.18)
                                                                   ------------    ----------    ---------    ----------
        Total....................................................  $        .48    $      .51    $     .53    $     .21
                                                                   ============    ==========    =========   ===========

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

                     UNITED COMPANIES FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                                    PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Financial Statements

Included in Part II of this report:

     Independent Auditors' Report                            Page     42

     December 31, 1995 and 1994

           Consolidated Balance Sheets                       Page     43

     For the three years ended December 31, 1995

           Consolidated Statements of Income                 Page     44

           Consolidated Statements of Cash Flows             Page     45

           Consolidated Statements of Stockholders' Equity   Page     46

     Notes to Consolidated Financial Statements              Pages    47-66

Financial Statement Schedules

     Included in Part IV of this report:

     Individual financial statements of the registrant have been omitted because consolidated financial statements of the registrant and its subsidiaries required by Item 8 have been included in Part II of this report and, as of December 31, 1995, the registrant was primarily an operating company and all subsidiaries are wholly owned.


     Schedule II Valuation and Qualifying Accounts, for the three years ended December 31, 1995. Page 74

     Schedule V* Supplementary Insurance Information, for the three years ended December 31, 1995. Page 75

     Schedule VI* Reinsurance, for the three years ended December 31, 1995. Page 76



     * Filed in compliance with Article 7 of Regulation S-X.

Exhibits



Exhibit No.              Description of Document
2(1)                     Stock Purchase Agreement dated as of January 30, 1996 by and between the
                         Company and UC Life Holding Corporation

3.1(2)                   Articles of Incorporation, as amended

3.1A(3)                  Amendment to Articles of Incorporation effective April 28, 1994

3.1B(4)                  Amendment to Articles of Incorporation effective June 19, 1995

3.2(5)                   By-Laws, as amended

4.1(6)                   Senior Indenture

4.2(6)                   Subordinated Indenture

4.3(6)                   First Supplemental Indenture with respect to 9.35% Senior Notes due November 1,
                         1999

4.4(6)                   Form of certificate for shares of Preferred Redeemable
                         Increased Dividend Equity Securities 6 3/4% PRIDES(sm),
                         Convertible Preferred Stock, par value $2.00 per share

4.5(7)                   Second Supplemental Indenture for 7% Senior Notes due July 15, 1998

4.6(8)                   Series A Junior Participating Preferred Stock Purchase Rights

10.1(2)                  1986 Employee Incentive Stock Option Plan

10.2(2)                  Employee Stock Ownership Plan and Trust

10.3(2)                  Management and compensatory contracts with executive officers and directors

10.4(2)                  Deferred compensation agreements

10.5(9)                  Management Incentive Plan, as amended

10.6(2)                  Employees' Savings Plan and Trust

10.7(2)                  Agreement for termination of employee agreement

10.8(2)                  Agreement for termination of employment agreement

10.9(2)                  Unfunded Salary Deferral Agreement dated April 1, 1989 with executive officer

10.10(2)                 Split-Dollar Insurance Agreement dated April 1, 1989 with executive officer

10.11(2)                 1989 Stock Incentive Plan

10.12(2)                 1989 Non-Employee Director Stock Option Plan

10.13(2)                 1992 Form 11K, Employees' Savings Plan and Trust

10.14(10)                Stock Purchase Warrant dated as of July 1, 1993

10.15(2)                 1993 Form 11K, Employees' Savings Plan and Trust

10.16(9)                 1993 Stock Incentive Plan

Exhibit No.              Description of Document
10.17(9)                 1993 Non-Employee Director Plan

10.19(2)                 1994 Form 11-K, Employees' Savings Plan and Trust

10.20(11)                1995 Form 11-K, Employee Savings Plan

10.21(5)                 Indemnification agreements

10.22(12)                Change of Control Agreement

10.23(12)                Supplemental Retirement Agreement

10.24(12)                Split Dollar Agreement

11.1(12)                 Statement regarding computation of per share earnings

21.1(12)                 List of Subsidiaries of the Company

23.1(12)                 Consent of Deloitte & Touche LLP

27(12)                   Financial Data Schedule


(1) Incorporated herein by reference to the designated Exhibit on the Company's Current Report on Form 8-K filed on February 9, 1996.

(2) Incorporated herein by reference to the designated Exhibit of the Company's Annual Report on Form 10-K dated December 31, 1994.

(3) Incorporated herein by reference to the designated Exhibit of the Company's Quarterly Report on Form 10-Q dated June 30, 1994.

(4) Incorporated herein by reference to the designated Exhibit of the Company's Quarterly Report on Form 10-Q dated June 30, 1995.

(5) Incorporated herein by reference to the designated Exhibit of the Company's Quarterly Report on Form 10-Q dated March 31, 1995.

(6) Incorporated by reference to the designated Exhibits of the Company's Current Report on Form 8-K filed on June 16, 1995.

(7) Incorporated herein by reference to the designated Exhibit to the Company's Current Report on Form 8-K filed July 26, 1995.

(8) Incorporated by reference to the designated Exhibit of the Company's Form 8-A dated August 5, 1994.

(9) Incorporated by reference from the designated Exhibit of the Company's Registration Statement on Form S-8 filed September 29, 1995.

(10) Incorporated herein by reference to the designated Exhibit of the Company's Registration Statement on Form S-3 (SEC File No. 33-52739).

(11) To be filed as Amendment to the Company's Annual Report on Form 10-K for the year ended December 31, 1995

(12)   Filed herewith.

          Exhibit No. 10.22 - Page 79

          Exhibit No. 10.23 - Page 107

          Exhibit No. 10.24 - Page 115

          Exhibit No. 11.1  - Page 120

          Exhibit No. 21.1  - Page 121

          Exhibit No. 23.1  - Page 122

          Exhibit No. 27    - Page 123

Reports on Form 8-K

       On October 31, 1995, the Company filed a Current Report on Form 8-K announcing that it was reviewing strategic alternatives with respect to its life insurance subsidiary, United Companies Life Insurance Company ("UCLIC"), including the possible sale of such subsidiary. On February 9, 1996, the Company filed a Current Report on Form 8-K to report that it had signed a definitive agreement with respect to the sale of all of the outstanding capital stock of UCLIC.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 15, 1996

                                 UNITED COMPANIES FINANCIAL CORPORATION

                                 By:  /s/  SHERRY E. ANDERSON
                                      --------------------------------
                                           Sherry E. Anderson
                                    Senior Vice President and Secretary

         Pursuant to the requirements of the Securities Exchange Act of 1934 this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 15, 1996.


/s/    J. TERRELL BROWN                              Chairman of the Board, Chief Executive Officer
-----------------------------------                  (Principal Executive Officer)
       J. Terrell Brown


/s/    JOHN D. DIENES                                President, Chief Operating Officer and
-----------------------------------                   Director (Principal Operating Officer)
       John D. Dienes


/s/    DALE E. REDMAN                                Executive Vice President, Chief Financial Officer,
-----------------------------------                   and Director (Principal Financial Officer)
       Dale E. Redman


/s/    JESSE O. GRIFFIN                              Senior Vice President and Controller
-----------------------------------                  (Principal Accounting Officer)
       Jesse O. Griffin


/s/    JAMES J. BAILEY, III                          Director
-----------------------------------
       James J. Bailey, III


/s/    ROBERT H. BARROW                              Director
-----------------------------------
       Robert H. Barrow


/s/    RICHARD A. CAMPBELL                           Director
-----------------------------------
       Richard A. Campbell

                                   SIGNATURES




/s/    HARRIS J. CHUSTZ, JR.                         Director
-----------------------------------
       Harris J. Chustz, Jr.



/s/    ROY G. KADAIR, MD.                            Director
-----------------------------------
       Roy G. Kadair, M.D.



/s/    ROBERT D. KILPATRICK                          Director
-----------------------------------
       Robert D. Kilpatrick



/s/    O. MILES POLLARD, JR.                         Director
-----------------------------------
       O. Miles Pollard, Jr.



/s/    WILLIAM H. WRIGHT, JR.                        Director
-----------------------------------
       William H. Wright, Jr.

                                                                     SCHEDULE II

                     UNITED COMPANIES FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

                  FOR THE THREE YEARS ENDED DECEMBER 31, 1995



------------------------------------------------------------------------------------------------------------------------------------

      COLUMN A                                   COLUMN B                COLUMN C              COLUMN D        COLUMN E(3)
                                                                         ADDITIONS           DEDUCTIONS(2)
                                                                  Charged
                                                Balance at       to Costs      Charged                         Balance at
                                                Beginning          and         to Other                           End
Description                                      of Year         Expenses     Accounts (1)                      of Year
------------------------------------------------------------------------------------------------------------------------------------
                                                                            (in thousands)
December 31, 1995
  Allowance for loan losses.................    $   16,508      $   16,025     $    (873)     $    16,769    $    14,891
  Allowance for bond losses.................           -              -              -               -              -
  Unearned loan charges.....................         1,109            -              -                458            651
                                                ----------      ----------     ----------     -----------    -----------
          Total.............................    $   17,617      $   16,025     $    (873)     $    17,227    $    15,542
                                                ==========      ==========     ==========     ===========    ===========

December 31, 1994...........................
  Allowance for loan losses.................    $   21,017      $   13,457     $    (514)     $    17,452    $    16,508
  Allowance for bond losses.................           500            -               -               500           -
  Unearned loan charges.....................         1,982            -               -               873          1,109
                                                ----------      ----------     ----------     -----------    -----------
          Total.............................    $   23,499      $   13,457     $    (514)     $    18,825    $    17,617
                                                ==========      ==========     ==========     ===========    ===========

December 31, 1993
  Allowance for loan losses.................    $   15,842      $   17,343     $      36      $    12,204    $    21,017
  Allowance for bond losses.................          -                500           -               -               500
  Unearned loan charges.....................         3,260            -              -              1,278          1,982
                                                ----------      ----------     ----------     -----------    -----------
          Total..............................   $   19,102      $   17,843     $      36      $    13,482    $    23,499
                                                ==========      ==========     ==========     ===========    ===========


NOTES:
(1) Represents the approximate amount of unearned loan charges on installment loans originated during the period.

(2) Represents loans and bonds charged off and loan charges earned during the period.

(3) All of the above are deducted in the balance sheet from the asset to which they apply.

================================================================================


                                                                      SCHEDULE V
                     UNITED COMPANIES FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                      SUPPLEMENTARY INSURANCE INFORMATION

                  For the Three Years Ended December 31, 1995


------------------------------------------------------------------------------------------------------------------------------------
       COLUMN A                             COLUMN B    COLUMN C       COLUMN D    COLUMN F    COLUMN G    COLUMN H    COLUMN I & J
                                                                                                                     Deferred Policy
                                            Deferred                                                                Acquisition Cost
                                                                                                                    Amortization and
                                             Policy                                                Net       Benefits,     Other
                                           Acquisition  Future Policy  Unearned     Premium     Investment    Claims,     Operating
                                             Costs       Benefits(1)   Premiums     Revenue(3)    Income    Losses, Etc. Expenses(4)
------------------------------------------------------------------------------------------------------------------------------------
                                                                    (in thousands)
Year ended December 31, 1995 ............   $   90,703   $1,529,012   $    1,793   $    8,508   $  136,037   $    9,930   $   31,971

Year ended December 31, 1994 ............   $   91,915   $1,542,474   $    4,491   $   11,373   $  126,108   $   12,654   $   32,960

Year ended December 31, 1993 ............   $   83,495   $1,418,310   $   10,260   $   18,684   $  109,728   $   18,200   $   24,967


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

                                                                     SCHEDULE VI

                     UNITED COMPANIES FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                                  REINSURANCE

                  FOR THE THREE YEARS ENDED DECEMBER 31, 1995

============================================================================================================================
            COLUMN A                                           COLUMN B    COLUMN C      COLUMN D     COLUMN E     COLUMN F
                                                                                                                   Percentage
                                                                           Ceded to      Assumed                   of Amount
                                                                Direct     Other         From Other   Net          Assumed to
                                                                Amount     Companies     Companies    Amount       Net Amount
-----------------------------------------------------------------------------------------------------------------------------
                                 (in thousands)

December 31, 1995
Life insurance in force ...................................   $  554,131   $  149,080   $  992,979   $1,398,030     71.0%
                                                              ==========   ==========   ==========   ==========

Premiums
  Life insurance ..........................................   $    6,016   $    1,625   $    2,588   $    6,979     37.1%
  Accident and health
     insurance ............................................        1,643          115            1        1,529      --
                                                              ----------   ----------   ----------   ----------
          Total premiums ..................................   $    7,659   $    1,740   $    2,589   $    8,508     30.4%
                                                              ==========   ==========   ==========   ==========

December 31, 1994
Life insurance in force ...................................   $  709,883   $  177,585   $1,106,148   $1,638,446     67.5%
                                                              ==========   ==========   ==========   ==========

Premiums
  Life insurance ..........................................   $    7,467   $    1,931   $    2,959   $    8,495     34.8%
  Accident and health
     insurance ............................................        3,070          199            7        2,878      --
                                                              ----------   ----------   ----------   ----------
          Total premiums ..................................   $   10,537   $    2,130   $    2,966   $   11,373     26.1%
                                                              ==========   ==========   ==========   ==========

December 31, 1993
Life insurance in force ...................................   $  956,788   $  215,918   $1,106,721   $1,847,591     59.9%
                                                              ==========   ==========   ==========   ==========

Premiums
  Life insurance ..........................................   $   12,657   $    3,196   $    3,020   $   12,481     24.2%
  Accident and health
     insurance ............................................        6,637          453           19        6,203      --
                                                              ----------   ----------   ----------   ----------
          Total premiums ..................................   $   19,294   $    3,649   $    3,039   $   18,684     16.3%
                                                              ==========   ==========   ==========   ==========

                               INDEX TO EXHIBITS




Exhibit No.              Description of Document
-----------              -----------------------
2(1)                     Stock Purchase Agreement dated as of January 30, 1996
                         by and between the Company and UC Life Holding
                         Corporation

3.1(2)                   Articles of Incorporation, as amended

3.1A(3)                  Amendment to Articles of Incorporation effective
                         April 28, 1994

3.1B(4)                  Amendment to Articles of Incorporation effective
                         June 19, 1995

3.2(5)                   By-Laws, as amended

4.1(6)                   Senior Indenture

4.2(6)                   Subordinated Indenture

4.3(6)                   First Supplemental Indenture with respect to 9.35%
                         Senior Notes due November 1, 1999

4.4(6)                   Form of certificate for shares of Preferred Redeemable
                         Increased Dividend Equity Securities 6 3/4% PRIDES(sm),
                         Convertible Preferred Stock, par value $2.00 per share

4.5(7)                   Second Supplemental Indenture for 7% Senior Notes due
                         July 15, 1998

4.6(8)                   Series A Junior Participating Preferred Stock Purchase
                         Rights

10.1(2)                  1986 Employee Incentive Stock Option Plan

10.2(2)                  Employee Stock Ownership Plan and Trust

10.3(2) Management and compensatory contracts with executive officers and directors

10.4(2)                  Deferred compensation agreements

10.5(9)                  Management Incentive Plan, as amended

10.6(2)                  Employees' Savings Plan and Trust

10.7(2)                  Agreement for termination of employee agreement

10.8(2)                  Agreement for termination of employment agreement

10.9(2) Unfunded Salary Deferral Agreement dated April 1, 1989 with executive officer

10.10(2) Split-Dollar Insurance Agreement dated April 1, 1989 with executive officer

10.11(2)                 1989 Stock Incentive Plan

10.12(2)                 1989 Non-Employee Director Stock Option Plan

10.13(2)                 1992 Form 11K, Employees' Savings Plan and Trust

10.14(10)                Stock Purchase Warrant dated as of July 1, 1993

10.15(2)                 1993 Form 11K, Employees' Savings Plan and Trust

10.16(9)                 1993 Stock Incentive Plan

10.17(9)                 1993 Non-Employee Director Plan

Exhibit No.              Description of Document
-----------              -----------------------
10.19(2)                 1994 Form 11-K, Employees' Savings Plan and Trust

10.20(11)                1995 Form 11-K, Employee Savings Plan

10.21(5)                 Indemnification agreements

10.22(12)                Change of Control Agreement

10.23(12)                Supplemental Retirement Agreement

10.24(12)                Split Dollar Agreement

11.1(12)                 Statement regarding computation of per share earnings

21.1(12)                 List of Subsidiaries of the Company

23.1(12)                 Consent of Deloitte & Touche LLP

27(12)                   Financial Data Schedule


(1) Incorporated herein by reference to the designated Exhibit on the Company's Current Report on Form 8-K filed on February 9, 1996.

(2) Incorporated herein by reference to the designated Exhibit of the Company's Annual Report on Form 10-K dated December 31, 1994.

(3) Incorporated herein by reference to the designated Exhibit of the Company's Quarterly Report on Form 10-Q dated June 30, 1994.

(4) Incorporated herein by reference to the designated Exhibit of the Company's Quarterly Report on Form 10-Q dated June 30, 1995.

(5) Incorporated herein by reference to the designated Exhibit of the Company's Quarterly Report on Form 10-Q dated March 31, 1995.

(6) Incorporated by reference to the designated Exhibits of the Company's Current Report on Form 8-K filed on June 16, 1995.

(7) Incorporated herein by reference to the designated Exhibit to the Company's Current Report on Form 8-K filed July 26, 1995.

(8) Incorporated by reference to the designated Exhibit of the Company's Form 8-A dated August 5, 1994.

(9) Incorporated by reference from the designated Exhibit of the Company's Registration Statement on Form S-8 filed September 29, 1995.

(10) Incorporated herein by reference to the designated Exhibit of the Company's Registration Statement on Form S-3 (SEC File No. 33-52739).

(11) To be filed as Amendment to the Company's Annual Report on Form 10-K for the year ended December 31, 1995

(12)  Filed herewith.

          Exhibit No. 10.22   - Page 79

          Exhibit No. 10.23   - Page 107

          Exhibit No. 10.24   - Page 115

          Exhibit No. 11.1    - Page 120

          Exhibit No. 21.1    - Page 121

          Exhibit No. 23.1    - Page 122

          Exhibit No. 27      - Page 123