Form 10-K/A
period 1995-12-31
UNITED COMPANIES FINANCIAL CORP
filed 1996-04-29
CIK 217416

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                 FORM 10-K/A-1

(Mark One)
   [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 1995

                                       OR

   [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from .................... to ....................

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

                        Common Stock, Par Value $2.00
                              (Title of Class)
                          -------------------------
       6-3/4% PRIDES(SM), Convertible Preferred Stock, Par Value $2.00
                              (Title of Class)
                   ---------------------------------------

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


         The aggregate market value of voting stock held by non-affiliates of the registrant as reported by the National Association of Securities Dealers Automated Quotation System/National Stock Market, as of March 11, 1996 was $589,182,237.

         The number of shares of $2.00 par value stock issued and outstanding as of March 11, 1996 was 28,146,480 excluding 1,159,682 treasury shares.



================================================================================

                       AMENDMENT TO APPLICATION OR REPORT
                 Filed Pursuant to Section 12, 13 or 15 (d) of
                      THE SECURITIES EXCHANGE ACT OF 1934



                     UNITED COMPANIES FINANCIAL CORPORATION



                                AMENDMENT NO. 1



         The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the year ended December 31, 1995, as set forth in the pages attached hereto:



         PART III

         Item 10.         Directors and Executive Officers of the Registrant

         Item 11.         Executive Compensation

         Item 12.         Security Ownership of Certain Beneficial Owners and
                          Management

         Item 13.         Certain Relationships and Related Transactions

         PART IV

         Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K


                          Exhibits
                          Exhibit No.
                          -----------
                           23.1(12)  Consent of Deloitte & Touche LLP



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                          UNITED COMPANIES FINANCIAL CORPORATION

                          By:    /s/ Sherry E. Anderson
                              -------------------------------------------------
                                     Sherry E. Anderson
                                     Senior Vice President and Secretary

Date:  4-26-96

                                    PART III



ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT



BIOGRAPHICAL INFORMATION



         The name and age, principal occupation or employment, and other data regarding each director and executive officer of the Company, based upon information received from such directors and executive officers are set forth below:



JAMES J. BAILEY, III



         Mr. Bailey, age 54, has served as a director of the Company since 1987. Mr. Bailey is managing partner of Bailey Family Investments and Chairman of Tri-Star Investments, and he is a member of the Board of Directors of First Commerce Corporation, City National Bank of Baton Rouge and St. Mary Bank and Trust, Franklin, Louisiana.



ROBERT H. BARROW, GENERAL (RETIRED)



         General Barrow, age 74, has served as a director of the Company since 1983. He retired as Commandant of the United States Marine Corps in July, 1983. General Barrow is a member of the Board of Advisors, Baton Rouge Region, Premier Bank, National Association.



J. TERRELL BROWN



         Mr. Brown, age 56, is Chairman of the Board of Directors and Chief Executive Officer of the Company and Chief Executive Officer of each of the subsidiaries of the Company. He has served as a director and executive officer since 1972 and was name Chief Executive Officer in 1985. Mr. Brown is also a director of Hibernia Corporation and Sizeler Property Investors, Inc.



RICHARD A. CAMPBELL



         Mr. Campbell, age 64, has served as a director of the Company since 1987. For the past five years, Mr. Campbell has been an independent oil and gas exploration geologist in Lafayette, Louisiana, and has co-invested with Camex Operating Company and/or Camex, Inc. in oil and gas exploration activities.



HARRIS J. CHUSTZ, JR.



         Mr. Chustz, age 45, has served as the Manager of Finance and Accounting with Florida Keys Electric Cooperative since 1976. Mr. Chustz is the son of the Company's former Chairman of the Board, Harris J. Chustz.

JOHN D. DIENES



         Mr. Dienes, age 54, serves as President and Chief Operating Officer of the Company and is an executive officer of each Subsidiary of the Company. At the time Mr. Dienes joined the Company in February 1994, he had over 30 years of experience in the financial industry. Prior to his employment with the Company, Mr. Dienes served as Executive Vice President and Director of Western Corporate Banking for NationsBank Corporation, Dallas, Texas, his employer since 1988.



C. GERON HARGON



         Mr. Hargon, age 50, serves as Executive Vice President of the Company and President of United Companies Lending Group, Inc. ("UCLG"), United Companies Lending Corporation ("UCLC"), Pelican Mortgage Company, Inc., United Companies Mortgage of Tennessee, Inc. and Adobe, Inc., wholly-owned subsidiaries of the Company. Mr. Hargon joined the Company on September 1, 1995. Mr. Hargon has nearly 25 years experience in the financial services industry, most recently serving as Chairman of Hibernia National Bank's South
Central Region.   During his 19 years with Hibernia, Mr. Hargon served as Chief
Operating Officer and also managed its Baton Rouge and Texas commercial banking operations.



ROY G. KADAIR, M.D.



         Dr. Kadair, age 50, is a practicing physician (Internal Medicine) and has been associated with the Baton Rouge Clinic for over 18 years. He is a director and member of the executive committee of General Health System, and serves on the board of directors of Baton Rouge General Hospital and Gulf South Health Plans.



ROBERT D. KILPATRICK



         Mr. Kilpatrick, age 72, has served as a director of the Company since 1989. Mr. Kilpatrick serves as a director of Kuhlman Corporation and is an advisory director of Boardroom Consultants, Inc. Prior to retirement in 1989, Mr. Kilpatrick served as Chairman of the Board and Chief Executive Officer of CIGNA Corporation and served as a director of CIGNA Corporation until 1994.



O. MILES POLLARD, JR.



         Mr. Pollard, age 58, has served as a director of the Company since 1990. He is engaged in private investments and serves as President of Cadogan Properties, Inc. and Secretary of Randall Management Services, Inc. He is a director of First Commerce Corporation and City National Bank of Baton Rouge.

DALE E. REDMAN



         Mr. Redman, age 48, is Executive Vice-President, Chief Financial Officer and Assistant Secretary of the Company and Vice Chairman of each of the subsidiaries of the Company. Prior to his appointment as Chief Financial Officer and Executive Vice President in 1988, Mr. Redman served as Secretary and Treasurer of the Company. He has served as a director since 1983. Mr. Redman is also a director of Picadilly Cafeterias, Inc.



ROBERT B. THOMAS, JR.



         Mr. Thomas, age 49, serves as Executive Vice President of the Company and Chairman and President of UCLIC, a wholly-owned subsidiary of the Company. Mr. Thomas joined UCLIC in February of 1993. Prior to his employment with UCLIC, Mr. Thomas served as a principal of Lewis and Ellis, Inc., a Dallas, Texas actuarial consulting firm and, through Lewis and Ellis, served as consulting actuary to UCLIC for approximately 15 years.



WILLIAM H. WRIGHT, JR.



         Mr. Wright, age 69, has served as a director of the Company since 1972. He serves as Chairman of the Board and Chief Executive Officer of Wright Insurance Agency, Inc. and is a director of City National Bank of Baton Rouge.



Compliance with Section 16 of the Exchange Act



         Based solely upon a review of the copies of the forms furnished to the Company, or written representations from certain reporting persons that no Form 5 reports were required to be filed, the Company believes that, during 1995, all of its directors and pertinent officers complied with all applicable filing requirements under Section 16(a) of the Securities Exchange Act of 1934, as amended.

ITEM 11.  EXECUTIVE COMPENSATION



SUMMARY OF EXECUTIVE COMPENSATION



         The following table sets forth certain information on the annual and long-term compensation for the Chief Executive Officer and each of the five most highly compensated executive officers of the Company (collectively, the Chief Executive Officer and such other executive officers shall be referred to herein as the "Named Executive Officers") for the years ended December 31, 1995, 1994 and 1993.



                           SUMMARY COMPENSATION TABLE



                                                                                LONG TERM
                                           ANNUAL COMPENSATION                 COMPENSATION
                                     ------------------------------            ------------
                                                                                  AWARDS
                                                                                  ------
                                                             OTHER        RESTRICTED                ALL OTHER
                                                             ANNUAL          STOCK      OPTIONS      COMPEN-
        NAME AND                               BONUS      COMPENSATION      AWARDS        (4)/       SATION
   PRINCIPAL POSITION    YEAR     SALARY($)    ($)(1)        ($)(2)         ($)(3)      SARS(#)      ($)(5)
   ------------------    ----     ---------    ------        ------         ------      -------      ------
 J. Terrell Brown        1995      393,750     833,616         ---          304,000      50,000      35,442
 Chairman and Chief      1994      378,304     297,205         ---            ---          ---       41,240
 Executive Officer       1993      375,625      76,395         ---            ---       110,000      32,114

 W. Roger Clark (7)      1995      135,106         ---         ---          160,000      20,000      16,565
 Executive Vice          1994      168,702     136,094         ---            ---          ---       23,164
 President and           1993      155,269      39,027         ---            ---        44,000      12,382
 President, UCLC

 John D. Dienes,         1995      266,250     475,699         ---          208,000      24,000      16,499
 President and Chief     1994      220,864     241,805(6)      ---            ---        54,998         ---
 Operating Officer       1993          ---         ---         ---            ---          ---          ---

 C. Geron Hargon (8)     1995       66,668     359,025         ---          437,500      30,000         ---
 Executive Vice          1994          ---         ---         ---            ---          ---          ---
 President and           1993          ---         ---         ---            ---          ---          ---
 President, UCLC

 Dale E. Redman,         1995      246,095     445,298         ---          208,000      24,000      17,723
 Executive Vice          1994      236,014     189,131         ---            ---          ---       23,711
 President and Chief     1993      218,333      55,793         ---            ---        44,000      14,218
 Financial Officer

 Robert B. Thomas, Jr.   1995      219,625     395,818         ---          160,000        ---       16,499
 Executive Vice          1994      209,366     168,116         ---            ---          ---       21,882
 President and           1993      175,269      49,732         ---            ---        44,000         ---
 Chairman and
 President, UCLIC



- --------------------------



(1) Amounts awarded under the Company's Management Incentive Plan for the respective fiscal years, even if deferred. Included in the amounts awarded to J. Terrell Brown in 1995, 1994 and 1993 were $16,562, $16,729, and $16,998, respectively, which were deferred pursuant to an unfunded salary deferral agreement entered into between the Company and Mr. Brown in 1989. The aggregate amount payable by the Company to Mr. Brown at February 29, 1996 was $136,023.

(2) No personal benefits, which are non-cash compensation, are disclosed in the "Other Annual Compensation" column since they did not exceed the lesser of either $50,000 or 10% of the total annual salary and bonus for any of the named executive officers.



(3) Reflects the value of the shares of restricted stock based upon the closing price of the Company's Common Stock reported on the National Association of Securities Dealers Quotations National Stock Market (the "Nasdaq Stock Market") on the date of award. The shares of the restricted stock vest in 50% increments on the anniversary date of the award in each of the two years thereafter, except the shares awarded to Mr. Hargon, which vest in 25% increments on each of November 1, 1996, 1997, 1998 and 1999. The awards are also subject to certain performance-based conditions. During the restriction period for the shares of restricted stock, the named executive officer is entitled to receive dividends and exercise voting privileges on such restricted shares. At December 29, 1995, the shares of restricted stock held by Messrs. Brown, Clark, Dienes, Hargon, Redman and Thomas had a fair market value of $501,125, $263,750, $342,875, $369,250, $342,875 and
         $263,750, respectively.



(4) Represents options granted under the Company's stock option plans for employees after giving effect to stock dividends. All options have been granted at an exercise price equal to 100% of the fair market value of the Common Stock on the date of the grant. For additional information regarding options granted during the last fiscal year, see "Option Grants in Last Fiscal Year," and for information regarding current holdings of options, see "Options Exercised and Year-End Values of Unexercised Options."



(5) Amounts reported include amounts contributed or accrued for 1995, 1994 and 1993 for the named officers under the Company's Employee Stock Ownership Plan ("ESOP") and Employees' Savings Plan and Trust.
         Amounts for J. Terrell Brown for 1995, 1994 and 1993 also include $16,729, $16,998 and $17,134, respectively, in loans to Mr. Brown for payment of a portion of the premium on a life insurance policy. The loans were made without interest and are secured by an assignment of the policy. See "Transactions with Management and Others."



(6) Includes $41,667 paid to Mr. Dienes in the form of a bonus upon commencement of his employment with the Company.



(7) Information regarding the compensation of Mr. Clark is included in this table and those that follow because he served as an executive officer during 1995, even though he retired effective as of August 31, 1995.



(8) Information regarding the compensation of Mr. Hargon is included in this table and those that follow because he served as an executive officer during 1995, even though he did not join the Company until September 1, 1995.

OPTIONS GRANTED IN LAST FISCAL YEAR



         The following table sets forth information regarding the options granted during the year ended December 31, 1995, to the Named Executive Officers.



                                          OPTION GRANTS IN LAST FISCAL YEAR
                                                  INDIVIDUAL GRANTS
                                          ---------------------------------
                                                                                             POTENTIAL REALIZABLE
                       NUMBER OF      % OF TOTAL                                                     VALUE
                      SECURITIES        OPTIONS                                             AT ASSUMED ANNUAL RATES
                      UNDERLYING      GRANTED TO                                                OF STOCK PRICE
                        OPTIONS        EMPLOYEES        EXERCISE                                 APPRECIATION
                        GRANTED        IN FISCAL         PRICE           EXPIRATION             FOR OPTION TERM
        NAME            (#)(1)           YEAR          ($/SH)(1)            DATE             5% ($)       10% ($)
      --------        ----------       --------      -------------        --------         ----------   -----------
 J. Terrell Brown       50,000            7.5           22.375          June 14, 2005       703,576      1,782,999

 W. Roger Clark         20,000            3.0           22.375          June 14, 2005       281,430        713,200

 John D. Dienes         24,000            3.6           22.375          June 14, 2005       337,716        855,840

 C. Geron Hargon        30,000            4.5            31.25        September 1, 2005     589,589      1,494,134

 Dale E. Redman         24,000            3.6           22.375          June 14, 2005       337,716        855,840


- -------------------------



(1) The options granted to the Named Executive Officer were awarded under the Company's 1993 Stock Incentive Plan (the "1993 Plan"). The options granted under the 1993 Plan are not exercisable, except in limited circumstances, until three years have elapsed from the date such options are granted. The exercise price of the options, which can be no less than 100% of the fair market value of a share of Common Stock on the date of grant, has been adjusted to reflect a 100% stock dividend paid by the Company on October 20, 1995. The number of shares underlying the above options have also been adjusted to reflect such stock dividend. The options will expire ten years from the date of grant.




OPTIONS EXERCISED AND YEAR-END VALUES OF UNEXERCISED OPTIONS



         The following table sets forth information, as of December 31, 1995, regarding the number of shares received and the value realized upon exercise of stock options, and the number and value of exercisable and unexercisable options to purchase Common Stock of the Company held by any of the Named Executive Officers.



   AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END 1995
                                OPTION VALUES



                                                         NUMBER OF UNEXERCISED            VALUE OF UNEXERCISED
                                                           OPTIONS AT FISCAL         IN-THE-MONEY OPTIONS AT FISCAL
                                                             YEAR-END (#)                YEAR-END ($)(1)(2)(3)
                                                         ---------------------       ------------------------------
                         SHARES
                       ACQUIRED ON      VALUE
 NAME                  EXERCISE(#)   REALIZED($)    EXERCISABLE     UNEXERCISABLE    EXERCISABLE    UNEXERCISABLE
 ----                  -----------   -----------    -----------     -------------    -----------    -------------
 J. Terrell Brown            ---            ---        153,824          160,000      $3,534,794       $2,394,995
 W. Roger Clark           69,060     $1,598,962            ---           64,000             ---          957,998
 John D. Dienes              ---            ---            ---           78,998             ---          534,109
 Dale E. Redman              ---            ---        103,488           68,000       2,383,065          973,998
 C. Geron Hargon             ---            ---            ---           30,000             ---              ---
 Robert B. Thomas, Jr.       ---            ---         22,000           22,000         489,625          438,999



- -------------------------



(1) All options were awarded at the fair market value of the shares of Common Stock on the date of the grant.



(2) Values in each column are based on the closing price, as reported on the Nasdaq Stock Market, of the Company's Common Stock on December 29, 1995 ($26.375).

(3) The exercise prices of the reported options range from $2.77 to $31.25 per share (as adjusted for stock dividends) with a weighted average exercise price of $9.91 per share.




COMPENSATION OF DIRECTORS



         Directors who are full-time employees of the Company receive no additional compensation for services as a director. The Company has entered into employment agreements and has executed change of control contracts with each of its officer-directors as described below under "Employment Agreements and Change of Control Arrangements". Each non-employee director received $1,000 per Board meeting and $500 per Committee meeting attended during 1995. Each Committee Chairman received an annual retainer of $1,000. Each director who is not an employee of the Company also received during 1995 an annual retainer of $4,800, paid in quarterly increments.



         Each director who is not an employee of the Company is entitled to participate in the Company's 1993 Non-Employee Director Stock Option Plan (the "1993 Director Plan"). The 1993 Director Plan provides for the automatic grant of stock options to purchase 4,000 shares of the Company's Common Stock to each non-employee director each year upon his or her election or reelection to the Board of Directors. In 1993, 1994 and 1995, each non-employee director has been awarded options to purchase 17,600, 8,800 and 8,000 shares of Common Stock, respectively (after an adjustment for a 100% common stock dividend paid on October 18, 1993, a 10% common stock dividend paid on January 10, 1995 and a 100% common stock dividend paid on October 20, 1995), under the 1993 Director Plan. The Company also has another option plan for non-employee directors, the 1989 Non-Employee Director Stock Option Plan (the "1989 Director Plan"). All shares reserved for issuance under the 1989 Director Plan, however, have been awarded pursuant to options. The exercise prices of options awarded under the 1993 and 1989 Director Plans are based upon 100% of the fair market value of the Common Stock on the date of the grants. As of February 1, 1996, options to purchase 380,360 shares of Common Stock at an average exercise price of $9.76 per share are outstanding under the Company's 1989 and 1993 Director Plans.







COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION



         The members of the Compensation Committee of the Board of Directors during 1995 were Richard A. Campbell, Harris J. Chustz, Jr., Robert D. Kilpatrick and O. Miles Pollard, Jr. No member of the Compensation Committee was an officer or employee of the Company or any of its subsidiaries during 1995. No executive officer of the Company served during 1995 as a director or as a member of the compensation committee of another entity, one of whose executive officers served as a director or on the Compensation Committee of the Company.




COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION



GENERAL



         The compensation program for executives and key employees of the Company is administered by the Compensation Committee (the "Committee") of the Company's Board of Directors. During 1995, the Committee was comprised of the following members, each of whom were outside, independent directors of the
Company: Richard A. Campbell, Chairman, Harris J. Chustz, Jr., Robert D. Kilpatrick and O. Miles Pollard, Jr. In accordance with the rules and regulations of the Securities and Exchange Commission, the Committee offers the following report on the compensation policies for the executive officers and key employees of the Company. This report outlines the duties of the Committee with respect to executive compensation, the components of the Company's executive officer compensation program and the basis on which 1995 compensation was determined for the executive officers of the Company, with particular focus on the 1995 compensation for the Company's Chief Executive Officer (the "CEO").



         Duties of the Committee include establishing the compensation program for the CEO, consulting with the CEO and approving compensation for other executive officers, administering the Company's Management Incentive Plan including the approval of annual amounts to be distributed as bonuses thereunder, and administering the

Company's stock option plans for employees. In performing these duties, the Committee focuses upon: (i) providing a competitive compensation program that enables the Company to attract, retain and motivate a high-quality executive management team focused on enhancing shareholder value; (ii) coordinating compensation programs with the Company's annual and long-term objectives and strategies; and (iii) providing compensation opportunities that are based on the performance of the Company.



         The Committee's overall philosophy on executive compensation, of course, is to link compensation to the value and level of performance of the executive. To achieve this, various pay delivery systems are utilized, including principally base salary, cash bonuses, and equity-based incentives, which include the award of stock options and restricted stock. The compensation decisions of the Committee relative to the Company's executive officers and key employees are described below as to each pay delivery system.



MANAGEMENT COMPENSATION



         Base Salary. The salary levels of the Company's executive officers are reviewed by the Committee annually. In determining appropriate base-salary levels, the Committee considers such factors as duties and responsibilities inherent in the position in question, initiative, performance, tenure and pay practices for executives of other companies in the financial services industry, as well as business conditions generally prevailing in the mortgage and insurance industries.



         While the Company achieved record earnings in 1994, the base salary levels of executives were not increased substantially for 1995. Rather, for year-end 1995, executives received cash bonuses that were significantly higher than in prior years as a result of Company performance.



         Cash Bonuses. Annual awards are made to executives and key employees of cash compensation pursuant to the Company's Management Incentive Plan. The cash bonuses are based upon the attainment by the Company of financial objectives based on return on equity during the prior year. Awards are made from a bonus pool determined as a percentage of the Company's prior year net income as specified by the Committee; however, funding of the bonus pool is capped at 10% of after tax net income. Plan participants are assigned to one of five eligibility levels based on the participant's contribution to and impact upon the success of the Company. Bonuses are not paid unless a specified threshold level of financial performance is achieved by the Company, which is presently set at a minimum of a 10% return on equity. Accordingly, compensation of executive officers and key employees is generally higher during years in which Company performance meets or exceeds the specified goals. Net income for the year ended December 31, 1995, totaled $69.5 million compared to $49.5 million during 1994. As a result, total cash bonuses paid to 145 individuals participating in the Management Incentive Plan during 1995 was approximately $5.2 million, compared to cash bonuses of approximately $2.6 million paid to 102 individuals participating in the plan during 1994. An amendment to the Management Incentive Plan approved at the 1995 Annual Meeting of Shareholders allows a participant to submit an advance written election to the Committee requesting that all or part of the award otherwise payable thereunder in cash, be paid in shares of the Company's Common Stock. The Committee believes that this election mechanism further facilitates a tie between employee compensation and the Company's performance as reflected in the value of its Common Stock.



         Equity-Based Incentives. The Company maintains stock incentive plans to provide officers, supervisory personnel, other key employees and consultants with additional incentive to promote the financial success of the Company through the award of stock options and shares of restricted stock. Options granted under the Company's 1993 Stock Incentive Plan ("the 1993 Plan") have generally been long-term (10 years) and vest three years after the date of grant. With such features, the Company considers stock options as a way of aligning the interests of management with the long-term interests of the Company's shareholders and inducing such executives to remain with the Company on a long-term basis. During 1995, options (as adjusted for the 100% common stock dividend paid on October 20, 1995) to purchase the Company's Common Stock were awarded as follows: Mr. Brown, 50,000 shares; Mr. Clark, 20,000; Mr. Dienes, 24,000; Mr. Hargon, 30,000; and Mr. Redman, 24,000. The exercise price of such options is $22.375 per share, the fair market value of the shares of Common Stock on the date of grant (as adjusted for stock dividends), except for the options awarded to Mr. Hargon, which have an exercise price of $31.25 per share (as adjusted), the fair market value on the date of award, the effective date of Mr. Hargon's employment. As of December 31, 1995, options to purchase in the aggregate approximately 1.5 million shares of the Company's Common Stock were held by 323 employees under the Company's stock option plans for employees. Included in this amount as of December 31, 1995, were options to purchase 702,310 shares of the Company's Common Stock at an average exercise price of $9.91 per share held by the executive officers named in the Summary Compensation Table. On February 23, 1995, the Committee and the Board of Directors authorized an amendment to the 1993 Plan to allow the award of restricted stock thereunder, and the Company's shareholders approved such amendment at the 1995 Annual Meeting of Shareholders. The Committee has made the following awards of restricted stock (as adjusted to reflect a 100% Common Stock dividend paid by the Company on October 20, 1995) under the 1993 Plan:
Mr. Brown, 19,000 shares; Mr. Clark, 10,000 shares; Mr. Dienes, 13,000 shares; Mr. Hargon, 14,000 shares; Mr. Redman, 13,000 shares; and Mr. Thomas, 10,000 shares. With the exception of the award to Mr. Hargon, each of the awards to the foregoing executives vest in 50% increments on the first and second anniversary date of the award, if (i) the executive is still in the employ of the Company on each date and (ii) the Company reaches certain performance levels established by the Committee which, for the awards above, is a 10% annual return on equity for each year ending December 31. Mr. Hargon's award vests in 25% increments on each of November 1, 1996, 1997, 1998 and 1999, if (i) Mr. Hargon is still employed by the Company on such date; and (ii) the Company attains a 10% return on equity for the twelve month period ending on each of September 30, 1996, 1997, 1998 and 1999. On February 23, 1996, a restriction period lapsed, and because the Company reached the performance level established for the year ended December 31, 1995, 50% of the shares of restricted stock awarded to Messrs. Brown, Clark, Dienes, Redman and Thomas vested. If the Proposed Sale is consummated, the Committee has decided to waive the restriction period and performance goal condition for the remaining restricted shares of Mr. Thomas.



         As noted above, an amendment to the Management Incentive Plan allows participants to elect to receive shares of Common Stock in lieu of cash thereunder. This amendment allows employees of the Company to increase their equity interests in the Company at no cost to the employee, and concomitantly reduces the cash necessary for the Company to pay bonuses. Further, the Company considers this amendment as well as the amendment to the Company's 1993 Plan, which allows the award of restricted stock thereunder, as additional means of (i) providing compensation through equity-based incentives; and (ii) linking the interests of management with the long-term interests of the Company and its shareholders.



COMPENSATION OF THE CHIEF EXECUTIVE OFFICER



         In establishing the compensation for Mr. Brown, the Committee observes the same guidelines as set forth for executive officers generally. No specific weighting is assigned to these guidelines, or factors, in determining the CEO's compensation. During 1995, the base salary of Mr. Brown was increased by 5% pursuant to the guaranteed increase in base salary under his employment contract with the Company, which is discussed in greater detail below. The most significant increase in total compensation of Mr. Brown for 1995 resulted from his participation in the Management Incentive Plan, which is based upon the performance of the Company as discussed above.



POLICY WITH RESPECT TO QUALIFYING COMPENSATION FOR DEDUCTIBILITY



         Section 162(m) of the Internal Revenue Code of 1986, as amended, limits the deduction allowable to the Company for compensation paid to the Chief Executive Officer and each of the four other most highly compensated executive officers to $1 million. Qualified performance-based compensation is excluded from this limitation if certain requirements are met. The Company's policy is generally to preserve the Federal income tax deductibility of compensation paid, to the extent feasible. The Committee believes that awards under the Company's Management Incentive Plan and its awards of options made under stock option plans for employees will qualify as performance-based compensation and thereby be excluded from the $1 million limitation. Notwithstanding the Company's policy to preserve the Federal income tax deductibility of compensation payments, under certain circumstances, the Committee, in its discretion, may authorize payments, such as salary, bonuses or otherwise that may cause an executive officer's income to exceed the deductible limits.



                                             Richard A. Campbell, Chairman
                                             Harris J. Chustz, Jr.
                                             Robert D. Kilpatrick
                                             O. Miles Pollard, Jr.

EMPLOYMENT AGREEMENTS AND CHANGE OF CONTROL ARRANGEMENTS



         The Company has employment contracts with key management employees, including Messrs. Brown and Redman. An employment contract between the Company and Mr. Dienes expired in February 1996. The term of the contracts with Messrs. Brown and Redman extends to June 1, 1997. The contracts with Messrs. Brown and Redman, which were originally executed in 1981, generally require payment of a minimum base salary with a 5% guaranteed annual increase for the term of the contracts. The Company plans to execute, during 1996, an employment contract with Mr. Hargon that will provide for a minimum base salary with a guaranteed award increase for the term of the contract.



         The Company also has in effect deferred compensation agreements with Messrs. Brown and Redman pursuant to which, upon retirement at or after age 55, the employee will receive deferred compensation payments in monthly payments for 10 years. The deferred compensation amount increases based on the number of years of service after age 55, with a cap at age 70. For Messrs. Brown and Redman, should they elect to exercise this agreement at age 55, they will receive $35,000 per annum for the 10 year period. Should they wait until age 65 to exercise this agreement, they will receive $200,000 and $135,000 per annum, respectively, for the 10 year period. The Company has purchased life insurance on the lives of Messrs. Brown and Redman to fund its obligations under these deferred compensation agreements. Under a separate split dollar agreement, the beneficiaries of Messrs. Brown and Redman will receive a death benefit equal to the policy value, $1,365,000 and $1,120,000, respectively, minus the lesser of the cash value of the policy or premiums paid and any policy indebtedness to the insurer. Under an additional unfunded salary deferral agreement entered into in 1989, a specified amount of compensation otherwise payable to Mr. Brown is credited to an account to be paid to Mr. Brown or beneficiaries designated by him on the earlier of Mr. Brown's death or termination of employment. During 1995 Mr. Brown's compensation, as reflected in the Bonus section of the Summary Compensation Table, includes $16,562 which was deferred pursuant to this agreement.



         In addition, the Company has supplemental retirement agreements with Messrs. Clark, Dienes and Thomas pursuant to which, upon retirement, the employee will receive monthly payments for 15 years. The annual amounts payable under such agreements are as follows: Mr. Clark, $60,000; Mr. Dienes, $84,000; and Mr. Thomas, $60,000. The Company has purchased life insurance on the lives of Messrs. Clark, Dienes and Thomas to fund its obligations under these agreements.



         Although not the purpose of these employment, deferred compensation and supplemental retirement agreements, a possible effect of such contracts may be to discourage or deter a potential tender offer for the Company.



         During 1995, the Company entered into change of control contracts with Messrs. Brown, Dienes, Hargon and Redman. The contracts provide, in general, that each executive will be entitled to a lump sum payment of two years salary and bonus plus the continuation of certain benefits if the executive is terminated without cause or his duties or responsibilities are diminished within 24 months after a change of control of the Company. The Company believes that these contracts are important in retaining qualified management through a transition in ownership, if a change were to occur, by providing such executives with a certain comfort level during such transition so that they can focus on what is in the best interests of the shareholders rather than on their position with the Company.

                            STOCK PERFORMANCE GRAPH



         The following line graph provides a comparison of the total shareholder return on the Company's Common Stock with the return of the NASDAQ Index for U.S. Companies and the NASDAQ Index of Financial Stocks for the period commencing January 1, 1991 and ending December 29, 1995. All amounts have been calculated as if all dividends were reinvested.



                       COMPARISON OF FIVE YEAR CUMULATIVE
              TOTAL RETURN OF THE COMPANY, NASDAQ (U.S. COMPANIES)
                          AND NASDAQ FINANCIAL STOCKS







                                    [GRAPH]







                                               1990      1991       1992        1993        1994       1995
 United Companies Financial Corporation        100.0     146.1      129.3       580.6      443.3       869.3
 Nasdaq Stock Market (U.S. Companies)          100.0     160.5      186.9       214.5      209.7       296.5
 Nasdaq Stock Market Financial Stocks          100.0     154.7      221.3       257.2      257.8       375.6

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT



         The following table sets forth the amount and percent of shares of Common Stock (as adjusted to reflect a 100% Common Stock dividend paid by the Company on October 20, 1995) and the amount and percent of shares of PRIDES which, as of February 29, 1996, are deemed under the rules of the Securities and Exchange Commission (the "SEC") to be "beneficially owned" by each director of the Company, by each executive officer of the Company, by all directors and executive officers of the Company as a group, and by any person or "group" (as that term is used in the Securities Exchange Act of 1934, as amended) known to the Company as of that date to be a "beneficial owner" of more than 5% of the outstanding shares of Common Stock or PRIDES:



                                                                             AMOUNT AND
                                                                              NATURE OF
                                                                             BENEFICIAL          PERCENTAGE
     DIRECTORS AND EXECUTIVE OFFICERS                TITLE OF CLASS        OWNERSHIP(1)(2)       OF CLASS(3)
     --------------------------------                --------------        ---------------       -----------
 James J. Bailey, III                                Common Stock           177,860(4)(5)            ---

 General Robert H. Barrow (retired)                  Common Stock             61,274(4)              ---

 J. Terrell Brown                                    Common Stock         917,449(5)(6)(7)         3.223%

 Richard A. Campbell                                 Common Stock            166,703(4)              ---
                                                     PRIDES                     9,000                ---

 Harris J. Chustz, Jr.                               Common Stock            123,027(5)              ---

 John D. Dienes                                      Common Stock           115,489(6)(7)            ---

 C. Geron Hargon                                     Common Stock           45,170(6)(7)             ---

 Roy G. Kadair, M.D.                                 Common Stock             25,800(4)              ---

 Robert D. Kilpatrick                                Common Stock             45,026(4)              ---

 O. Miles Pollard, Jr.                               Common Stock             72,900(4)              ---

 Dale E. Redman                                      Common Stock           245,013(6)(7)            ---

 Robert B. Thomas, Jr.                               Common Stock           58,576(6)(7)             ---

 William H. Wright, Jr.                              Common Stock           396,790(4)(5)          1.407%

 All directors and executive officers                Common Stock             2,525,962            8.648%
 as a group (13 persons)                             PRIDES                     9,000                ---

                   OTHER PERSONS
                   -------------

 United Companies Financial Corporation Employee
 Stock Ownership Plan and Trust
 515 South Flower Street, Suite 2700                 Common Stock           4,003,494(8)           14.224%
 Los Angeles, CA  90071-2291

 AIM Management Group, Inc.
 AIM Advisors, Inc.
 AIM Capital Management, Inc.
 11 Greenway Plaza, Suite 1919
 Houston, TX  77046                                  Common Stock          1,680,399(9)             6.0%

 Highbridge Capital Corporation
 Highbridge Capital Management, Inc.
 Dubin & Swieca Capital Management, Inc.
 c/o Highbridge Capital Corporation
 The Residence, Unit #2, South Church Street
 Grand Cayman, Cayman Islands
 British West Indies                                 PRIDES                  306,550(10)           15.68%




(1) Under rules promulgated by the SEC, "beneficial ownership" includes having or sharing with others the power to vote or direct the investment of securities. Accordingly, a person having or sharing the power to vote or direct the investment of securities is deemed to "beneficially own" the securities even if such person has no right to receive any part of the dividends on or the proceeds from the sale of these securities. Also, because "beneficial ownership" extends to persons, such as co-trustees under a trust, who share power to vote or control the disposition of the securities, the very same securities may be deemed "beneficially owned" by two or more persons shown in the
         table.   Information with respect to "beneficial ownership" shown in the table above is based upon information supplied by the directors and executive officers of the Company and filings made with the SEC or furnished to the Company by any shareholder.



(2) Includes pro rata shares, where applicable, that have been allocated to an individual's account in the Company's Employee Stock Ownership Plan and Trust (the "ESOP") and in the Company's Employees' Savings Plan and Trust (the "401(k) Plan").



(3)      Less than 1% except as otherwise indicated.



(4) Includes shares which the named holder as of February 29, 1996, was entitled to acquire upon the exercise of options granted (whether or not such options are vested) under the Company's 1993 and 1989 Non-Employee Director Stock Option Plans.



(5)      Includes shares held by family members and controlled affiliates.



(6) Includes shares which the following named holders as of February 29, 1996, were entitled to acquire upon exercise of options granted (whether or not such options are vested) under the Company's 1993 and 1989 Stock Incentive Plans: Mr. Brown, 313,824; Mr. Dienes, 78,998; Mr. Hargon, 30,000; Mr. Redman, 171,488; and Mr. Thomas, 44,000; all executive officers as a group (5 persons), 638,310; and all directors, executive officers and senior vice presidents as a group (27 persons), 774,368.



(7) Includes shares of restricted stock awarded to the named holder under the Company's 1993 Stock Incentive Plan: Mr. Brown, 19,000 shares; Mr. Dienes, 13,000 shares; Mr. Hargon, 14,000 shares; Mr. Redman, 13,000 shares; and Mr. Thomas, 10,000 shares. On February 23, 1996, a restriction lapsed and because a performance goal of the Company was met as of December 31, 1995, 50% of the restricted shares awarded to Messrs. Brown, Dienes, Redman and Thomas became fully vested.



(8) Held by U.S. Trust Company of California as trustee. An ESOP participant exercises voting rights over shares of Common Stock allocated to the participant's account, whether or not vested. Voting rights for any unallocated shares of Common Stock held by the ESOP are voted by the trustee in proportion to the voting of allocated shares by the ESOP participants. At February 29, 1996, there were approximately 815,000 unallocated shares held by the ESOP. The Plan Administrator, a committee composed of five officers and directors of the Company, may, in certain circumstances, direct the trustee to purchase, sell, resell or otherwise dispose of shares of Common Stock.



(9) This information is based solely upon a Schedule 13G for the year ended December 31, 1995. However, in correspondence to the Company accompanying the Schedule 13G, this group of shareholders indicated that they owned shares of PRIDES which they included in the number of shares of Common Stock set forth in the Schedule 13G (which is the number of shares set forth in the table above). While the shareholder group did not provide to UCFC the number of PRIDES they beneficially owned, they did indicate that the PRIDES had been converted, as of December 31, 1995, into shares of Common Stock and added into the total number disclosed in the Schedule 13G. Without such conversion, the group of shareholders provided that their ownership percentage in the Common Stock would be only 4.9%.



(10) This information is based solely upon a Schedule 13G for the year ended December 31, 1995.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS



         The Company and its subsidiaries have, from time to time, made loans to certain of its executive officers and directors and/or to entities in which such persons have a material interest. Each of these loans were secured by a first mortgage on the residence, and/or commercial or other real estate. There were no such loans outstanding during 1995 or through March 15, 1996.



         Since 1989, the Company has made loans to Mr. Brown without interest, secured by an assignment of a life insurance policy owned by Mr. Brown. The loans were incurred to pay a portion of the premium on the assigned life insurance policy. The Company has agreed to make annual loans of comparable amounts for payment of a portion of these insurance premiums through the earlier of the date of termination of Mr. Brown's employment or 2004. As of March 1, 1996, the aggregate principal and interest owed by Mr. Brown on such loans was $136,023.



         In the ordinary course of business, the Company and its subsidiaries have purchased liability, worker's compensation, fidelity bond and various property and other insurance coverage from the Wright Insurance Agency, Inc., of which Mr. Wright is the majority owner. Premiums paid by the Company and its subsidiaries for this insurance coverage were approximately $1.9 million for the year ended December 31, 1995. The Company and its subsidiaries expect to purchase additional insurance coverage in the future from the Wright Insurance Agency, Inc. The Company believes that the premiums paid to the Wright Insurance Agency, Inc. for the above-described coverage are comparable to those premiums that would be charged by an unaffiliated third party for insurance of similar coverage.



         At December 31, 1995, the Company guaranteed loans to the ESOP made by a financial institution with an aggregate principal balance outstanding of $6.0 million. The loans are to be repaid with interest at rates which range from 7.5% to 7.7% per annum. The proceeds of the loans were used by the ESOP for purchases of the Company's Common Stock.

                                 EXHIBIT INDEX



Exhibit No.            Description
- -----------            -----------

   23.1                Consent of Deloitte & Touche LLP