Form 10-Q
period 1996-03-31
UNITED COMPANIES FINANCIAL CORP
filed 1996-05-14
CIK 217416

===============================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                      ------------------------------------

                                   FORM 10-Q

(Mark One)
 [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996


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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No ____

         The number of shares of $2.00 par value common stock issued and outstanding as of May 7, 1996 was 28,180,898, excluding 1,159,682 treasury shares.


===============================================================================

            UNITED COMPANIES FINANCIAL CORPORATION AND SUBSIDIARIES

                               INDEX TO FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1996


                                                                       PAGE
PART I - FINANCIAL INFORMATION

Financial Statements:

Consolidated Balance Sheets
  March 31, 1996 and December 31, 1995  . . . . . . . . . . . . . .        2

Consolidated Statements of Income
  Three months ended March 31, 1996 and 1995  . . . . . . . . . . .        3

Consolidated Statements of Cash Flows
  Three months ended March 31, 1996 and 1995  . . . . . . . . . . .        4

Notes to Consolidated Financial Statements  . . . . . . . . . . . .     5-10

Management's Discussion and Analysis of Financial Condition
  and Results of Operations   . . . . . . . . . . . . . . . . . . .    11-21

Review by Independent Accountants . . . . . . . . . . . . . . . . .       22

Independent Accountants' Report . . . . . . . . . . . . . . . . . .       23


PART II - OTHER INFORMATION . . . . . . . . . . . . . . . . . . . .       24

Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . .       25

Index to Exhibits . . . . . . . . . . . . . . . . . . . . . . . . .       26

            UNITED COMPANIES FINANCIAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                           March 31,
                                                                              1996        December 31,
Assets                                                                    (Unaudited)         1995
- ------                                                                    -----------    -------------
Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . .    $     56,099    $     28,087
Temporary investments - reserve accounts  . . . . . . . . . . . . . .         179,037         155,254
Investment securities
   Trading  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             949             752
   Available-for-sale   . . . . . . . . . . . . . . . . . . . . . . .       1,092,664       1,140,421
   Held-to-maturity   . . . . . . . . . . . . . . . . . . . . . . . .          51,553          51,586
   Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          25,393          25,594
Loans - net . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         406,164         413,574
Capitalized excess servicing income . . . . . . . . . . . . . . . . .         304,088         283,454
Deferred policy acquisition costs . . . . . . . . . . . . . . . . . .          89,375          90,703
Accrued interest receivable . . . . . . . . . . . . . . . . . . . . .          54,327          53,265
Property - net  . . . . . . . . . . . . . . . . . . . . . . . . . . .          39,167          38,659
Net assets of discontinued operations . . . . . . . . . . . . . . . .             -             6,245
Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . .          89,120          79,292
                                                                         ------------    ------------
           Total assets . . . . . . . . . . . . . . . . . . . . . . .    $  2,387,936    $  2,366,886
                                                                         ============    ============

Liabilities and Stockholders' Equity
- ------------------------------------

Annuity reserves  . . . . . . . . . . . . . . . . . . . . . . . . . .    $  1,390,495    $  1,417,803
Notes payable   . . . . . . . . . . . . . . . . . . . . . . . . . . .         326,883         255,756
Insurance reserves  . . . . . . . . . . . . . . . . . . . . . . . . .         111,416         113,002
Deferred income taxes payable . . . . . . . . . . . . . . . . . . . .          62,333          64,461
Allowance for loss on loans serviced  . . . . . . . . . . . . . . . .          48,490          44,970
Repurchase agreements . . . . . . . . . . . . . . . . . . . . . . . .          28,178          40,857
Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . .          44,681          48,086
                                                                         ------------    ------------
           Total liabilities  . . . . . . . . . . . . . . . . . . . .       2,012,476       1,984,935
                                                                         ------------    ------------

Stockholders' equity:
   Preferred stock, $2 par value;
       Authorized - 20,000,000 shares;
       Issued - 1,955,000 shares of 6 3/4% PRIDES(SM)  ($44 per share
           liquidation preference)  . . . . . . . . . . . . . . . . .           3,910           3,910
   Common stock, $2 par value;
       Authorized - 100,000,000 shares;
       Issued - 29,365,662 and 29,302,246 shares  . . . . . . . . . .          58,731          58,604
   Additional paid-in capital   . . . . . . . . . . . . . . . . . . .         180,813         179,848
   Net unrealized gain on securities  . . . . . . . . . . . . . . . .           9,240          29,514
   Retained earnings  . . . . . . . . . . . . . . . . . . . . . . . .         137,259         122,816
   Treasury stock and ESOP debt   . . . . . . . . . . . . . . . . . .         (14,493)        (12,741)
                                                                         ------------    ------------
       Total stockholders' equity   . . . . . . . . . . . . . . . . .         375,460         381,951
                                                                         ------------    ------------
           Total liabilities and stockholders' equity . . . . . . . .    $  2,387,936    $  2,366,886
                                                                         ============    ============

                                 See notes to consolidated financial statements.

            UNITED COMPANIES FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                   Three Months Ended
                                                                                        March 31,
                                                                               --------------------------
                                                                                  1996             1995
                                                                               ----------      ----------
Revenues:
 Interest, charges and fees on loans  . . . . . . . . . . . . . . . . . . . .  $   34,614      $   29,438
 Loan sale gains  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      39,809          25,450
 Investment income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      25,505          25,011
 Loan servicing income  . . . . . . . . . . . . . . . . . . . . . . . . . . .       4,233           4,834
 Net insurance premiums . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,618           2,102
                                                                               ----------      ----------
     Total  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     105,779          86,835
                                                                               ----------      ----------

Expenses:
 Interest on annuity policies   . . . . . . . . . . . . . . . . . . . . . . .      18,549          19,526
 Personnel  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      22,011          17,071
 Interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       8,683           5,894
 Loan loss provision  . . . . . . . . . . . . . . . . . . . . . . . . . . . .       2,578           4,064
 Insurance commissions  . . . . . . . . . . . . . . . . . . . . . . . . . . .       3,425           3,548
 Insurance benefits . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       2,776           2,429
 Other operating  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      18,205          14,754
                                                                               ----------      ----------
      Total   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      76,227          67,286
                                                                               ----------      ----------

Income from continuing operations before income taxes . . . . . . . . . . . .      29,552          19,549

Provision for income taxes  . . . . . . . . . . . . . . . . . . . . . . . . .      10,594           6,725
                                                                               -----------     ----------

Income from continuing operations . . . . . . . . . . . . . . . . . . . . . .      18,958          12,824

Loss from discontinued operations:
  Loss from discontinued operations net of income taxes benefit of
    $180 and $201, respectively   . . . . . . . . . . . . . . . . . . . . . .        (153)           (373)
  (Loss) gain on disposal, including estimated operating losses during phaseout (including income tax benefit of $393 and $1,045,
    respectively)   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (966)            245
                                                                               ----------       ---------
      Total   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (1,119)           (128)
                                                                               ----------       ---------

Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   17,839      $   12,696
                                                                               ==========      ==========

Per share data:
  Income from continuing operations . . . . . . . . . . . . . . . . . . . . .  $      .58      $      .46
  Income (loss) from discontinued operations  . . . . . . . . . . . . . . . .        (.03)           (.01)
                                                                               ----------      ----------
  Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $      .55      $      .45
                                                                               ==========      ==========

                                 See notes to consolidated financial statements.

            UNITED COMPANIES FINANCIAL CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                       Three Months Ended March 31,
                                                                                     --------------------------------
                                                                                       1996                   1995
                                                                                     ----------            ----------
 Cash flows from continuing operating activities:
    Income from continuing operations  . . . . . . . . . . . . . . . . . . . . . .   $   18,958            $   12,824
    Adjustments to reconcile income from continuing operations to net cash provided (used) by continuing operating activities:
        Increase (decrease) in deferred policy acquisition costs . . . . . . . . .        1,328                  (887)
        Increase in accrued interest receivable  . . . . . . . . . . . . . . . . .       (1,062)               (2,901)
        (Increase) decrease in other assets  . . . . . . . . . . . . . . . . . . .      (10,298)                7,189
        Decrease in insurance reserves   . . . . . . . . . . . . . . . . . . . . .       (1,586)               (3,042)
        Increase in other liabilities  . . . . . . . . . . . . . . . . . . . . . .       21,489                 1,386
        Loan sale gains  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (44,057)              (27,420)
        Amortization of capitalized excess servicing income  . . . . . . . . . . .       25,158                13,467
        Investment gains   . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (43)                  (85)
        Interest on annuity policies   . . . . . . . . . . . . . . . . . . . . . .       18,549                19,526
        Loan loss provision  . . . . . . . . . . . . . . . . . . . . . . . . . . .        2,578                 4,064
        Amortization and depreciation  . . . . . . . . . . . . . . . . . . . . . .        1,303                   945
        Deferred income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . .        8,789                 5,868
        Proceeds from sales and principal collections of loans
          held for sale  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      421,588               282,341
        Originations and purchases of loans held for sale  . . . . . . . . . . . .     (422,810)             (321,427)
        Net cash flows from trading investment securities  . . . . . . . . . . . .         (197)                  (84)
                                                                                     ----------            ----------
                 Net cash provided (used) by continuing operating activities . . .       39,687                (8,236)
                                                                                     ----------            ----------

 Cash flows from investing activities:
        Principal collected on loans held for investment . . . . . . . . . . . . .       14,682                15,047
        Originations and acquisition of loans held for investment. . . . . . . . .       (6,842)               (4,839)
        Increase in reserve accounts . . . . . . . . . . . . . . . . . . . . . . .      (23,783)              (15,841)
        Proceeds from sales of available-for-sale securities   . . . . . . . . . .          -                  17,606
        Proceeds from maturities or calls of investment securities . . . . . . . .       17,002                 5,584
        Purchases of available-for-sale securities . . . . . . . . . . . . . . . .         (157)              (81,553)
        Proceeds from disposition of subsidiary  . . . . . . . . . . . . . . . . .        5,126                   -
        Capital expenditures . . . . . . . . . . . . . . . . . . . . . . . . . . .       (1,281)               (1,853)
                                                                                     ----------            ----------
                 Net cash provided (used) by investing activities  . . . . . . . .        4,747               (65,849)
                                                                                     ----------            ----------

 Cash flows from financing activities:
        Proceeds from mortgage loan  . . . . . . . . . . . . . . . . . . . . . . .          -                   1,194
        Increase in revolving credit debt  . . . . . . . . . . . . . . . . . . . .          -                  35,000
        Decrease in repurchase agreement . . . . . . . . . . . . . . . . . . . . .      (12,679)                   -
        Increase (decrease) in debt with maturities of three months or less  . . .       78,150               (11,150)
        Decrease in warehouse loan facility  . . . . . . . . . . . . . . . . . . .       (8,773)                  -
        Proceeds from ESOP debt  . . . . . . . . . . . . . . . . . . . . . . . . .        2,000                   -
        Payments on ESOP debt  . . . . . . . . . . . . . . . . . . . . . . . . . .         (249)                  -
        Deposits received from annuities . . . . . . . . . . . . . . . . . . . . .       22,487                48,563
        Payments on annuities  . . . . . . . . . . . . . . . . . . . . . . . . . .      (68,345)              (53,829)
        Cash dividends paid  . . . . . . . . . . . . . . . . . . . . . . . . . . .       (3,397)               (1,407)
        (Decrease) increase in managed cash overdraft  . . . . . . . . . . . . . .      (24,024)               10,092
        Increase in unearned ESOP compensation . . . . . . . . . . . . . . . . . .       (1,751)                 (682)
        Proceeds from exercise of stock options and warrants . . . . . . . . . . .          159                 1,536
                                                                                     ----------            ----------
                 Net cash provided (used) by financing activities  . . . . . . . .      (16,422)               29,317
                                                                                     ----------            ----------
     Increase (decrease) in cash and cash equivalents  . . . . . . . . . . . . . .       28,012               (44,768)
     Cash and cash equivalents at beginning of period  . . . . . . . . . . . . . .       28,087                56,359
                                                                                     ----------            ----------
     Cash and cash equivalents at end of period  . . . . . . . . . . . . . . . . .   $   56,099            $   11,591
                                                                                     ==========            ==========

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

    These notes reflect only the major changes from those disclosures contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1995, as amended by Form 10-K/A-1, filed with the United States Securities and Exchange Commission.

    The consolidated results of operations for the three months ended March 31, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year. Certain 1995 amounts have been reclassified to conform with the current year presentations. Such reclassifications had no effect on net income.

2.  DISCONTINUED OPERATIONS.

    United General Title Insurance Company. On April 10, 1995, the Company made a decision to dispose of its investment in United General Title Insurance Company ("UGTIC"), a wholly owned subsidiary of the Company, and, on May 1, 1995, approved a formal plan of disposal. The decision to dispose of UGTIC was independent of the consummation of the sale thereof pursuant to the definitive stock sale agreement signed on August 11, 1995. As a result, the operations of UGTIC have been classified as discontinued operations. The sale was concluded on February 29, 1996 at a sales price of approximately $5.1 million.

    The definitive stock sale agreement provided for the sale of 100% of the stock of UGTIC and contains a provision making the Company liable to UGTIC for claims from defalcations and fraud losses incurred by UGTIC which are unknown and occur prior to closing and are discovered within 24 months thereafter. The Company is also liable, up to $4.2 million, for policy claims paid over a ten year period after closing that exceed certain specified levels. The Company recorded a loss from discontinued operations (net of income tax benefit) of $1.1 million and $.1 million for the three months ended March 31, 1996 and 1995, respectively in connection with the sale of UGTIC.

    Foster Mortgage Corporation. On May 7, 1993, the Company decided to divest its subsidiary Foster Mortgage Corporation ("FMC"). As of November 30, 1993, the servicing rights owned by FMC, which constituted substantially all of its assets, were sold. On December 21, 1993, the institutional lenders under FMC's primary credit facility (the "FMC Institutional Lenders") filed a petition in the U.S. bankruptcy court to cause the remaining affairs of FMC to be concluded under the supervision of the bankruptcy court. The FMC Institutional Lenders filed and the bankruptcy court approved a plan of liquidation for FMC providing for the appointment of a trustee selected by the FMC Institutional Lenders. The FMC Institutional Lenders allege that FMC has certain claims against the Company, including a claim with respect to the Company's alleged failure to remit all sums due FMC regarding federal income taxes under a tax agreement among the Company and its subsidiaries, including FMC, estimated by the FMC Institutional Lenders to range from $2 million to $29 million. FMC and the Company executed, subject to the approval of the bankruptcy court, a settlement agreement relating to payments between FMC and the Company in connection with the federal income tax benefits resulting from FMC's losses and to certain prior intercompany payments between FMC and the Company.
    The settlement agreement included a release by FMC in favor of the Company of any and all claims relating to federal income taxes. The FMC Institutional Lenders opposed the proposed settlement agreement. At the conclusion of a hearing on the proposed settlement on August 18, 1994, the bankruptcy court approved the portion of the settlement providing for a net payment by the Company of $1.65 million to FMC in satisfaction of the federal income tax benefits resulting from FMC's losses and the release of any claims regarding federal income taxes. The bankruptcy court declined to approve the other portion of the proposed settlement relating to payments received by the Company from FMC within twelve months of the bankruptcy filing. If the Company were required to refund such payments, the Company has estimated the potential additional loss to be $1.9 million, net of tax benefits. The decision of the bankruptcy court on the settlement was appealed by the FMC Institutional Lenders to the U.S. District Court which affirmed the bankruptcy court's decision. The FMC Institutional Lenders then appealed this decision to the U.S. Fifth Circuit Court of Appeals. In a decision rendered on November 9, 1995, the U.S. Fifth Circuit Court of Appeals reversed the district court, vacated the settlement between FMC and the Company and remanded the matter for further proceedings. The trustee under the plan of liquidation has filed an adversary proceeding in the bankruptcy proceedings against the Company seeking avoidance of alleged preferential payments totaling $3.72 million and has also instituted a suit in federal court against the Company alleging claims under the tax agreement estimated by the trustee to range from $2 million to $29 million. Management of the Company does not believe that any additional amounts are owed by the Company to FMC or the trustee and is vigorously contesting the claims which have been brought against it for such amounts by the trustee. The Company did not guarantee any debt of FMC.

3.  CASH PAID FOR INTEREST AND INCOME TAXES.

    During the three months ended March 31, 1996 and 1995, the Company paid interest on notes payable in the amount of $7.0 million and $2.6 million, respectively. During the three months ended March 31, 1996, the Company paid income taxes in the amount of $42,000. There were no payments made for income taxes during the three months ended March 31, 1995.

  4. INVESTMENT SECURITIES.

    At March 31, 1996, the Company's investment securities consisted of the following (in thousands):

                                                     Amortized    Unrealized    Unrealized       Fair
                                                       Cost         Gains         Losses        Value
                                                    -----------  -----------   -----------   -----------
 Trading
    Common stock                                    $       626  $       324   $         1   $       949
                                                    ===========  ===========   ===========   ===========

 Available-for-sale
    Debt securities
        Corporate  . . . . . . . . . . . . . . .    $   322,601  $    12,267   $     1,973   $   332,895
        U.S. Treasury  . . . . . . . . . . . . .         11,655          180             3        11,832
        Mortgage-backed  . . . . . . . . . . . .        722,771        8,960         5,981       725,750
        Foreign governments  . . . . . . . . . .         20,368        1,143            38        21,473
        Other  . . . . . . . . . . . . . . . . .            425           17            -            442
                                                    -----------  -----------   -----------   -----------
           Total   . . . . . . . . . . . . . . .      1,077,820       22,567         7,995     1,092,392
                                                    -----------  -----------   -----------   -----------

    Equity securities  . . . . . . . . . . . . .            629           50           407           272
                                                    -----------  -----------   -----------   -----------
           Total   . . . . . . . . . . . . . . .    $ 1,078,449  $    22,617   $     8,402   $ 1,092,664
                                                    ===========  ===========   ===========   ===========

 Held-to-maturity
    Debt securities
        Corporate  . . . . . . . . . . . . . . .    $     6,535  $       475   $       -     $     7,010
        Mortgage-backed  . . . . . . . . . . . .         45,018        1,253         5,108        41,163
                                                    -----------  -----------   -----------   -----------
           Total   . . . . . . . . . . . . . . .    $    51,553  $     1,728   $     5,108   $    48,173
                                                    ===========  ===========   ===========   ===========

 Other
    Investment in limited
        partnerships   . . . . . . . . . . . . .    $    25,393                              $    25,393
                                                    ===========                              ===========


    Net unrealized gains on available-for-sale securities in stockholders' equity at March 31, 1996 are presented net of deferred income taxes of $5.0 million. Realized investment gains for the three months ended March 31, 1996 and 1995 were $166,000 and $85,000, respectively, and are included in investment income.

5.  LOANS - NET

    The following schedule sets forth the components of Loans owned by the Company at March 31, 1996 and December 31, 1995.

                                              March 31,      December 31,
                                                1996             1995
                                           -------------    --------------
                                                    (in thousands)
 Home equity . . . . . . . . . . . .       $     210,169    $     236,987
 Commercial  . . . . . . . . . . . .             172,685          169,990
 Conventional  . . . . . . . . . . .               1,174            1,340
 Foreclosed properties . . . . . . .              24,200           25,017
 Nonrefundable loan fees . . . . . .              (4,669)          (4,950)
 Manufactured homes  . . . . . . . .              15,773              -
 Consumer and other  . . . . . . . .               1,641              732
                                           -------------    -------------
     Total   . . . . . . . . . . . .       $     420,973    $     429,116
                                           =============    =============


    Included in owned loans at March 31, 1996 and December 31, 1995 were nonaccrual loans totaling $20.2 million and $20.8 million, respectively.

    The following schedule summarizes the composition of Loans - net at March 31, 1996 and December 31, 1995:

                                              March 31,      December 31,
                                                1996             1995
                                           -------------    -------------
                                                    (in thousands)
 Loans . . . . . . . . . . . . . . .       $     420,973    $     429,116
 Allowance for loan losses . . . . .             (14,241)         (14,891)
 Unearned discount . . . . . . . . .                (568)            (651)
                                           -------------    -------------
     Loans - net   . . . . . . . . .       $     406,164    $     413,574
                                           =============    =============

6.  OTHER ASSETS AND OTHER LIABILITIES.

    At March 31, 1996 other assets included amounts due from reinsurers of $33.2 million and policy loans of $20.5 million compared to $33.6 million and $20.3 million, respectively, at December 31, 1995.

    Other liabilities at December 31, 1995 included a $24.0 million managed cash overdraft.

7.  NOTES PAYABLE

    Notes payable consisted of the following:

                                                                  March 31,      December 31,
                                                                    1996             1995
                                                               --------------   --------------
                                                                        (in thousands)
  9.35% Senior unsecured notes due 11/1/99  . . . . . . .      $      125,000   $      125,000
  7% Senior unsecured notes due 7/15/98 . . . . . . . . .             100,000          100,000
  Warehouse facility  . . . . . . . . . . . . . . . . . .              10,547           19,321
  Guaranteed bank loan to ESOP  . . . . . . . . . . . . .               7,713            5,962
  Mortgage loan . . . . . . . . . . . . . . . . . . . . .               5,473            5,473
  Short-term borrowings . . . . . . . . . . . . . . . . .              78,150             -
                                                               --------------   --------------
                                                               $      326,883   $      255,756
                                                               ==============   ==============

8.  COMMITMENTS AND CONTINGENCIES.

    The Company has certain contingencies in connection with the sale of its investment in UGTIC and the divestiture of FMC. For information regarding these contingencies see Note 2. Discontinued Operations.

    The Company used a prefunding feature in connection with its loan securitization transaction during the first quarter of 1996. At March 31, 1996, approximately $26.4 million was held in a prefunding account for the purchase of the Company's home equity loans during the second quarter of 1996. Pursuant to this commitment, home equity loans with a remaining principal balance of approximately $26.4 million were delivered in April, 1996.

9.  ACCOUNTING STANDARDS.

    On October 23, 1995, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 encourages, but does not require, the recognition of compensation expense for grants of stock, stock options and other equity instruments to employees based on a fair value method of accounting. Companies are permitted to continue to apply the existing accounting rules contained in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"); however, companies that choose to retain this method of accounting will be required to provide expanded disclosures of pro forma net income and earnings per share in the notes to their year end financial statements beginning in 1996 as if the new fair value method of accounting had been adopted. The provisions of SFAS 123 are effective for fiscal years beginning after December 15, 1995. The Company has elected to continue to apply the accounting rules contained in APB 25 and to comply with the additional disclosure requirements as set forth in SFAS 123.

10. PENDING SALE OF UCLIC

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

RESULTS OF OPERATIONS

    The Company's financial statements present United General Title Insurance Company ("UGTIC") as discontinued operations (see Note 2 to consolidated financial statements). Discussed below are results of continuing operations for the periods presented and certain financial data by business segment for such periods.

THREE MONTHS ENDED MARCH 31, 1996 AND 1995

    Income from continuing operations for the first quarter of 1996 was $19.0 million ($.58 per share based on 32.7 million weighted average shares outstanding) compared to $12.8 million ($.46 per share based on 28.2 million shares outstanding) for the same period of 1995. In comparison to the 1995 period, the increase in income in 1996 was primarily the result of a $133 million increase in the amount of loans sold and the recognition of loan sale gains and loan fees in connection with such sales.

    The table below sets forth income from continuing operations before income taxes for each of the Company's business segments and certain home equity loan data for the indicated periods:

                                                                  Three Months Ended March 31,
                                                                --------------------------------
                                                                    1996                1995
                                                                -----------         ------------
                                                                     (dollars in thousands)
   Mortgage . . . . . . . . . . . . . . . . . . . . . . . .     $   27,542          $    17,903
   Life insurance . . . . . . . . . . . . . . . . . . . . .          2,660                3,169
   Corporate, other operations and eliminations . . . . . .           (650)              (1,523)
                                                                ----------         ------------
       Total  . . . . . . . . . . . . . . . . . . . . . . .     $   29,552          $    19,549
                                                                ==========         ============


   Home equity loan production  . . . . . . . . . . . . . .     $  394,601          $   309,290
   Home equity loans sold . . . . . . . . . . . . . . . . .        407,700              274,653
   Interest spread retained on home equity
       loans sold   . . . . . . . . . . . . . . . . . . . .          4.84%                 4.42%


     The following table sets forth certain financial data for the periods indicated.

                                                                  Three Months Ended March 31,
                                                                --------------------------------
                                                                    1996                1995
                                                                -----------         ------------
                                                                   (dollars in thousands)
   Total revenues . . . . . . . . . . . . . . . . . . . . .     $   105,779         $     86,835
   Total expenses . . . . . . . . . . . . . . . . . . . . .          76,227               67,286

   Income from continuing operations
       before income taxes  . . . . . . . . . . . . . . . .          29,552               19,549
   Income from continuing operations  . . . . . . . . . . .          18,958               12,824

    Revenues. The following table sets forth information regarding the components of the Company's revenues for the three months ended March 31, 1996 and 1995.


                                                               Three Months Ended March 31,
                                                             ---------------------------------
                                                                 1996                 1995
                                                             -----------          ------------
                                                                       (in thousands)
 Interest, charges and fees on loans . . . . . . . . . .     $    34,614          $     29,438
 Loan sale gains . . . . . . . . . . . . . . . . . . . .          39,809                25,450
 Investment income . . . . . . . . . . . . . . . . . . .          25,505                25,011
 Loan servicing income . . . . . . . . . . . . . . . . .           4,233                 4,834
 Net insurance premiums  . . . . . . . . . . . . . . . .           1,618                 2,102
                                                             -----------          ------------
      Total  . . . . . . . . . . . . . . . . . . . . . .     $   105,779          $     86,835
                                                             ===========          ============


    Interest, charges and fees on loans increased $5.2 million for the first three months of 1996 compared to the same period of 1995. This line item includes interest on mortgage loans owned by the mortgage and life insurance divisions and loan origination fees earned by the mortgage division. Loan origination fees in excess of direct origination costs on loans held by the Company are recognized over the lives of the loans and are recognized at the time of sale on loans sold to third parties. During the three months ended March 31, 1996 and 1995, the Company sold approximately $408 million and $275 million, respectively, in home equity loans and recognized approximately $10.5 million and $8.2 million, respectively, in net loan origination fees in connection with these sales.

    The following table presents the composition of interest, charges and fees on loans for the periods indicated.


                                                               Three Months Ended March 31,
                                                             ---------------------------------
                                                                 1996                 1995
                                                             -----------          ------------
                                                                      (in thousands)
 Loan origination fees . . . . . . . . . . . . . . . . .     $    19,409          $     15,502
 Mortgage loan interest  . . . . . . . . . . . . . . . .          12,119                10,650
 Other loan income . . . . . . . . . . . . . . . . . . .           3,086                 3,286
                                                             -----------          ------------
      Total  . . . . . . . . . . . . . . . . . . . . . .     $    34,614          $     29,438
                                                             ===========          ============


    The Company estimates that non-accrual loans reduced mortgage loan interest for the first three months of 1996 and 1995 by approximately $4.5 million and $2.9 million, respectively. During the three months ended March 31, 1996 the average amount of non-accrual loans owned by the Company was $20.5 million compared to approximately $21.5 million during the same period of 1995. In addition, the average balance of loans serviced for third parties which were on a non-accrual basis or in foreclosure was $121.3 million and $69.3 million during the first three months of 1996 and 1995, respectively, representing 4.5% and 3.9%, respectively, of the average amount of loans serviced for third parties. The Company is generally obligated to advance interest on delinquent loans which have been sold until satisfaction of the note, liquidation of the collateral or charge off of the delinquent loan. At March 31, 1996, the Company owned approximately $5.9 million of commercial loans which were on an accrual status, but which the Company considers as potential problem loans, compared to $10.5 million at March 31, 1995. The Company evaluates each of these commercial loans to estimate its risk of loss in the investment and provides for such loss through a charge to earnings.

    Loan sale gains increased $14.4 million during the first three months of 1996 over the same period in 1995. Loan sale gains approximate the present value over the estimated lives of the loans of the excess of the contractual rates on the loans sold, over the sum of the pass through rate paid to the buyer, a normal servicing fee, a trustee fee, a surety bond fee, if any, in mortgage-backed securitization transactions, and an estimate of future credit losses. The increase in the amount of loan sale gains was due primarily to a $133 million increase in the amount of loans sold and an increase in excess servicing income retained by the Company (i.e., the stated interest rate on the loan less the pass through rate and the normal servicing fee and other applicable recurring fees). Interest spread retained by the Company on loans sold includes the normal servicing fee.

    The following table presents information regarding home equity loan sale transactions for the periods indicated.


                                                               Three Months Ended March 31,
                                                             ---------------------------------
                                                                1996                 1995
                                                             -----------          ------------
                                                                      (in thousands)
 Home equity loans sold  . . . . . . . . . . . . . . . .     $   407,700          $    274,653
 Average coupon on home equity loans sold  . . . . . . .          11.18%                12.65%
 Interest spread retained on home equity loans sold  . .           4.84%                 4.42%
 Home equity loan sale gains . . . . . . . . . . . . . .     $    39,809          $     25,450


    Fluctuations in and the level of market interest rates will impact the interest spread retained by the Company on loans sold, and, potentially, the amount of its loan sale gains. An increase in the level of market interest rates will generally adversely affect the interest spread on loans sold, whereas such interest spread generally widens during a declining interest rate environment. Although actions have been taken by the Company during a rising interest rate environment to mitigate the impact on earnings of fluctuations in market rates, such as increasing the coupon rate charged on its loan products, the effect of such actions will generally lag the impact of market rate fluctuations. In connection with its loan securitization transactions, the Company has used a prefunding feature which "locks in" the pass-through rate that the Company will pay to the investors on a prefunded amount which will be used to acquire loans at a future date. The Company is obligated for the difference between the earnings on such prefunded amount and the pass-through interest paid to the investors during the period from the date of the closing of the securitization transaction until the date of delivery of the loans. In connection with the home equity loan securitization transaction which closed in the first quarter of 1996, approximately $26.4 million was held in a prefunding account for purchase of the Company's home equity loans during the second quarter of 1996. Pursuant thereto, home equity loans with a remaining principal balance of approximately $26.4 million were delivered in April, 1996.

    Investment income totaled $25.5 million for the first three months of 1996 compared to investment income of $25.0 million during the same period of 1995. At March 31, 1996 the amortized cost of the fixed income portfolio totaled $1.1 billion and was comprised principally of $723 million in investment grade mortgage-backed securities and $344 million in investment grade bonds. At March 31, 1996, the weighted average rating of the publicly traded bond portfolio according to nationally recognized rating agencies was "AA". At March 31, 1996, the carrying value of investments in the Company's trading account was $.9 million reflecting a $.3 million unrealized gain which is included in investment income for the first quarter of 1996.

    Loan servicing income was $4.2 million for the three months ending March 31, 1996 compared to $4.8 million for the same period of 1995. Loan servicing income was negatively affected by an increase in the amortization of prior loan
sale gains.   This increased amortization offset the impact of a $1.0 billion increase in the average amount of home equity loans serviced by the Company for third parties during the first quarter of 1996 compared to the same period of 1995. The following table reflects the components of loan servicing income for the periods indicated.

                                                               Three Months Ended March 31,
                                                             -------------------------------
                                                                 1996               1995
                                                             ----------         ------------
                                                                      (in thousands)
 Servicing fees earned . . . . . . . . . . . . . . . . .     $   29,391         $     18,301
 Amortization of capitalized excess
   servicing income  . . . . . . . . . . . . . . . . . .        (25,158)             (13,467)
                                                             ----------         ------------
         Total . . . . . . . . . . . . . . . . . . . . .     $    4,233         $      4,834
                                                             ==========         ============

    Net insurance premiums declined $.5 million for the first three months of 1996 compared with the same period of 1995. Net insurance premiums primarily reflect the recognition of renewal premiums on ordinary life and credit insurance policies sold in prior years. The decrease in premium income is primarily the result of UCLIC's decision in 1993 to discontinue sales of pre need and credit insurance products.

    Expenses. The following table presents the components of the Company's expenses for the periods indicated.


                                                               Three Months Ended March 31,
                                                             --------------------------------
                                                                 1996                1995
                                                             -----------        -------------
                                                                  (dollars in thousands)
 Interest on annuity policies  . . . . . . . . . . . . .     $    18,549         $     19,526
 Personnel . . . . . . . . . . . . . . . . . . . . . . .          22,011               17,071
 Interest  . . . . . . . . . . . . . . . . . . . . . . .           8,683                5,894
 Loan loss provision . . . . . . . . . . . . . . . . . .           2,578                4,064
 Insurance commissions . . . . . . . . . . . . . . . . .           3,425                3,548
 Insurance benefits  . . . . . . . . . . . . . . . . . .           2,776                2,429
 Other operating . . . . . . . . . . . . . . . . . . . .          18,205               14,754
                                                             -----------         ------------
         Total . . . . . . . . . . . . . . . . . . . . .     $    76,227         $     67,286
                                                             ===========         ============

   Interest on annuity policies decreased $1.0 million for the first three months of 1996 when compared to the same period of 1995 primarily as the result of a decrease in average annuity reserves of approximately $29 million.

   Personnel expenses increased approximately $4.9 million primarily because of costs associated with the expansion of the Company's mortgage operations.

   Interest expense for the first three months of 1996 increased $2.8 million from the same period of 1995 primarily as the result of an increase in average amount of debt outstanding and an increase in the weighted average interest rate on debt outstanding.

   The provision for estimated losses on the commercial mortgage portfolio during the first quarter of 1996 declined approximately $.5 million when compared to the same period of 1995 due to a reduction in the amount of loans serviced and an improved commercial real estate environment. In addition, the provisions for loan losses on home equity loans declined in the first quarter of 1996 compared to the same period of 1995 due to a $27 million decrease in the amount of home equity loans owned by the Company during the first quarter of 1996 compared to a $26 million increase in home equity loans owned during the same period of 1995.

   Insurance commissions for the first three months of 1996 were $3.4 million compared to $3.5 million for the same period of 1995. Commissions paid on issuance of the Company's single premium deferred annuity products are generally capitalized as deferred policy acquisition costs ("DPAC") and amortized over the estimated life of the policy. During the three months ended March 31, 1996, the Company capitalized approximately $1.8 million in commissions paid on sales of annuities compared to $3.9 million during the same period of 1995. Amortization of commission expense on annuities capitalized in prior periods was $3.0 million during the three months ended March 31, 1996, compared to $2.6 million during the same period of 1995.

   Other operating expenses for the three months ended March 31, 1996 increased approximately $3.5 million when compared to the same period of 1995 primarily as the result of expansion of the Company's mortgage operations, including a $1.4 million increase in occupancy, general operating and administrative expenses and a $1.1 million increase in professional and legal expenses.

FINANCIAL INFORMATION ON BUSINESS SEGMENTS

   The following tables reflect income from continuing operations before income taxes for each of the Company's business segments for the three months ended March 31, 1996 and 1995, respectively.

                                                             Three Months Ended March 31, 1996
                                                 ---------------------------------------------------------
                                                                                 Corporate
                                                                  Life        Other Operations,
                                                  Mortgage       Insurance     & Eliminations      Total
                                                 -----------    -----------   ----------------  -----------
                                                                      (in thousands)

 Revenues:
     Interest, charges and fees on loans . .     $    23,523    $    9,422       $    1,669     $   34,614
     Loan sale gains . . . . . . . . . . . .          39,809           -                -           39,809
     Investment income . . . . . . . . . . .           2,737        23,472             (704)        25,505
     Loan servicing income . . . . . . . . .           5,381          (380)            (768)         4,233
     Net insurance premiums  . . . . . . . .            -            1,618              -            1,618
                                                 -----------    ----------       ----------     ----------
          Total  . . . . . . . . . . . . . .          71,450        34,132              197        105,779
                                                 -----------    ----------       ----------     ----------

 Expenses:
     Interest on annuity policies  . . . . .            -           18,549              -           18,549
     Personnel . . . . . . . . . . . . . . .          18,618         1,418            1,975         22,011
     Interest  . . . . . . . . . . . . . . .           6,977         1,176              530          8,683
     Loan loss provision . . . . . . . . . .           2,556            22              -            2,578
     Insurance commissions . . . . . . . . .            -            3,363               62          3,425
     Insurance benefits  . . . . . . . . . .            -            2,776              -            2,776
     Other operating . . . . . . . . . . . .          15,757         4,168           (1,720)        18,205
                                                 -----------    ----------       ----------     ----------
          Total  . . . . . . . . . . . . . .          43,908        31,472              847         76,227
                                                 -----------    ----------       ----------     ----------
 Income (loss) from continuing operations
     before income taxes . . . . . . . . . .     $    27,542    $    2,660       $     (650)    $   29,552
                                                 ===========    ==========       ==========     ==========


                                                             Three Months Ended March 31, 1995
                                                 ----------------------------------------------------------
                                                                                 Corporate
                                                                   Life       Other Operations,
                                                  Mortgage       Insurance     & Eliminations      Total
                                                 -----------    -----------   ----------------   ---------
                                                                      (in thousands)
 Revenues:
   Interest, charges and fees on loans   . .     $    18,790    $    9,267       $    1,381      $  29,438
   Loan sale gains   . . . . . . . . . . . .          25,450          -                -            25,450
   Investment income   . . . . . . . . . . .           1,465        24,145             (599)        25,011
   Loan servicing income   . . . . . . . . .           6,084          (427)            (823)         4,834
   Net insurance premiums  . . . . . . . . .           -             2,102            -              2,102
                                                 -----------    ----------       ----------       --------
          Total  . . . . . . . . . . . . . .          51,789        35,087              (41)        86,835
                                                 -----------    ----------       ----------       --------

 Expenses:
   Interest on annuity policies  . . . . . .           -            19,526             -            19,526
   Personnel   . . . . . . . . . . . . . . .          14,530         1,406            1,135         17,071
   Interest  . . . . . . . . . . . . . . . .           3,643           396            1,855          5,894
   Loan loss provision   . . . . . . . . . .           3,498           566             -             4,064
   Insurance commissions   . . . . . . . . .           -             3,444              104          3,548
   Insurance benefits  . . . . . . . . . . .           -             2,429             -             2,429
   Other operating   . . . . . . . . . . . .          12,215         4,151           (1,612)        14,754
                                                 -----------    ----------       ----------       --------
          Total  . . . . . . . . . . . . . .          33,886        31,918            1,482         67,286
                                                 -----------    ----------       ----------      ---------
 Income (loss) from continuing operations
   before income taxes . . . . . . . . . . .     $    17,903    $    3,169       $   (1,523)     $  19,549
                                                 ===========    ==========       ==========      =========

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

          Loans. Substantially all of the loans owned by the Company were produced through the Company's branch (i.e., retail) network or wholesale loan programs. In connection with its origination of home equity loans, the Company relies on thorough underwriting and credit review procedures, a mortgage on the borrower's residence and, in some cases, other security, and, in its retail origination program, contact with borrowers through its branch office system to manage credit risk on its loans. In addition to servicing the loans owned by the Company, the mortgage division serviced approximately $2.8 billion in loans for third parties at March 31, 1996, $2.7 billion of which are home equity loans. Substantially all of the home equity loans serviced for third parties were publicly sold as mortgage backed securities ("pass-through certificates"). The purchasers of the pass-through certificates receive a credit enhanced security which is achieved in part through a guaranty provided by a third party insurer and by subordinating the excess interest spread retained by the Company to the payment of scheduled principal and interest on the certificates. The subordination of the excess interest spread retained by the Company relates to credit losses which may occur after the sale of the loans and continues until the earlier of the payment in full of the loans or termination of the agreement pursuant to which the loans were sold. If cumulative payment defaults exceed the amount subordinated, a third party insurer is obligated to pay any further losses experienced by the owners of the pass-through certificates.

          The Company is also obligated to cure, repurchase or replace loans which may be determined after the sale to violate representations and warranties relating to them and which are made by the Company at the time of the sale. The Company regularly evaluates the quality of the loan portfolio and estimates its risk of loss based upon historical loss experience, prevailing economic conditions, estimated collateral value and such other factors which, in management's judgment, are relevant in estimating the credit risk in owned and/or serviced loans. Estimated losses on the owned portfolio are provided for by an increase in the allowance for loan losses through a charge to current operating income. At March 31, 1996, the Company's allowance for loan losses was $14.2 million. For loans sold, the Company reduces the amount of gain recognized on the sale by the estimated amount of credit losses, and records such amount on its balance sheet in the allowance for loss on loans serviced. At March 31, 1996, the allowance for loss on loans serviced was $48.5 million. The maximum recourse associated with sales of home equity loans according to terms of the loan sale agreements totaled approximately $544 million, of which amount approximately $534 million relates to the subordinated cash and excess interest spread. Should credit losses on loans sold materially exceed the Company's estimates for such losses, such consequence will have a material adverse impact on the Company's operations.

          At March 31, 1996, the contractual balance of loans serviced was approximately $3.2 billion comprised of approximately $402 million serviced for the Company and approximately $2.8 billion serviced for investors. The portfolio is geographically diversified. Although the Company services loans in 48 states, at March 31, 1996 a substantial portion of the loans serviced were originated in Florida (9.9%), Ohio (9.6%) and Louisiana (8.7%), respectively, and no other state accounted for more than 7.1% of the serviced portfolio. Included in the serviced portfolio are commercial loans originated by the Company, a substantial portion of which were originated in Florida (25.2%), Georgia (20.2%) and Colorado (11.5%) and no other state accounted for more than 7.6% of the commercial loans serviced. The risk inherent in such concentrations is dependent not only upon regional and general economic stability which affects property values, but also the financial well-being and creditworthiness of the borrower.

          The following table provides a summary of loans owned and/or serviced which are past due 30 days or more, foreclosed properties and loans charged off as of the dates indicated.


                                                                  Foreclosed Properties
                                                                  ---------------------
                          Contractual  Delinquencies    % of      Owned    Serviced for                 % of
                            Balance     Contractual  Contractual  by the   Third Party   Net Loans    Average
Period Ended                of Loans      Balance     Balance     Company   Investors   Charged Off    Loans*
- ------------              -----------  ------------- ----------- ---------- ----------- -----------    -------
                                                          (dollars in thousands)
March 31, 1996
- --------------
Home equity . . . . . .   $ 2,892,158   $  222,125     7.68%   $  6,881    $  26,177    $  2,984       0.44 %
Commercial  . . . . . .       246,671        4,042     1.64%     17,319        6,222         244       0.40 %
Conventional  . . . . .        54,627        2,398     4.39%        -           -            (10)     (0.07)%
Manufactured housing  .        15,773          -         -          -           -            -          -
                          -----------   -----------            ---------   ---------    --------
    Total   . . . . . .   $ 3,209,229   $   228,565     7.12%  $  24,200   $  32,399    $  3,218
                          ===========   ===========            =========   =========    ========

December 31, 1995
- ----------------
Home equity . . . . . .   $ 2,701,481   $   220,145     8.15%      8,469   $  21,604    $ 12,221       0.56 %
Commercial  . . . . . .       251,241         4,518     1.80%     16,547       5,325       4,416       1.68 %
Conventional  . . . . .        58,554         2,734     4.67%       -           -            132       0.20 %
Manufactured housing  .           888          -         -          -           -            -          -
                          -----------   -----------             --------   ---------    --------
        Total   . . . .   $ 3,012,164   $   227,397     7.55%   $ 25,016   $  26,929    $ 16,769
                          ===========   ===========             ========   =========    ========

March 31, 1995
- --------------
Home equity . . . . . .   $ 1,895,955   $   134,514     7.09%   $  7,527   $  13,187    $  3,470       0.76 %
Commercial  . . . . . .       267,291         5,208     1.95%     21,509      10,738         210       0.32 %
Conventional  . . . . .        70,986         2,634     3.71%        285        -             36       0.20 %
                          -----------   -----------             --------   ---------    --------
        Total   . . . .     2,234,232   $   142,356     6.37%   $ 29,321   $  23,925    $  3,716
                          ===========   ===========             ========   =========    ========


*Annualized for the three months ended March 31, 1996 and 1995.


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

         A summary analysis of the changes in the Company's allowance for loan losses for the indicated periods is as follows.

                                                               Three Months Ended March 31,
                                                            ---------------------------------
                                                                1996                  1995
                                                            ----------             ----------
                                                                     (in thousands)
 Balance at beginning of period   . . . . . . . . . . .     $   14,891             $   16,508

 Loans charged to allowance
     Home equity  . . . . . . . . . . . . . . . . . . .         (3,809)                (3,827)
     Commercial . . . . . . . . . . . . . . . . . . . .           (244)                  (210)
     Conventional . . . . . . . . . . . . . . . . . . .            -                      (36)
                                                            ----------             -----------
                                                                (4,053)                (4,073)
 Recoveries on loans previously
   charged to allowance . . . . . . . . . . . . . . . .            835                     357
                                                            ----------             -----------
 Net loans charged off  . . . . . . . . . . . . . . . .         (3,218)                (3,716)

 Loan loss provision  . . . . . . . . . . . . . . . . .          2,578                  4,064
 Reserve reclassification . . . . . . . . . . . . . . .            (10)                   (14)
                                                            ----------             ----------
 Balance at end of period . . . . . . . . . . . . . . .     $   14,241             $   16,842
                                                            ==========             ==========

 Specific reserves  . . . . . . . . . . . . . . . . . .     $    5,724             $    6,353
 Unallocated reserves . . . . . . . . . . . . . . . . .          8,517                 10,489
                                                            ----------             ----------
 Total reserves . . . . . . . . . . . . . . . . . . . .     $   14,241             $   16,842
                                                            ==========             ==========

         Specific reserves are provided for foreclosures in which the carrying value of the loan exceeds the market value of the collateral. Unallocated reserves are provided for loans not in foreclosure and are calculated primarily using objective measurement techniques. Unallocated reserves also include reserves for active loans which have been modified or indicate potential problems as well as reserves for a $32.5 million subordinated position the Company acquired in connection with the securitization and sale of approximately $230 million in commercial real estate mortgage loans in 1990.
At March 31, 1996, the Company owned $24.2 million of property acquired in settlement of loans, excluding the specific reserves attributed to these properties. These balances are included in the loans owned by the Company.
The specific reserve in the table above is provided to reduce the carrying value of these properties to their market value.

         A summary of the amounts provided by the Company for future credit losses on loans and foreclosed properties owned by the Company and loans sold with recourse (including for purposes hereof loans sold with limited guarantees and subordination of cash and excess interest spread owned by the Company) as of the dates indicated is as follows:

                                                        March 31,       December 31,        March 31,
                                                          1996              1995              1995
                                                       -----------     -------------       -----------
                                                                       (in thousands)
 Allowance for loan losses
   (applicable to loans and foreclosed properties
   owned by the Company) . . . . . . . . . . . . . . . $    14,241     $      14,891       $    16,842

 Allowance for loss on loans serviced
   (applicable to loans sold with recourse)  . . . . .      48,490            44,970            29,580
                                                       -----------     -------------       -----------
         Total . . . . . . . . . . . . . . . . . . . . $    62,731     $      59,861       $    46,422
                                                       ===========     =============       ===========

         Investment securities. The Company's investment portfolio consists primarily of mortgage backed securities and corporate bonds, comprising 65.8% and 29.0% of the portfolio at March 31, 1996, respectively. At March 31, 1996, approximately 93.3% of the Company's portfolio of investment securities were classified in an available-for-sale category and the carrying value adjusted to fair value by means of an adjustment to stockholders' equity. The remainder of the portfolio consists primarily of private placements made either directly or through an investment partnership and are classified as held-to-maturity and valued at cost. At March 31, 1996, the Company owned $.9 million in equity securities classified as trading securities. The net unrealized gain in the debt securities portfolio (fair value over amortized cost) at March 31, 1996 was $11.2 million compared to $43.8 million at December 31, 1995.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal cash requirements consist of funding loan originations in its mortgage operations and the payment of policyholder claims and surrenders incurred in its life insurance operations. The Company's mortgage operations require continued access to short and long-term sources of debt financing and the sale of loans and asset- backed securities. The liquidity requirements for the Company's insurance operations are generally met by funds provided from the sale of annuities and cash flow from its investments in fixed income securities and mortgage loans.

         The following discussion reflects the primary sources of liquidity and capital for each of the Company's primary operating divisions.

         Mortgage. The principal cash requirements of the Company's mortgage operations arise from loan originations, deposits to reserve accounts, repayments of inter-company debt borrowed under the Company's senior notes and short-term borrowings, payments of operating and interest expenses, and income taxes related to loan sale transactions. Loan production is funded principally through proceeds of warehouse facilities pending loan sales.

         Substantially all of the loans originated or acquired by the Company are sold. Net cash from operating activities of the Company in the first quarter of 1996 and 1995 reflects approximately $423 million and $321 million, respectively, in cash used for loan originations and acquisitions. The primary source of funding for loan originations is derived from the reinvestment of proceeds from the ultimate sale of loans in the secondary market which totaled approximately $422 million and $282 million in the three months ended March 31, 1996 and 1995. In connection with the loan sale transactions in the secondary market, third-party surety bonds and cash deposits by the Company as credit enhancements have been provided. The loan sale transactions have required the subordination of certain cash flows payable to UCLC and its subsidiaries to the payment of principal and interest due to certificate holders. In connection with these transactions, UCLC has been required, in some instances, to fund an initial deposit, and thereafter, in each transaction, a portion of the amounts receivable by UCLC and its subsidiaries from the excess interest spread has been required to be placed and maintained in a reserve account to the extent of the subordination requirements. The subordination requirements generally provide that the excess interest spread is payable to a reserve account until a specified level of cash, which is less than the maximum subordination amount, is accumulated therein. The capitalized excess servicing income of the Company is subject to being utilized first to replenish cash paid from the reserve account to fund shortfalls in collections from borrowers who default on the payment of principal or interest on the loans underlying the pass-through certificates issued until the total of the Company's deposits into the reserve account equal
the maximum subordination amount.   After the Company's deposits into the
reserve account equal the maximum subordination amount for a transaction, the subordination of the related excess interest spread (including the guarantee fee payable therefrom) for these purposes is terminated. The excess interest spread required to be deposited and maintained in the respective reserve accounts will not be available to support the cash flow requirements of the Company until such amount exceeds the maximum subordinated amount (other than amounts, if any, in excess of the specified levels required to be maintained in the reserve accounts, which may be distributed periodically to the Company). At March 31, 1996, the amounts on deposit in such reserve accounts totaled $179 million. In April, 1996, a subsidiary of the Company entered into a letter of credit and reimbursement agreement with the domestic branch of an international bank pursuant to which the bank issued a letter of credit to replace a substantial portion of the cash previously required to be maintained in the reserve accounts for five loan securitization transactions consummated in 1993 and 1994. As a consequence, $40 million was released from the related reserve accounts to the Company, and these proceeds, net of transaction costs, were used to pay down outstanding debt of the Company in April, 1996.

         Life insurance. The principal cash requirement of UCLIC consists of contractual obligations to policyholders, principally through policy claims and surrenders. The primary sources of funding these obligations, in addition to cash flow from investments, are the sale of annuities. Net cash flow from annuity operations is used to build an investment portfolio, which in turn produces future cash flows from investment income and provides a secondary source of liquidity for this division. Net cash provided by operating activities of the insurance division (which excludes annuity sales and surrenders) in the first quarter of 1996 and 1995 was approximately $24.7 million and $24.2 million, respectively, resulting primarily from cash earnings on investments. The Company monitors available cash and cash equivalents to maintain adequate balances for current payments while maximizing cash available for longer term investment activities. The Company's financing activities during the first quarter of 1996 and 1995 reflect approximately $22.5 million and $48.6 million, respectively, in cash received primarily from sales by UCLIC of its annuity products. The Company believes that the decrease in annuity sales is due in part to the interest rate environment and to the announcement by the Company that it had signed a Stock Purchase Agreement (the "Agreement") dated as of January 30, 1996 for the sale of all of the outstanding capital stock of UCLIC. The Agreement is subject to approval by UCFC's shareholders and regulatory authorities and the satisfaction of other conditions. Cash used by financing activities during these three month periods also reflects payments of $68.3 million and $53.8 million primarily on annuity products resulting from policyholder surrenders and claims. The Company believes the increase in annuity surrenders is due in part to an increase in the amount of annuity policies which were beyond the surrender penalty period and the announcement of the Agreement discussed above. The interest margin on the Company's annuity liabilities during the first quarter of 1996 was 2.44% compared to 2.38% during the same period of 1995. UCLIC's investments at March 31, 1996 included approximately $324 million in residential and commercial mortgage loans, and the amortized cost of its bond portfolio included $341 million in corporate and government bonds and private debt placements and $768 million in mortgage-backed securities.

         As a Louisiana domiciled insurance company, UCLIC is subject to certain regulatory restrictions on the payment of dividends. UCLIC had the capacity at March 31, 1996 to pay dividends of $9.2 million. UCLIC did not pay any dividends to the Company during 1993, 1994 or 1995 in order to retain capital in UCLIC.

                       REVIEW BY INDEPENDENT ACCOUNTANTS


The Company's independent accountants, Deloitte & Touche LLP, have performed a review of the accompanying unaudited consolidated balance sheet as of March 31, 1996 and the related consolidated statements of income and cash flows for the three months ended March 31, 1996 and 1995 and previously audited and expressed an unqualified opinion dated February 29, 1996 on the consolidated financial statements of the Company and its subsidiaries as of December 31, 1995, from which the consolidated balance sheet as of this date is derived.

INDEPENDENT ACCOUNTANTS' REPORT


United Companies Financial Corporation:

We have reviewed the accompanying consolidated balance sheet of United Companies Financial Corporation and subsidiaries as of March 31, 1996, and the related consolidated statements of income and cash flows for the three-month periods ended March 31, 1996 and 1995. These financial statements are the responsibility of the Corporation's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of United Companies Financial Corporation and subsidiaries as of December 31, 1995, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 29, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1995 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.





/s/  DELOITTE & TOUCHE LLP

Baton Rouge, Louisiana
May 10, 1996

                                    PART II

                               OTHER INFORMATION



Items 1 through 5 - Inapplicable

Item 6. Exhibits and Reports on Form 8-K



         (a)  Exhibits  -   (11)  Statement re computation of earnings per share
                            (15)  Consent of Deloitte & Touche LLP
                            (27)  Financial Data Schedule

         (b)  Reports on Form 8-K

              On February 9, 1996, the Company filed a Current Report on Form 8-K to report that it had signed a definitive agreement with respect to the sale of all of the outstanding capital stock of its life insurance subsidiary, United Companies Life Insurance Company.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          UNITED COMPANIES FINANCIAL CORPORATION


Date:            5/10/96                By: /s/ J. Terrell Brown
        -----------------------             ------------------------------------
                                            J. Terrell Brown
                                            Chairman and Chief Executive Officer


Date:            5/10/96                By: /s/ Dale E. Redman
        -----------------------             ------------------------------------
                                            Dale E. Redman
                                            Executive Vice President and
                                            Chief Financial Officer

            UNITED COMPANIES FINANCIAL CORPORATION AND SUBSIDIARIES

                               INDEX TO EXHIBITS



         Exhibit No.                                                Page No.
         -----------                                                --------
         11       Statement re computation of
                  earnings per share                                   27

         15       Consent of Deloitte & Touche LLP                     28

         27       Financial Data Schedule                              29