Form 10-K/A
UNITED COMPANIES FINANCIAL CORP
filed 1996-05-20
CIK 217416

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            ------------------------

                                 FORM 10-K/A-2


                                  AMENDMENT TO


(Mark One)
/X/           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                      For the year ended December 31, 1995

                                       OR
/ /         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM             TO

                         COMMISSION FILE NUMBER 1-7067
                     UNITED COMPANIES FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)

                  LOUISIANA                                     71-0430414
         (State or other jurisdiction              (I.R.S. Employer Identification No.)
      of incorporation or organization)

               4041 ESSEN LANE
            BATON ROUGE, LOUISIANA                                70809
   (Address of principal executive office)                      (ZIP CODE)

       Registrant's telephone number, including area code (504) 924-6007

          Securities registered pursuant to Section 12(b) of the Act:

                                                         NAME OF EACH EXCHANGE ON
             TITLE OF EACH CLASS                             WHICH REGISTERED
--------------------------------------     -------------------------------------------------
                                            NONE

          Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, Par Value $2.00
                                (Title of Class)

                            ------------------------


        6 3/4% PRIDES(SM), Convertible Preferred Stock, Par Value $2.00

                                (Title of Class)

                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes /X/     No / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

     The aggregate market value of voting stock held by non-affiliates of the registrant as reported by the National Association of Securities Dealers Automated Quotation System/National Stock Market, as of March 11, 1996 was $589,182,237.

     The number of shares of $2.00 par value stock issued and outstanding as of March 11, 1996 was 28,146,480 excluding 1,159,682 treasury shares.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

GENERAL

     United Companies Financial Corporation (the "Company" or "UCFC"), founded in 1946, is a financial services holding company having mortgage and insurance operations. The Company's mortgage operations are focused on the origination, purchase, sale and servicing of first mortgage, non-conventional, home equity loans. Home equity loan production in 1995, 1994, and 1993 was $1.5 billion, $909 million and $540 million, respectively. The Company sells substantially all of its home equity loan production through loan securitizations pursuant to which mortgage-backed securities are issued and publicly sold under a Company sponsored shelf registration statement. The operating income before income taxes of the Company's mortgage operations increased from $46.3 million in 1993 to $81.2 million in 1994 and to $107.7 million in 1995. The Company's insurance operations sell primarily deferred annuities marketed in 47 states, the District of Columbia and Puerto Rico. On February 2, 1996, the Company signed an agreement to sell all of the outstanding capital stock of its life insurance subsidiary. The proposed sale is subject to the approval of the Company's shareholders and regulatory authorities and the satisfaction of other conditions. See "Life Insurance -- Recent Developments". For additional information regarding the Company's operations by business segment, see Note 14 to Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

     The following table reflects home equity loan production by distribution network by product type:

                                          1995                     1994                     1993
                                  ---------------------    ---------------------    ---------------------
                                                AVERAGE                  AVERAGE                  AVERAGE
                                                 LOAN                     LOAN                     LOAN
                                    AMOUNT       SIZE        AMOUNT       SIZE        AMOUNT       SIZE
                                  ----------    -------    ----------    -------    ----------    -------
                                                              (IN THOUSANDS)
Retail
     Fixed....................... $  740,707       37      $  679,466       38      $  460,164       36
     ARM.........................    198,369       78          11,560       90          23,037       83
Wholesale
  UNICOR
     Fixed.......................    337,802       50         146,832       48          40,736       53
     ARM.........................     85,208      104          45,248       97          15,931      103
  GINGER MAE
     Fixed.......................     44,497       59           9,864       55              --       --
     ARM.........................      6,351      115             201      101              --       --
Bulk Purchase
     Fixed.......................      7,709       50           1,739       38              --       --
     ARM.........................    120,894      156          13,911       58              --       --
                                  ----------               ----------               ----------
          Total Production....... $1,541,537               $  908,821               $  539,868
                                  ==========               ==========               ==========

     As of December 31, 1995, approximately 96.5% in aggregate principal amount of the home equity loans owned and/or serviced by the Company were secured by a first mortgage with the remaining 3.5% in aggregate principal amount secured by second or multi-property mortgages. During 1995, approximately $1,486 million first mortgage home equity loans were originated and $56 million in second and multi-property mortgage loans. On most home equity loans for home improvements, the loan proceeds are disbursed to an escrow agent which, according to guidelines established by the Company, releases such proceeds upon completion of the improvements or in draws as the work on the improvements progresses. The weighted average interest rate on home equity loans produced during 1995 was 11.6%, compared to 11.7% during 1994. Costs incurred by the borrower for loan origination, including origination points and appraisal, legal and title fees, are often included in the amount financed. Over the past five years, contractual maturities have generally ranged from seven to twenty years, and the weighted average effective life using the historical constant prepayment rate for the Company's home equity loans has been approximately three and one-half years. Prior to July, 1991, the Company actively originated commercial real estate loans for sale to United Companies Life Insurance Company ("UCLIC") with servicing rights retained by the lending operations of the Company. From July 1991 to early 1995, the Company limited commercial real estate originations due to a change in UCLIC's investment demand and lack of a secondary market for this product. However, in 1995, originations of commercial real estate loans on behalf of UCLIC resumed with $21.3 million of such loans being originated. The servicing of the commercial loans owned by UCLIC and pass-through certificates owned by third parties and UCLIC, which are backed by commercial real estate loans originated by UCLC, will be transferred from UCLC to UCLIC under the terms of the proposed sale of UCLIC. At December 31, 1995, the principal balance of such loans and pass-through certificates was approximately $251 million. See "Life Insurance -- Recent Developments" below.

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

     In general, the value of each property proposed as security for a home equity loan is required to be determined by a current appraisal from an independent appraiser who has been approved by the home office. The originator selects the appraiser and orders the appraisal. The Company requires that the appraisal provide an adequately supported estimate of the value of the property proposed as security for the requested home equity loan and a complete, accurate description of the property. In some cases, the appraisal is subject to completion of improvements which are to be made with the proceeds of the home equity loan. The property is analyzed, based on the appraisal, to determine its acceptability as security for the loan requested.

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

     Creditworthiness. Verification of personal financial information for each applicant is required. The applicant's total monthly obligations (including principal and interest on each mortgage, tax assessments, other loans, charge accounts and all scheduled indebtedness) generally should not exceed 50% of a borrower's gross monthly income. In the case of adjustable-rate home equity loans, the debt ratio calculation is based upon the principal and interest payment amount utilizing the maximum rate on the second change date. Generally, the borrowers are required to have two years of employment with their current employer or two years of like experience. Applicants who are salaried employees must provide current employment information in addition to recent employment history. This information is verified for salaried borrowers based on written confirmation from employers, or a combination of a telephone confirmation from the employer and the most recent pay stub and the most recent W-2 tax form. A self-employed applicant is generally required to provide copies of complete federal income tax returns filed for the most recent two years. Re-verification of the foregoing information is generally not undertaken for home equity loans purchased through the bulk purchase program of the Company.

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

     The following table reflects certain information regarding home equity loan production, sales and securitizations during the indicated periods:

                                                           1995          1994         1993
                                                        ----------     --------     --------
    Home equity loan production........................ $1,541,537     $908,821     $539,868
    Home equity loan sales............................. $1,471,868     $977,653     $462,873
    Average coupon on loans sold.......................     11.67%       11.80%       12.00%
    Interest spread retained on loans sold.............      4.98%        4.49%        6.06%

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

     Under the terms of the pending sale of UCLIC, servicing of commercial real estate loans owned by UCLIC and passthrough certificates owned by third parties and UCLIC which are backed by commercial real estate loans originated by UCLC will be transferred from UCLC to UCLIC at the closing of the sale.

     The contractual balance of loans owned and/or serviced by UCLC, substantially all of which it originated, were as follows for the dates indicated:

                                                                   DECEMBER 31,
                                                     ----------------------------------------
                                                        1995           1994           1993
                                                     ----------     ----------     ----------
                                                                  (IN THOUSANDS)
    Owned and serviced:
      Home equity..................................  $2,701,481     $1,683,698     $1,125,139
      Commercial...................................     251,241        274,413        345,365
      Conventional.................................      58,554         74,294         98,277
      Manufactured housing.........................         888             --             --
                                                     ----------     ----------     ----------
              Total................................  $3,012,164     $2,032,405     $1,568,781
                                                     ==========     ==========      =========
              Total serviced for third party
                investors..........................  $2,602,944     $1,679,875     $1,065,549
                                                     ==========     ==========     ==========
    Owned by the Company:
      Home equity..................................  $  236,987     $  203,651     $  318,334
      Commercial...................................     169,990        147,722        183,065
      Conventional.................................       1,355          1,157          1,833
      Manufactured housing.........................         888             --             --
                                                     ----------     ----------     ----------
              Total................................  $  409,220     $  352,530     $  503,232
                                                     ==========     ==========     ==========

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

     Delinquency and Loss Experience. The following two tables set forth information relating to delinquency, loan loss and foreclosure experience for the home equity loan portfolio serviced by the Company (including loans owned by the Company) as of the dates and for the periods indicated:

                                                                   DECEMBER 31,
                                                     ----------------------------------------
                                                        1995           1994           1993
                                                     ----------     ----------     ----------
                                                              (DOLLARS IN THOUSANDS)
    Number of home equity loans.....................     69,723         52,289         41,854
    Dollar amount of home equity loans.............. $2,701,481     $1,683,698     $1,125,139
    Delinquency period(1)
      30-59 days....................................      2.93%          2.40%          2.32%
      60-89 days....................................      0.91%          0.91%          1.02%
      90 days and over..............................      4.31%          4.36%          4.92%
    Foreclosed properties(2)
      Owned by the Company..........................      0.31%          0.52%          1.51%
      Serviced for third parties....................      0.80%          0.70%          0.74%
    Net write-offs -- for the year ended............      0.56%          0.84%          0.88%

---------------

(1) The dollar amount of delinquent home equity loans as a percentage of the total "dollar amount of home equity loans" as of the date indicated.

(2) Foreclosed property as a percentage of home equity loans serviced.

                                                                   DECEMBER 31,
                                                      --------------------------------------
                                                         1995           1994          1993
                                                      ----------     ----------     --------
                                                                  (IN THOUSANDS)
    Average dollar amount of home equity loans
      outstanding during period...................... $2,192,590     $1,404,419     $972,294
    Net losses
      Gross Losses(1)................................ $   13,818     $   12,745     $  9,114
      Recoveries(2).................................. $   (1,597)    $   (1,051)    $   (566)
                                                      ----------     ----------     --------
      Net Losses(3).................................. $   12,221     $   11,694     $  8,548
                                                      ==========     ==========     ========

---------------

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

                                                                             YEAR ENDED
                                                                            DECEMBER 31,
                                                                           ---------------
                                    STATE                                  1995      1994
    ---------------------------------------------------------------------- -----     -----
    Florida...............................................................  21.8%     28.9%
    Missouri..............................................................  20.9      10.3
    Louisiana.............................................................   9.8      13.7
    Illinois..............................................................   9.8       8.6
    Texas.................................................................   7.3       5.8
    All others............................................................  30.4      32.7
                                                                           -----     -----
              Total....................................................... 100.0%    100.0%
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

     The following table sets forth, at December 31, 1995, certain information regarding UCLIC's invested assets:

                                                                         AMORTIZED      PERCENT
                                                                            COST        OF TOTAL
                                                                         ----------     --------
                                                                         (DOLLARS IN THOUSANDS)
Fixed Maturity Securities(1)
  U.S. Government, government agencies & authorities.................... $   11,504          .7%
  Foreign governments and other.........................................     20,819         1.3
  Corporate bonds.......................................................    345,238        21.6
  Mortgage-backed.......................................................    778,410        48.8
                                                                         ----------       -----
          Total.........................................................  1,155,971        72.4
Mortgage loans on real estate...........................................    345,181        21.6
Short-term investments..................................................     22,804         1.4
Investment in limited partnerships......................................     25,594         1.6
Real estate -- investment properties....................................     22,845         1.4
Policy loans............................................................     20,291         1.3
Capitalized excess servicing income.....................................      2,469          .2
Common and preferred stocks.............................................      1,012          .1
                                                                         ----------       -----
          Total......................................................... $1,596,167       100.0%
                                                                         ==========       =====

---------------

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

     As reflected in the following table, the carrying value of UCLIC's investments classified as investment grade at December 31, 1995 was $1.1 billion or 94% of the fixed maturity portfolio:

                                                                                        PERCENT
                                                                                        OF TOTAL
                                              AMORTIZED        FAIR        CARRYING     CARRYING
                                                 COST         VALUE         VALUE        VALUE
                                              ----------    ----------    ----------    --------
                                                            (DOLLARS IN THOUSANDS)
    Investment Quality(1)
      Aaa.................................... $  734,721    $  756,251    $  756,251       62.9%
      Aa.....................................     25,255        26,768        26,768        2.2
      A......................................    227,800       244,562       244,434       20.3
      Baa....................................    101,321       107,447       107,306        9.0
                                              ----------    ----------    ----------      -----
      Total Investment Grade.................  1,089,097     1,135,028     1,134,759       94.4
      Ba and below...........................     21,980        22,093        22,093        1.9
      Not rated..............................     44,894        42,369        44,894        3.7
                                              ----------    ----------    ----------      -----
              Total Fixed Maturities......... $1,155,971    $1,199,490    $1,201,746      100.0%
                                              ==========    ==========    ==========      =====

---------------

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

     Mortgage loans on real estate. At December 31, 1995, the contractual balance of UCLIC's portfolio of loans was comprised of $169 million in first mortgage residential home equity loans and $170 million in first mortgage commercial real estate loans substantially all of which were originated by the Company's mortgage lending subsidiaries. Since 1991, UCLIC has limited its investment in commercial real estate mortgage loans and has from time to time refinanced commercial mortgage loans sold in commercial mortgage loan securitization transactions in 1990. The principal balance of loans sold in these transactions which are scheduled to mature in 1996 is $12.1 million. During 1995, UCLIC invested approximately $21.3 million in new commercial real estate loans originated by UCLC and refinanced $18.2 million of existing commercial real estate mortgage loans. The mortgage loan portfolio of UCLIC is serviced by UCLC. UCLIC has full credit recourse to UCLC with respect to substantially all of the residential mortgage loans acquired from such subsidiary. The servicing of the commercial loan portfolio will be transferred from UCLC to UCLIC under the terms of the proposed sale of UCLIC by the Company. See "Life Insurance -- Recent Developments" above.

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

                                                                                  PERCENT OF
                                                                       AMOUNT       TOTAL
                                                                      --------    ----------
                                                                      (DOLLARS IN THOUSANDS)
    Commercial Mortgage Loans by Property Type:
      Retail........................................................  $ 74,321        43.9%
      Office........................................................    43,527        25.7
      Office and Warehouse..........................................    38,888        22.9
      Other.........................................................    12,775         7.5
                                                                      --------       -----
              Total.................................................  $169,511       100.0%
                                                                      ========       =====

                                                                                  PERCENT OF
                                                                       AMOUNT       TOTAL
                                                                      --------      -----
                                                                      (DOLLARS IN THOUSANDS)
    Commercial Mortgage Loans by State:
      Florida.......................................................  $ 37,475        22.1%
      Georgia.......................................................    32,530        19.2
      Colorado......................................................    21,428        12.6
      Virginia......................................................    13,873         8.2
      Tennessee.....................................................    12,316         7.3
      Texas.........................................................     9,750         5.8
      All Others....................................................    42,139        24.8
                                                                      --------       -----
              Total.................................................  $169,511       100.0%
                                                                      ========       =====
    Commercial Mortgage Loans by Contractual Maturity:
      1996..........................................................  $ 26,316        15.5%
      1997..........................................................    17,781        10.5
      1998..........................................................    19,633        11.6
      1999..........................................................    16,387         9.7
      After 1999....................................................    89,394        52.7
                                                                      --------       -----
              Total.................................................  $169,511       100.0%
                                                                      ========       =====

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

     The Company also establishes a general reserve for all commercial mortgages where a specific reserve or writedown has not been established. As of December 31, 1995, the general reserve amounted to $5.1 million.

RATINGS

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

     On October 24, 1995, Duff & Phelps Credit Rating Co. ("Duff & Phelps") placed the 'A+' (Single-A-Plus) claims paying ability rating of UCLIC on Rating Watch -- Uncertain. This rating action is based upon the announcement by the Company that it was evaluating strategic alternatives regarding UCLIC, including the possible sale of UCLIC. Duff and Phelps reported that the claims paying ability rating would remain on Rating Watch -- Uncertain until more information becomes known about UCLIC's ultimate position within the Company's organization or another organization. During 1995, Standard & Poor's, a division of The McGraw-Hill Companies, Inc., revised the rating scale used in assigning its qualified solvency ratings of insurance companies and, as a result, revised its rating assigned to UCLIC from "BBq" to "Aq". The Company believes that UCLIC's present ratings will enable it to continue to compete successfully. Ratings held by UCLIC are important to maintaining public confidence in UCLIC and its ability to market its annuity products. A lower rating could materially and adversely affect UCLIC's ability to market its products. particularly the sale of annuities through financial institutions and could increase the surrender of its annuity policies. Both of these consequences could, depending upon the extent thereof, have a materially adverse effect on the Company's liquidity and, under certain circumstances, net income.

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

                                                            SALES PRICES
                                                        ---------------------         CASH
                                                         HIGH           LOW         DIVIDENDS
                                                        -------       -------       ---------
    1995
      First Quarter...................................  $18.250       $11.375        $   .05
      Second Quarter..................................   23.375        11.375            .05
      Third Quarter(1)................................   36.750        22.125            .05
      Fourth Quarter..................................   37.375        25.500            .05
                                                                                     -------
              Total...................................                               $   .20
                                                                                     =======
    1994
      First Quarter...................................  $21.821       $17.161        $ .0455
      Second Quarter..................................   19.093        14.320          .0455
      Third Quarter...................................   20.116        14.433          .0455
      Fourth Quarter (2)..............................   15.911        11.000          .0455
                                                                                     -------
              Total...................................                               $ .1820
                                                                                     =======

---------------

(1) On August 23, 1995, the Company announced a 100% Common Stock dividend payable on October 20, 1995, to stockholders of record on October 9, 1995.

(2) On October 26, 1994, the Company announced a 10% Common Stock dividend payable on January 10, 1995, to stockholders of record on December 22, 1994.

     The Company has declared and paid regular quarterly cash dividends on its Common Stock since 1974. While the Company intends to continue to pay regular quarterly cash dividends on its Common Stock, its ability to do so will be subject to its earnings, financial condition, capital and regulatory requirements, credit facility restrictions and such other factors as the Company's Board of Directors may consider relevant. (See Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources.)

                 APPROXIMATE NUMBER OF EQUITY SECURITY HOLDERS

                                  APPROXIMATE NUMBER OF SHAREHOLDERS
        TITLE OF CLASS                   AS OF MARCH 12, 1996
------------------------------    ----------------------------------
Common Stock, $2.00 par value                    3,084

ITEM 6. SELECTED FINANCIAL DATA

     The selected financial data set forth below are derived from the Company's audited Consolidated Financial Statements.

                                                  YEAR ENDED DECEMBER 31, (1)(3)
                                   -------------------------------------------------------------
                                     1995         1994         1993         1992         1991
                                   ---------    ---------    ---------    ---------    ---------
                                          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Income Statement Data:
  Interest, charges and fees
     on loans....................  $ 128,665    $ 111,994    $  92,737    $  89,780    $  88,078
  Loan sale gains................    142,156       86,735       59,441       33,475       29,627
  Investment income..............    104,062       84,666       75,527       65,548       61,828
  Loan servicing income..........     14,559       19,926       13,624       13,616       11,594
  Net insurance premiums.........      8,508       11,373       18,684       22,860       36,269
                                   ----------   ----------   ----------   ----------   ----------
  Total revenues.................    397,950      314,694      260,013      225,279      227,396
  Total expenses.................    283,186      230,620      216,952      204,664      219,580
                                   ----------   ----------   ----------   ----------   ----------
  Income from continuing
     operations before income
     taxes.......................    114,764       84,074       43,061       20,615        7,816
  Provision for income taxes.....     41,805       29,492       14,744        7,601        3,164
                                   ----------   ----------   ----------   ----------   ----------
  Income from continuing
     operations..................     72,959       54,582       28,317       13,014        4,652
  Income (loss) from discontinued
     operations..................     (3,491)      (5,048)     (16,742)      (2,768)       6,824
                                   ----------   ----------   ----------   ----------   ----------
          Net income.............  $  69,468    $  49,534    $  11,575    $  10,246    $  11,476
                                   ==========   ==========   ==========   ==========   ==========
Per Share Data (4):
  Primary:
     Income from continuing
       operations................  $    2.39    $    1.92    $    1.26    $     .66    $     .24
     Income (loss) from
       discontinued operations...       (.11)        (.18)        (.75)        (.14)         .34
                                   ----------   ----------   ----------   ----------   ----------
          Net income.............  $    2.28    $    1.74    $     .51    $     .52    $     .58
                                   ==========   ==========   ==========   ==========   ==========
  Fully Diluted:
     Income from continuing
       operations................  $    2.36    $    1.92    $    1.20    $     .66    $     .24
     Income (loss) from
       discontinued operations...       (.11)        (.18)        (.71)        (.14)         .34
                                   ----------   ----------   ----------   ----------   ----------
          Net income.............  $    2.25    $    1.74    $     .49    $     .52    $     .58
                                   ==========   ==========   ==========   ==========   ==========
  Weighted average shares
     outstanding
     Primary.....................     30,501       28,490       22,208       19,834       19,766
     Fully diluted...............     30,903       28,490       23,706       19,834       19,766
  Cash dividends.................  $     .20    $   .1818    $   .1546    $   .1364    $   .1278
  Stockholders' equity --
     year end (2)................  $   10.52    $    5.67    $    5.73    $    4.85    $    4.47

                                                      YEAR ENDED DECEMBER 31
                                   -------------------------------------------------------------
                                     1995         1994         1993         1992         1991
                                   ---------    ---------    ---------    ---------    ---------
                                                      (DOLLARS IN THOUSANDS)
Balance Sheet Data -- Year End:
  Investment
     securities -- net(2)........ $1,218,353   $1,044,842    $ 902,091    $ 759,354    $ 376,966
  Loans -- net...................    413,574      369,382      517,720      502,229      604,942
  Capitalized excess servicing
     income......................    283,454      179,065      113,192       72,062       53,942
  Deferred policy acquisition
     costs.......................     90,703       91,915       83,495       80,007       78,599
  Total assets...................  2,366,886    1,978,255    1,817,153    1,627,900    1,492,816
  Annuity reserves...............  1,417,803    1,425,973    1,294,983    1,147,555    1,014,649
  Notes payable..................    255,756      213,668      155,500      206,850      200,447
  Total liabilities..............  1,984,935    1,823,005    1,663,785    1,531,642    1,404,382
  Stockholders' equity(2)........    381,951      155,250      153,368       96,258       88,434
Other Data:
  Mortgage
     Total loan production....... $1,562,788   $  913,319    $ 545,229    $ 321,198    $ 328,184
     Home equity loan
       production................  1,541,537      908,821      539,868      301,234      253,613
     Average home equity loan
       size......................         49           41           39           28           24
     Home equity loans
       serviced -- year end......  2,701,481    1,683,698    1,125,139      819,448      703,922
     Total loans serviced --
       year end..................  3,012,164    2,032,405    1,568,781    1,367,822    1,344,388
     Average coupon on home
       equity loans produced.....       11.6%        11.7%        11.8%        13.4%         N/A
     Loan origination fees as %
       of home equity loans......        4.4%         5.9%         7.0%         7.9%         8.2%
     Weighted average interest
       spread retained on home
       equity loans sold.........       4.98%        4.49%        6.06%        4.56%        4.42%
  Life Insurance
     Annuity sales............... $  135,534   $  249,737    $ 207,682    $ 187,050    $ 175,796
     Net interest spread on
       annuities.................       2.37%        2.73%        2.20%        1.84%        1.88%
     Investment grade bonds as %
       of invested assets........       68.2%        69.6%        59.6%        54.3%        25.1%

---------------

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

                   SELECTED INCOME STATEMENT DATA BY SEGMENT

                                                        YEAR ENDED DECEMBER 31,
                                      ------------------------------------------------------------
                                        1995         1994         1993         1992         1991
                                      --------     --------     --------     --------     --------
                                                             (IN THOUSANDS)
Mortgage
  Interest, charges and fees on
     loans..........................  $ 84,496     $ 63,905     $ 41,249     $ 31,998     $ 34,073
  Investment income.................     7,227        2,762        1,054          696        1,137
  Loan sale gains...................   142,156       86,289       59,220       29,679       15,571
  Loan servicing income.............    19,219       24,645       19,116       18,289       14,209
                                      --------     --------     --------     --------     --------
  Total revenues....................   253,098      177,601      120,639       80,662       64,990
  Total expenses....................   145,425       96,446       74,344       56,661       60,592
                                      --------     --------     --------     --------     --------
  Income from continuing operations
     before income taxes............   107,673       81,155       46,295       24,001        4,398
                                      --------     --------     --------     --------     --------
Life insurance
  Interest, charges and fees on
     loans..........................    38,077       43,647       45,561       51,396       51,585
  Investment income.................    99,327       83,614       75,594       67,287       63,285
  Net insurance premiums............     8,508       11,373       18,684       22,860       36,269
  Loan sale gains...................        --           --           --        3,310           --
  Loan servicing income.............    (1,427)        (505)         340          673        1,645
                                      --------     --------     --------     --------     --------
  Total revenues....................   144,485      138,129      140,179      145,526      152,784
  Total expenses....................   132,386      129,049      137,544      140,061      150,707
                                      --------     --------     --------     --------     --------
  Income from continuing operations
     before income taxes............    12,099        9,080        2,635        5,465        2,077
                                      --------     --------     --------     --------     --------
Corporate, other operations and
  eliminations
  Income (loss) from continuing
     operations before income
     taxes..........................    (5,008)      (6,161)      (5,869)      (8,851)       1,341
                                      --------     --------     --------     --------     --------
Consolidated
  Income from continuing operations
     before income taxes............   114,764       84,074       43,061       20,615        7,816
  Provision for income taxes........    41,805       29,492       14,744        7,601        3,164
                                      --------     --------     --------     --------     --------
  Income from continuing
     operations.....................    72,959       54,582       28,317       13,014        4,652
  Income (loss) from discontinued
     operations.....................    (3,491)      (5,048)     (16,742)      (2,768)       6,824
                                      --------     --------     --------     --------     --------
  Net income........................  $ 69,468     $ 49,534     $ 11,575     $ 10,246     $ 11,476
                                      ========     ========     ========     ========     ========

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

     The table below sets forth income from continuing operations before income taxes for each of the Company's business segments and certain home equity loan data for the indicated periods:

                                                              YEAR ENDED DECEMBER 31,
                                                           1995          1994         1993
                                                        ----------     --------     --------
                                                                (DOLLARS IN THOUSANDS)
    Mortgage........................................... $  107,673     $ 81,155     $ 46,295
    Life insurance.....................................     12,099        9,080        2,635
    Corporate, other operations and eliminations.......     (5,008)      (6,161)      (5,869)
                                                        ----------     --------     --------
              Total.................................... $  114,764     $ 84,074     $ 43,061
                                                        ==========     ========     ========
    Home equity loan production........................ $1,541,537     $908,821     $539,868
    Home equity loans sold.............................  1,471,868      977,653      462,873
    Weighted average interest spread retained on home
      equity loans sold................................       4.98%        4.49%        6.06%

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

LIFE INSURANCE

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

     The following table sets forth certain financial data for the periods indicated.

                                                              YEAR ENDED DECEMBER 31,
                                                         ----------------------------------
                                                           1995         1994         1993
                                                         --------     --------     --------
                                                                   (IN THOUSANDS)
    Total revenues...................................... $397,950     $314,694     $260,013
    Total expenses......................................  283,186      230,620      216,952
    Income from continuing operations before income
      taxes.............................................  114,764       84,074       43,061
    Income from continuing operations...................   72,959       54,582       28,317

     Revenues. The following table sets forth information regarding the components of the Company's revenues for the years ended December 31, 1995, 1994 and 1993.

                                                              YEAR ENDED DECEMBER 31,
                                                         ----------------------------------
                                                           1995         1994         1993
                                                         --------     --------     --------
                                                                   (IN THOUSANDS)
    Interest, charges and fees on loans................. $128,665     $111,994     $ 92,737
    Loan sale gains.....................................  142,156       86,735       59,441
    Investment income...................................  104,062       84,666       75,527
    Loan servicing income...............................   14,559       19,926       13,624
    Net insurance premiums..............................    8,508       11,373       18,684
                                                         --------     --------     --------
              Total..................................... $397,950     $314,694     $260,013
                                                         ========     ========     ========

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

     The following table presents the composition of interest, charges and fees on loans for the periods indicated.

                                                               YEAR ENDED DECEMBER 31,
                                                          ---------------------------------
                                                            1995         1994        1993
                                                          --------     --------     -------
                                                                   (IN THOUSANDS)
    Loan origination fees................................ $ 68,442     $ 56,576     $35,987
    Mortgage loan interest...............................   47,185       47,996      51,763
    Other loan income....................................   13,038        7,422       4,987
                                                          --------     --------     -------
      Total.............................................. $128,665     $111,994     $92,737
                                                          ========     ========     =======

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

     The following table presents information regarding home equity loan sale transactions for the periods indicated.

                                                              YEAR ENDED DECEMBER 31,
                                                        ------------------------------------
                                                           1995          1994         1993
                                                        ----------     --------     --------
                                                               (DOLLARS IN THOUSANDS)
    Home equity loans sold............................. $1,471,868     $977,653     $462,873
    Average coupon on home equity loans sold...........     11.67%       11.80%       12.00%
    Weighted interest spread retained on home equity
      loans sold.......................................      4.98%        4.49%        6.06%
    Home equity loan sale gains........................ $  142,156     $ 86,735     $ 59,220

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

                                                              YEAR ENDED DECEMBER 31,
                                                         ----------------------------------
                                                           1995         1994         1993
                                                         --------     --------     --------
                                                                   (IN THOUSANDS)
    Servicing fees earned............................... $ 87,278     $ 60,181     $ 35,168
    Amortization of capitalized excess servicing
      income............................................  (72,719)     (40,255)     (21,544)
                                                         --------     --------     --------
              Total..................................... $ 14,559     $ 19,926     $ 13,624
                                                         ========     ========     ========

     Net insurance premiums were $8.5 million, $11.4 million and $18.7 million for 1995, 1994 and 1993, respectively. Net insurance premiums reflect revenues associated primarily with credit insurance underwritten by UCLIC. The decrease in premium income is primarily the result of the impact of UCLIC's decision to discontinue sales of credit insurance products.

     Expenses. The following table presents the components of the Company's expenses for the periods indicated.

                                                              YEAR ENDED DECEMBER 31,
                                                         ----------------------------------
                                                           1995         1994         1993
                                                         --------     --------     --------
                                                                   (IN THOUSANDS)
    Interest on annuity policies........................ $ 79,086     $ 73,065     $ 76,086
    Personnel...........................................   76,022       57,380       40,784
    Interest............................................   28,308       14,563       10,158
    Loan loss provision.................................   16,025       13,457       17,343
    Insurance commissions...............................   13,630       14,264       13,920
    Insurance benefits..................................    9,930       12,654       18,200
    Other operating.....................................   60,185       45,237       40,461
                                                         --------     --------     --------
              Total..................................... $283,186     $230,620     $216,952
                                                         ========     ========     ========

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

                                                            YEAR ENDED DECEMBER 31, 1995
                                                -----------------------------------------------------
                                                                            CORPORATE,
                                                              LIFE       OTHER OPERATIONS
                                                MORTGAGE    INSURANCE     & ELIMINATIONS      TOTAL
                                                --------    ---------    ----------------    --------
                                                                   (IN THOUSANDS)
Revenues
  Interest, charges and fees on loans.......... $ 84,496    $  38,077        $  6,092        $128,665
  Loan sale gains..............................  142,156           --              --         142,156
  Investment income............................    7,227       99,327          (2,492)        104,062
  Net insurance premiums.......................       --        8,508              --           8,508
  Loan servicing income........................   19,219       (1,427)         (3,233)         14,559
                                                --------    ---------        --------        --------
          Total................................  253,098      144,485             367         397,950
                                                --------    ---------        --------        --------
Expenses:
  Interest on annuity policies.................       --       79,086              --          79,086
  Personnel....................................   62,677        5,260           8,085          76,022
  Insurance commissions........................       --       13,427             203          13,630
  Insurance benefits...........................       --        9,930              --           9,930
  Loan loss provision..........................   11,974        4,051              --          16,025
  Interest.....................................   20,566        3,417           4,325          28,308
  Other operating..............................   50,208       17,215          (7,238)         60,185
                                                --------    ---------        --------        --------
          Total................................  145,425      132,386           5,375         283,186
                                                --------    ---------        --------        --------
Income (loss) from continuing operations before
  income taxes................................. $107,673    $  12,099        $ (5,008)       $114,764
                                                ========    =========        ========        ========

                                                            YEAR ENDED DECEMBER 31, 1994
                                                -----------------------------------------------------
                                                                            CORPORATE,
                                                              LIFE       OTHER OPERATIONS
                                                MORTGAGE    INSURANCE     & ELIMINATIONS      TOTAL
                                                --------    ---------    ----------------    --------
                                                                   (IN THOUSANDS)
Revenues:
  Interest, charges and fees on loans.......... $ 63,905    $  43,647        $  4,442        $111,994
  Loan sale gains..............................   86,289           --             446          86,735
  Investment income............................    2,762       83,614          (1,710)         84,666
  Net insurance premiums.......................       --       11,373              --          11,373
  Loan servicing income........................   24,645         (505)         (4,214)         19,926
                                                --------    ---------        --------        --------
          Total................................  177,601      138,129          (1,036)        314,694
                                                --------    ---------        --------        --------
Expenses:
  Interest on annuity policies.................       --       73,065              --          73,065
  Personnel....................................   46,356        4,959           6,065          57,380
  Insurance commissions........................       --       13,710             554          14,264
  Insurance benefits...........................       --       12,654              --          12,654
  Loan loss provision..........................    8,398        5,059              --          13,457
  Interest.....................................    6,496        1,979           6,088          14,563
  Other operating..............................   35,196       17,623          (7,582)         45,237
                                                --------    ---------        --------        --------
          Total................................   96,446      129,049           5,125         230,620
                                                --------    ---------        --------        --------
Income (loss) from continuing operations before
  income taxes................................. $ 81,155    $   9,080        $ (6,161)       $ 84,074
                                                ========    =========        ========        ========

                                                            YEAR ENDED DECEMBER 31, 1993
                                                -----------------------------------------------------
                                                                            CORPORATE,
                                                              LIFE       OTHER OPERATIONS
                                                MORTGAGE    INSURANCE     & ELIMINATIONS      TOTAL
                                                --------    ---------    ----------------    --------
                                                                   (IN THOUSANDS)
Revenues:
  Interest, charges and fees on loans.......... $ 41,250    $  45,561        $  5,926        $ 92,737
  Investment income............................    1,054       75,594          (1,121)         75,527
  Loan sale gains..............................   59,220           --             221          59,441
  Net insurance premiums.......................       --       18,684              --          18,684
  Loan servicing income........................   19,115          340          (5,831)         13,624
                                                --------    ---------        --------        --------
          Total................................  120,639      140,179            (805)        260,013
                                                --------    ---------        --------        --------
Expenses:
  Interest on annuity policies.................       --       76,086              --          76,086
  Personnel....................................   31,987        3,878           4,919          40,784
  Insurance commissions........................       --       13,185             735          13,920
  Insurance benefits...........................       --       18,200              --          18,200
  Loan loss provision..........................   12,349        4,994              --          17,343
  Interest.....................................    4,315          628           5,215          10,158
  Other operating..............................   25,693       20,573          (5,805)         40,461
                                                --------    ---------        --------        --------
          Total................................   74,344      137,544           5,064         216,952
                                                --------    ---------        --------        --------
Income (loss) from continuing operations before
  income taxes................................. $ 46,295    $   2,635        $ (5,869)       $ 43,061
                                                ========    =========        ========        ========

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

                                                                              FORECLOSED PROPERTIES
                                                                             -----------------------
                               CONTRACTUAL    DELINQUENCIES      % OF         OWNED     SERVICED FOR    NET LOANS     % OF
                                 BALANCE      CONTRACTUAL     CONTRACTUAL    BY THE     THIRD PARTY      CHARGED     AVERAGE
          YEAR ENDED            OF LOANS        BALANCE         BALANCE      COMPANY     INVESTORS         OFF        LOANS
------------------------------ -----------    ------------    -----------    -------    ------------    ---------    -------
                                                                  (DOLLARS IN THOUSANDS)
December 31, 1995
  Home equity................. $2,701,481       $220,145         8.15%       $8,469       $ 21,604       $12,221      0.56%
  Commercial..................    251,241          4,518         1.80%       16,547          5,325         4,416      1.68%
  Conventional................     58,554          2,734         4.67%           --             --           132      0.20%
  Manufactured housing........        888             --            --           --             --            --         --
                               ----------       --------                     -------       -------       -------
        Total................. $3,012,164       $227,397         7.55%       $25,016      $ 26,929       $16,769
                               ==========       ========                     =======       =======       =======
December 31, 1994
  Home equity................. $1,683,698       $129,203         7.67%       $8,791       $ 11,837       $11,694      0.84%
  Commercial..................    274,413          5,377         1.96%       22,131          8,784         5,658      1.83%
  Conventional................     74,294          2,672         3.60%           35             --           100      0.16%
                               ----------       --------                     -------       -------       -------
        Total................. $2,032,405       $137,252         6.75%       $30,957      $ 20,621       $17,452
                               ==========       ========                     =======       =======       =======
December 31, 1993
  Home equity................. $1,125,139       $ 92,974         8.26%       $17,014      $  8,355       $ 8,548      0.88%
  Commercial..................    345,365         19,292         5.59%       20,871          9,275         3,579      0.95%
  Conventional................     98,277          3,747         3.81%          148             --            77      0.09%
                               ----------       --------                     -------       -------       -------
        Total................. $1,568,781       $116,013         7.40%       $38,033      $ 17,630       $12,204
                               ==========       ========                     =======       =======       =======

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

     During 1995, the Company sold 1,955,000 shares of its Preferred Redeemable Increased Dividend Equity Securities(SM), 6 3/4% PRIDES, Convertible Preferred Stock ("PRIDES ") at a price per share of $44.00. Net proceeds to the Company were approximately $83.3 million. The net proceeds from the sale of the shares of PRIDES were used for general corporate purposes.

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


     Life insurance subsidiary. During 1995, A.M. Best Company ("Best") reaffirmed its "A-" (Excellent) rating of UCLIC. Best's ratings depend in part on its analysis of an insurance company's financial strength, operating performance and claims paying ability. In addition, in 1995, S&P revised the rating scale used in assigning its qualified solvency ratings of insurance companies and, as a result, revised its rating assigned to UCLIC from "BBq" to "Aq".



     On October 24, 1995, D&P placed the 'A+' (Single-A-Plus) claims paying ability rating of UCLIC on Rating Watch -- Uncertain. This rating action is based upon the announcement by the Company that it was evaluating strategic alternatives regarding UCLIC, including the possible sale of UCLIC. D&P reported that the claims paying ability rating would remain on Rating Watch -- Uncertain until more information becomes known about UCLIC's ultimate position within the Company's organization or another organization.

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

DELOITTE & TOUCHE LLP

Baton Rouge, Louisiana
February 29, 1996

            UNITED COMPANIES FINANCIAL CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                            DECEMBER 31,
                                                                       ----------------------
                                                                         1995         1994
                                                                       ---------    ---------
                                                                           (IN THOUSANDS)
Cash and cash equivalents............................................ $   28,087   $   56,359
Temporary investments -- reserve accounts............................    155,254       81,980
Investment securities
  Trading............................................................        752          679
  Available-for-sale.................................................  1,140,421      960,100
  Held-to-maturity...................................................     51,586       57,391
  Other..............................................................     25,594       26,672
Loans -- net.........................................................    413,574      369,382
Capitalized excess servicing income..................................    283,454      179,065
Deferred policy acquisition costs....................................     90,703       91,915
Accrued interest receivable..........................................     53,265       37,200
Property -- net......................................................     38,659       30,565
Deferred income tax benefit..........................................         --        7,420
Net assets of discontinued operations................................      6,245        9,736
Other assets.........................................................     79,292       69,791
                                                                      ----------   ----------
          Total assets............................................... $2,366,886   $1,978,255
                                                                      ==========   ==========
                            LIABILITIES AND STOCKHOLDERS' EQUITY
Annuity reserves..................................................... $1,417,803   $1,425,973
Notes payable........................................................    255,756      213,668
Insurance reserves...................................................    113,002      120,992
Deferred income taxes payable........................................     64,461           --
Allowance for loss on loans serviced.................................     44,970       26,822
Repurchase agreements................................................     40,857           --
Other liabilities....................................................     48,086       35,550
                                                                      ----------   ----------
          Total liabilities..........................................  1,984,935    1,823,005
                                                                      ----------   ----------
Stockholders' equity:
  Preferred stock, $2 par value;
     Authorized -- 20,000,000 shares; Issued -- 1,955,000 shares of
      6 3/4% PRIDES(SM) ($44 per share liquidation preference).......      3,910           --
  Common stock, $2 par value;
     Authorized -- 100,000,000 shares; Issued -- 29,302,246 and
      28,541,154 shares..............................................     58,604       57,082
  Additional paid-in capital.........................................    179,848       94,129
  Net unrealized gain (loss) on securities...........................     29,514      (46,858)
  Retained earnings..................................................    122,816       62,025
  Treasury stock and ESOP debt.......................................    (12,741)     (11,128)
                                                                      ----------   ----------
          Total stockholders' equity.................................    381,951      155,250
                                                                      ----------   ----------
            Total liabilities and stockholders' equity............... $2,366,886   $1,978,255
                                                                      ==========   ==========

                See notes to consolidated financial statements.

            UNITED COMPANIES FINANCIAL CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                  YEAR ENDED DECEMBER 31,
                                                             ----------------------------------
                                                               1995         1994         1993
                                                             --------     --------     --------
                                                              (IN THOUSANDS, EXCEPT PER SHARE
                                                                           DATA)
Revenues:
  Interest, charges and fees on loans......................  $128,665     $111,994     $ 92,737
  Loan sale gains..........................................   142,156       86,735       59,441
  Investment income........................................   104,062       84,666       75,527
  Loan servicing income....................................    14,559       19,926       13,624
  Net insurance premiums...................................     8,508       11,373       18,684
                                                             --------     --------     --------
          Total............................................   397,950      314,694      260,013
                                                             --------     --------     --------
Expenses:
  Interest on annuity policies.............................    79,086       73,065       76,086
  Personnel................................................    76,022       57,380       40,784
  Interest.................................................    28,308       14,563       10,158
  Loan loss provision......................................    16,025       13,457       17,343
  Insurance commissions....................................    13,630       14,264       13,920
  Insurance benefits.......................................     9,930       12,654       18,200
  Other operating..........................................    60,185       45,237       40,461
                                                             --------     --------     --------
          Total............................................   283,186      230,620      216,952
                                                             --------     --------     --------
Income from continuing operations before income taxes......   114,764       84,074       43,061
Provision for income taxes.................................    41,805       29,492       14,744
                                                             --------     --------     --------
Income from continuing operations..........................    72,959       54,582       28,317
Loss from discontinued operations:
  Loss from discontinued operations, net of income tax
     expense benefit of $1,084, $2,702 and $314,
     respectively..........................................    (2,014)      (5,048)        (676)
  Loss on disposal, net of income tax benefit of $794 and
     $8,326, respectively..................................    (1,477)          --      (16,066)
                                                             --------     --------     --------
          Total............................................    (3,491)      (5,048)     (16,742)
                                                             --------     --------     --------
Net income.................................................  $ 69,468     $ 49,534     $ 11,575
                                                             ========     ========     ========
Per share data:
  Income from continuing operations........................  $   2.36     $   1.92     $   1.20
  Loss from discontinued operations........................      (.11)        (.18)        (.71)
                                                             --------     --------     --------
  Net income...............................................  $   2.25     $   1.74     $    .49
                                                             ========     ========     ========

                See notes to consolidated financial statements.

            UNITED COMPANIES FINANCIAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               YEAR ENDED DECEMBER 31,
                                                                         ------------------------------------
                                                                            1995         1994         1993
                                                                         ----------    ---------    ---------
                                                                                    (IN THOUSANDS)
Cash flows from continuing operating activities:
  Income from continuing operations....................................  $   72,959    $  54,582    $  28,317
  Adjustments to reconcile income from continuing operations to net cash provided by continuing operating activities:
     Decrease (increase) in deferred policy acquisition costs..........       1,212       (8,420)      (3,488)
     Increase in accrued interest receivable...........................     (16,065)      (7,033)      (3,401)
     Decrease (increase) in other assets...............................       2,044       (8,155)         595
     Decrease in insurance reserves....................................      (7,990)     (12,596)      (8,727)
     Increase (decrease) in other liabilities..........................      (5,911)      (2,829)      18,241
     Loan sale gains...................................................    (164,112)     (94,673)     (62,896)
     Amortization of capitalized excess servicing income...............      72,719       40,255       21,544
     Investment gains..................................................        (325)        (219)        (595)
     Interest on annuity policies......................................      79,086       73,065       76,086
     Loan loss provision...............................................      16,025       13,457       17,343
     Amortization and depreciation.....................................       4,462        3,387        3,624
     Deferred income taxes.............................................      30,758       12,301       (3,532)
     Proceeds from sales and principal collections of loans held for
      sale.............................................................   1,507,514    1,000,970      478,213
     Originations and purchases of loans held for sale.................  (1,600,213)    (949,448)    (595,893)
     Net cash flows from trading investment securities.................         (73)        (687)          --
                                                                         -----------   ----------   ---------
          Net cash provided (used) by continuing operating
            activities.................................................      (7,910)     113,957      (34,569)
                                                                         -----------   ----------   ---------
Cash flows from discontinued operating activities......................          --       (2,889)      (5,612)
                                                                         -----------   ----------   ---------
Cash flows from investing activities:
  Principal collected on loans held for investment.....................      77,182       94,588       95,755
  Proceeds from sales of loans held for investment.....................          --           --          593
  Originations and acquisition of loans held for investment............     (39,547)      (8,798)      (4,560)
  Increase in reserve accounts.........................................     (73,274)     (54,308)     (20,046)
  Proceeds from sales of investment securities.........................      27,047        9,459       25,475
  Proceeds from maturities or calls of investment securities...........      53,914       76,978      117,117
  Purchase of held-to-maturity securities..............................          --           --     (283,853)
  Purchases of available-for-sale securities...........................    (136,579)    (300,384)          --
  Capital expenditures.................................................     (10,885)      (4,693)        (893)
                                                                         -----------   ----------   ---------
          Net cash used by investing activities........................    (102,142)    (187,158)     (70,412)
                                                                         -----------   ----------   ---------
Cash flows from financing activities:
  Payments on mortgage loan............................................          --           --      (15,750)
  Proceeds from senior debt and mortgage loan..........................     103,219      125,192           --
  Decrease in revolving credit debt....................................     (72,163)     (82,838)     (35,000)
  Increase (decrease) in repurchase agreement..........................      40,857      (30,000)      30,000
  Increase (decrease) in debt with maturities of three months or
     less..............................................................     (14,750)      14,250         (600)
  Increase in warehouse loan facility..................................      19,321           --           --
  Proceeds from ESOP debt..............................................       6,283           --           --
  Payments on ESOP debt................................................        (321)          --           --
  Deposits received from annuities.....................................     135,534      249,737      207,682
  Payments on annuities................................................    (222,791)    (191,811)    (136,340)
  Cash dividends paid..................................................      (8,677)      (5,050)      (3,624)
  Increase in managed cash overdraft...................................      11,241       10,374        2,409
  Proceeds from issuance of stock......................................      83,254        4,545       48,714
  Increase in unearned ESOP compensation...............................      (2,313)      (2,434)          --
  Proceeds from exercise of stock options and warrants.................       3,086          542          298
                                                                         -----------   ----------   ---------
          Net cash provided by financing activities....................      81,780       92,507       97,789
                                                                         -----------   ----------   ---------
Increase (decrease) in cash and cash equivalents.......................     (28,272)      16,417      (12,804)
Cash and cash equivalents at beginning of period.......................      56,359       39,942       52,746
                                                                         -----------   ----------   ---------
Cash and cash equivalents at end of period.............................  $   28,087    $  56,359    $  39,942
                                                                         ===========   ==========   =========

                See notes to consolidated financial statements.

            UNITED COMPANIES FINANCIAL CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                           NET
                                                                        UNREALIZED                   TREASURY
                                                        ADDITIONAL     GAIN (LOSS)                   STOCK AND        TOTAL
                                COMMON     PREFERRED     PAID-IN      ON SECURITIES     RETAINED       ESOP       STOCKHOLDERS'
                                 STOCK       STOCK       CAPITAL      --------------    EARNINGS       DEBT          EQUITY
                                -------    ---------    ----------    (IN THOUSANDS)    ---------    ---------    -------------
Balance, December 31, 1992, as
  previously reported.........  $18,730                  $  31,461                      $  52,037    $  (5,970)     $  96,258
Effect of 1995 stock split....   18,730                    (18,730)                                                        --
                                -------                   --------                       --------     --------       --------
Balance, December 31, 1992, as
  restated....................   37,460                     12,731                         52,037       (5,970)        96,258
Net income....................                                                             11,575                      11,575
Dividends paid................                                                             (3,624)                     (3,624)
Decrease in ESOP debt.........                                                                             147            147
Common stock options
  exercised...................    1,476                      1,301                                                      2,777
Treasury shares acquired......                                                                          (2,479)        (2,479)
Preferred stock issued........             $  20,000        (1,239)                                                    18,761
Preferred stock converted into
  common stock................    7,804      (20,000)       12,196                                                         --
Common stock issued...........    4,000                     25,953                                                     29,953
                                -------     --------      --------                       --------     --------       --------
Balance, December 31, 1993....   50,740           --        50,942                         59,988       (8,302)       153,368
Net income....................                                                             49,534                      49,534
Dividends paid................    5,184                     37,263                        (47,497)                     (5,050)
Increase in ESOP debt.........                                                                          (2,222)        (2,222)
Common stock options
  exercised...................      398                      1,749                                                      2,147
Treasury shares acquired......                                                                            (604)          (604)
Common stock issued...........      600                      3,945                                                      4,545
Common stock warrants
  exercised...................      160                        230                                                        390
Mark-to-market adjustment on
  investments.................                                           $(46,858)                                    (46,858)
                                -------     --------      --------       --------        --------     --------       --------
Balance, December 31, 1994....   57,082           --        94,129        (46,858)         62,025      (11,128)       155,250
Net income....................                                                             69,468                      69,468
Dividends paid................                                                             (8,677)                     (8,677)
Increase in ESOP debt.........                                                                          (1,613)        (1,613)
Common stock warrants
  exercised...................      704                        696                                                      1,400
Common stock options
  exercised...................      818                      5,386                                                      6,204
Preferred stock issued........                 3,910        79,344                                                     83,254
Release of ESOP shares........                                 293                                                        293
Mark-to-market adjustment on
  investments.................                                             76,372                                      76,372
                                -------     --------      --------       --------        --------     --------       --------
Balance, December 31, 1995....  $58,604    $   3,910     $ 179,848       $ 29,514       $ 122,816    $ (12,741)     $ 381,951
                                =======     ========      ========       ========        ========     ========       ========

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


     1.2 Loan Accounting. The Company originates loans for its own portfolio and for sale and/or securitization in the secondary market. Loans held for sale are carried at lower of cost or market.


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

            UNITED COMPANIES FINANCIAL CORPORATION AND SUBSIDIARIES

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

            UNITED COMPANIES FINANCIAL CORPORATION AND SUBSIDIARIES

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

     UCLIC has assumed the following reinsurance from other insurers:

                                                            INSURANCE
                                                             IN FORCE      PREMIUMS
                                                            ----------     -------
                                                                (IN THOUSANDS)
            1995..........................................  $  992,979     $2,589
            1994..........................................   1,106,148      2,966
            1993..........................................   1,106,721      3,039

     UCLIC has a receivable at December 31, 1995 of approximately $33.9 million from one reinsurer; however, the funds supporting the receivable are escrowed in a separate trust account for the benefit of UCLIC by the reinsurer.

     The following table reflects the effect of reinsurance agreements on premiums and the amounts earned for the periods indicated.

                                                              YEAR ENDED DECEMBER 31,
                                                        -----------------------------------
                                                         1995          1994          1993
                                                        -------       -------       -------
                                                                  (IN THOUSANDS)
    Direct premiums...................................  $ 7,659       $10,537       $19,294
    Reinsurance assumed...............................    2,589         2,966         3,039
    Reinsurance ceded.................................   (1,740)       (2,130)       (3,649)
                                                        -------       -------       -------
              Net insurance premiums..................  $ 8,508       $11,373       $18,684
                                                        =======       =======       =======

     1.4 Temporary Investments -- Reserve Accounts. In connection with its loan sale transactions, the Company has made initial cash deposits and has subordinated certain cash flows (excess servicing income) payable to the Company to the payment of scheduled principal and interest to investors. The amounts on deposit are invested in certain instruments as permitted by the trustee and earnings thereon accrue to the Company. To the extent amounts on deposit exceed specified levels required by the subordination require-

            UNITED COMPANIES FINANCIAL CORPORATION AND SUBSIDIARIES ments, distributions are made to the Company, and, at the termination of the transaction, any remaining amounts on deposit will be distributed to the Company.

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


     1.10 Financial instruments. The Company from time to time enters into interest rate hedge mechanisms to manage its exposure to interest rate changes in connection with the securitization and sale of its home equity loans. The Company closes out the hedge position to coincide with the related loan sale and recognizes the results of the hedge transaction in determining the amount of the related loan sale gain. The Company did not have any open hedge positions at December 31, 1994 or 1995.


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

     On May 12, 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights" ("SFAS No. 122"). SFAS No. 122 requires that a mortgage banking enterprise recognize as separate assets rights to service mortgage loans for others that have been acquired through either the purchase or origination of such loans. With respect to loans originated, this is accomplished by allocating total costs incurred between the loan and the servicing rights based on their

            UNITED COMPANIES FINANCIAL CORPORATION AND SUBSIDIARIES relative fair values. The estimated fair value of the servicing rights is determined by discounting expected future cash flows using a discount rate commensurate with the risk involved. Prior to the adoption of SFAS No. 122, the Company recognized late charges and other ancillary income when collected and charged costs to service mortgage loans when incurred. The Company elected to implement the provisions of this statement on a prospective basis during the third quarter of 1995. The assumptions used by the Company included estimates of the cost of servicing the loans, the discount rate, float value, inflation rate, ancillary income per loan, prepayment speeds and default rates. The amount capitalized at December 31, 1995 was $5.8 million and is included in "other assets". Net income for 1995 was increased by $3.9 million, or $.13 per share, respectively, on a fully diluted basis as a result of the Company's implementation of SFAS No. 122.

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


     1.13 Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

            UNITED COMPANIES FINANCIAL CORPORATION AND SUBSIDIARIES

2. INVESTMENT SECURITIES -- NET

     The Company's portfolio of investment securities as of December 31, 1995 consisted of the following:

                                                  AMORTIZED    UNREALIZED    UNREALIZED      FAIR
                                                    COST         GAINS         LOSSES        VALUE
                                                  ---------    ----------    ----------    ---------
                                                                   (IN THOUSANDS)
Trading
  Common stock.................................. $      545     $    215      $      8     $      752
                                                 ==========     ========      ========     ==========
Available-for-sale
  Debt securities
     Corporate.................................. $  328,546     $ 22,452      $    679     $  350,319
     U.S. Treasury..............................     11,504          409            --         11,913
     Mortgage-backed............................    733,516       22,258           602        755,172
     Foreign governments........................     20,394        1,916            --         22,310
     Other......................................        425           21            --            446
                                                 ----------     --------      --------     ----------
          Total.................................  1,094,385       47,056         1,281      1,140,160
                                                 ----------     --------      --------     ----------
  Equity securities.............................        629           78           446            261
                                                 ----------     --------      --------     ----------
          Total................................. $1,095,014     $ 47,134      $  1,727     $1,140,421
                                                 ==========     ========      ========     ==========
Held-to-maturity
  Debt securities
     Corporate.................................. $    6,692     $    550      $     --     $    7,242
     Mortgage-backed............................     44,894        1,414         3,939         42,369
                                                 ----------     --------      --------     ----------
          Total................................. $   51,586     $  1,964      $  3,939     $   49,611
                                                 ==========     ========      ========     ==========
Other
  Investment in limited partnerships............ $   25,594                                $   25,594
                                                 ==========                                ==========

            UNITED COMPANIES FINANCIAL CORPORATION AND SUBSIDIARIES

     The Company's portfolio of investment securities as of December 31, 1994 consisted of the following:

                                                  AMORTIZED    UNREALIZED    UNREALIZED      FAIR
                                                    COST         GAINS         LOSSES        VALUE
                                                  ---------    ----------    ----------    ---------
                                                  (IN THOUSANDS)
Trading
  Common stock..................................  $     656     $     51      $     28     $     679
                                                  ==========     =======       =======     ==========
Available-for-sale
  Debt securities
     Corporate..................................  $ 258,549     $    321      $ 13,148     $ 245,722
     U.S. Treasury..............................     10,720           31           238        10,513
     Mortgage-backed............................    743,359           22        58,218       685,163
     Foreign governments........................     18,433          190           603        18,020
     Other......................................        425           13            --           438
                                                  ----------     -------       -------     ----------
          Total.................................  1,031,486          577        72,207       959,856
                                                  ----------     -------       -------     ----------
  Equity securities.............................        703           36           495           244
                                                  ----------     -------       -------     ----------
          Total.................................  $1,032,189    $    613      $ 72,702     $ 960,100
                                                  ==========     =======       =======     ==========
Held-to-maturity
  Debt securities
     Corporate..................................  $  10,829     $    300      $    212     $  10,917
     Mortgage-backed............................     46,562          110         2,505        44,167
                                                  ----------     -------       -------     ----------
          Total.................................  $  57,391     $    410      $  2,717     $  55,084
                                                  ==========     =======       =======     ==========
Other
  Investment in limited partnerships............  $  26,672                                $  26,672
                                                  ==========                               ==========

     The cost and estimated fair value of debt securities at December 31, 1995, by contractual maturity are shown below. Expected maturities may differ from contractual maturities because certain issues may have the right to call or prepay obligations with or without call or prepayment penalties.

                                               AVAILABLE-FOR-SALE           HELD-TO-MATURITY
                                            -------------------------     ---------------------
                                            AMORTIZED         FAIR        AMORTIZED      FAIR
                                               COST          VALUE          COST         VALUE
                                            ----------     ----------     ---------     -------
                                                              (IN THOUSANDS)
    1 year or less........................  $    6,601     $    6,513      $     -      $     -
    Over 1 year through 5 years...........      80,080         84,349        2,286        2,361
    Over 5 years through 10 years.........     266,238        285,826        4,406        4,881
    After 10 years........................       7,950          8,300           --           --
    Mortgage-backed securities............     733,516        755,172       44,894       42,369
                                            ----------     ----------      -------      -------
              Total.......................  $1,094,385     $1,140,160      $51,586      $49,611
                                            ==========     ==========      =======      =======

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

            UNITED COMPANIES FINANCIAL CORPORATION AND SUBSIDIARIES

December 31, 1995, securities with a cost of $9.4 million were on deposit with insurance regulatory authorities.

3. LOANS -- NET

     3.1 Loans Owned. The following schedule sets forth the components of Loans owned by the Company at December 31, 1995 and 1994.

                                                                        DECEMBER 31,
                                                                   -----------------------
                                                                     1995           1994
                                                                   --------       --------
                                                                       (IN THOUSANDS)
    Home equity..................................................  $236,987       $202,551
    Commercial...................................................   169,990        155,271
    Conventional.................................................     1,340          1,106
    Foreclosed properties........................................    25,017         31,073
    Nonrefundable loan fees......................................    (4,950)        (4,538)
    Consumer and other...........................................       732          1,536
                                                                   --------       --------
              Total..............................................  $429,116       $386,999
                                                                   ========       ========

     Included in owned loans at December 31, 1995 and 1994 were nonaccrual loans totaling $20.8 million and $21.7 million, respectively.

     The following schedule summarizes the composition of Loans -- net at December 31, 1995 and 1994:

                                                                        DECEMBER 31,
                                                                   -----------------------
                                                                     1995           1994
                                                                   --------       --------
                                                                       (IN THOUSANDS)
    Loans........................................................  $429,116       $386,999
    Allowance for loan losses....................................   (14,891)       (16,508)
    Unearned discount............................................      (651)        (1,109)
                                                                   --------       --------
    Loans -- net.................................................  $413,574       $369,382
                                                                   ========       ========

     3.2 Loans Serviced. The following table sets forth the loans serviced by the Company for third parties at December 31, 1995 and 1994, by type of loan. The right to service these loans was retained upon their sale in the secondary market. Substantially all of these loans were originated by the Company.

                                                                        DECEMBER 31,
                                                                   ----------------------
                                                                     1995         1994
                                                                   ---------    ---------
                                                                   (IN THOUSANDS)
    Home equity..................................................  $2,464,495   $1,480,047
    Commercial...................................................     81,251      126,691
    Conventional.................................................     57,198       73,136
                                                                   ----------   ----------
              Total..............................................  $2,602,944   $1,679,874
                                                                   ==========   ==========

     3.3 Loan Loss Allowances. The Company provides an estimate for future credit losses in an Allowance for Loan Losses for loans owned by the Company and in an Allowance for Loss on Loans Serviced for loans serviced for others.

            UNITED COMPANIES FINANCIAL CORPORATION AND SUBSIDIARIES

     A summary analysis of the changes in the Company's Allowance for Loan Losses is as follows:

                                                               YEAR ENDED DECEMBER 31,
                                                           --------------------------------
                                                             1995        1994        1993
                                                           --------    --------    --------
                                                                    (IN THOUSANDS)
    Balance at beginning of period.......................  $ 16,508    $ 21,017    $ 15,842
    Loans charged to allowance
      Home equity........................................   (13,818)    (12,745)     (9,114)
      Commercial.........................................    (4,416)     (5,767)     (3,579)
      Conventional.......................................      (178)       (149)       (142)
                                                           --------    --------    --------
              Total......................................   (18,412)    (18,661)    (12,835)
      Recoveries on loans previously charged to
         allowance.......................................     1,643       1,209         631
                                                           --------    --------    --------
      Net loans charged off..............................   (16,769)    (17,452)    (12,204)
      Loan loss provision................................    16,025      13,457      17,343
      Reserve reclassification...........................      (873)       (514)         36
                                                           --------    --------    --------
      Balance at end of year.............................  $ 14,891    $ 16,508    $ 21,017
                                                           ========    ========    ========
      Specific reserves..................................  $  5,445    $  6,571    $  8,500
      Unallocated reserves...............................     9,446       9,937      12,517
                                                           --------    --------    --------
              Total reserves.............................  $ 14,891    $ 16,508    $ 21,017
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

     A summary of the allowances for future credit losses on loans and foreclosed properties owned by the Company and loans sold with recourse is as follows:

                                                                      DECEMBER 31,
                                                              -----------------------------
                                                               1995       1994       1993
                                                              -------    -------    -------
                                                                     (IN THOUSANDS)
    Allowance for loan losses (applicable to loans and
      foreclosed properties owned by the Company)...........  $14,891    $16,508    $21,017
    Allowance for loss on loans serviced (applicable to
      loans sold with recourse).............................   44,970     26,822     12,938
                                                              -------    -------    -------
              Total.........................................  $59,861    $43,330    $33,955
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

            UNITED COMPANIES FINANCIAL CORPORATION AND SUBSIDIARIES

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

4.  PROPERTY -- NET

     Property is summarized as follows:

                                                                          DECEMBER 31,
                                                                      --------------------
                                                                        1995        1994
                                                                      --------    --------
                                                                         (IN THOUSANDS)
    Land and buildings..............................................  $ 41,796    $ 34,716
    Furniture, fixtures and equipment...............................    21,751      18,943
                                                                       -------    --------
              Total.................................................    63,547      53,659
    Less accumulated depreciation...................................   (24,888)    (23,094)
                                                                       -------    --------
              Total.................................................  $ 38,659    $ 30,565
                                                                       =======    ========

     Rental expense on operating leases, including real estate, computer equipment and automobiles, totaled $6.4 million, $5.3 million and $3.3 million during 1995, 1994 and 1993, respectively. Minimum annual commitments at December 31, 1995 under noncancellable operating leases are as follows (in thousands):

                1996................................................ $ 5,652
                1997................................................   3,686
                1998................................................   1,544
                1999................................................     386
                2000................................................     108
                Thereafter..........................................       4
                                                                     -------
                          Total..................................... $11,380
                                                                     =======

5. OTHER ASSETS AND OTHER LIABILITIES

     At December 31, 1995, Other assets included amounts due from reinsurers of $33.6 million and Policy loans of $20.3 million compared to $35.0 million and $20.2 million, respectively, at December 31, 1994. In addition, included in Other assets at December 31, 1994 was a federal income tax receivable of $6.2 million.

            UNITED COMPANIES FINANCIAL CORPORATION AND SUBSIDIARIES

     Other liabilities at December 31, 1995 and 1994 included a $24.0 million and $12.8 million managed cash overdraft, respectively.

6. NOTES PAYABLE

     Notes payable consisted of the following:

                                                                         DECEMBER 31,
                                                                     ---------------------
                                                                       1995         1994
                                                                     --------     --------
                                                                        (IN THOUSANDS)
    9.35% Senior unsecured notes due 11/1/99........................ $125,000     $125,000
    7% Senior unsecured notes due 7/15/98...........................  100,000           --
    Revolving credit agreement......................................       --       72,163
    Mortgage loan...................................................    5,473        1,755
    Warehouse facility..............................................   19,321           --
    ESOP debt.......................................................    5,962           --
    Short-term borrowings...........................................       --       14,750
                                                                     --------     --------
              Total................................................. $255,756     $213,668
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

            UNITED COMPANIES FINANCIAL CORPORATION AND SUBSIDIARIES

7. INCOME TAXES

     The provision for income taxes attributable to continuing operations is as follows:

                                                                YEAR ENDED DECEMBER 31,
                                                            -------------------------------
                                                             1995        1994        1993
                                                            -------     -------     -------
                                                                     (IN THOUSANDS)
    Current................................................ $11,047     $17,191     $18,276
    Deferred...............................................  30,758      12,301      (3,532)
                                                            -------     -------     -------
              Total........................................ $41,805     $29,492     $14,744
                                                            =======     =======     =======

     Reported income tax expense attributable to continuing operations differs from the amount computed by applying the statutory federal income tax rate to consolidated income from continuing operations before income taxes for the following reasons:

                                                                YEAR ENDED DECEMBER 31,
                                                            -------------------------------
                                                             1995        1994        1993
                                                            -------     -------     -------
                                                                     (IN THOUSANDS)
    Federal income tax at statutory rate................... $40,168     $29,426     $15,072
    Differences resulting from:
      Reversal of timing differences at prior tax rates....      --          --          15
      State income taxes...................................     511         (72)         75
      Other................................................   1,126         138        (418)
                                                            -------     -------     -------
    Reported income tax provisions......................... $41,805     $29,492     $14,744
                                                            =======     =======     =======

     The significant components of the Company's net deferred income tax (benefit) liability at December 31, 1995 and 1994 are as follows:

                                                                          DECEMBER 31,
                                                                       -------------------
                                                                        1995        1994
                                                                       -------     -------
                                                                         (IN THOUSANDS)
    Deferred income tax assets:
      Allowance for loan losses....................................... $   904     $ 1,011
      Nonrefundable loan fees.........................................   1,732       1,588
      Policy reserves.................................................  21,530      21,464
      Mark-to-market adjustment.......................................      --      25,231
      Investment securities...........................................   3,377       1,924
      Other...........................................................     840         913
                                                                       -------     -------
                                                                        28,383      52,131
                                                                       -------     -------
    Deferred income tax liabilities:
      Loan income.....................................................  41,022      10,910
      Mark-to-market adjustment.......................................  15,892          --
      Mortgage servicing rights.......................................   2,034          --
      Real estate.....................................................   4,421       4,175
      Deferred policy acquisition costs...............................  29,475      29,626
                                                                       -------     -------
                                                                        92,844      44,711
                                                                       -------     -------
    Net deferred income tax (benefit) liability....................... $64,461     $(7,420)
                                                                       =======     =======

     Payments made for income taxes during the years ended December 31, 1995, 1994 and 1993 were $7.8 million, $28.3 million and $5.4 million, respectively.

            UNITED COMPANIES FINANCIAL CORPORATION AND SUBSIDIARIES

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

     On July 27, 1994, the Board of Directors authorized the redemption of the rights under the rights plan of the Company adopted in 1989 (the "1989 Rights Plan") and approved a new rights plan (the "1994 Rights Plan"). In connection with the redemption, the rights under the 1989 Rights Plan (the "1989 Rights") were redeemed at a price of $.0039526 per 1989 Right with the aggregate redemption price payable to each holder of the 1989 Rights to be rounded up to the nearest $.01. In approving the 1994 Rights Plan, the Board of Directors declared a dividend distribution of one preferred share purchase right for each outstanding share of

            UNITED COMPANIES FINANCIAL CORPORATION AND SUBSIDIARIES the Company's Common Stock. The rights under the 1994 Rights Plan will become exercisable only upon the occurrence of certain events as specified therein (primarily certain changes in ownership of the Company).

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

            UNITED COMPANIES FINANCIAL CORPORATION AND SUBSIDIARIES

     9.2 Stock Option Plans. The following is a summary of options granted, exercised or canceled during 1993, 1994 and 1995.

                                                                              OPTION PRICE
                                                               SHARES           PER SHARE
                                                              ---------     -----------------
    January 1, 1993.......................................... 1,871,050      $ 2.77 to $ 4.55
      Granted................................................   847,880      $ 4.12 to $ 6.42
      Exercised..............................................  (811,652)     $ 2.77 to $ 4.13
      Canceled...............................................   (97,432)
                                                              ---------
    December 31, 1993........................................ 1,809,846      $ 2.77 to $ 6.42
      Granted................................................   138,596      $15.46 to $19.21
      Exercised..............................................  (219,174)     $ 2.77 to $ 4.13
      Canceled...............................................   (29,822)
                                                              ---------
    December 31, 1994........................................ 1,699,446      $ 2.77 to $19.21
      Granted................................................   670,600      $16.00 to $22.38
      Exercised..............................................  (409,092)     $ 2.77 to $ 6.42
      Canceled...............................................   (40,734)
                                                              ---------
    December 31, 1995........................................ 1,920,220
                                                              =========

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


                                               DECEMBER 31, 1995    NET CHANGE    DECEMBER 31, 1994
                                               -----------------    ----------    -----------------
                                                                  (IN THOUSANDS)
    Accumulated postretirement benefit
      obligation.............................       $(1,912)          $  (90)          $(1,822)
    Plan assets..............................            --               --                --
                                                    -------           ------           -------
    Funded status............................        (1,912)             (90)           (1,822)
    Unrecognized transition obligation.......         1,138              (66)            1,204
                                                    -------           ------           -------
    Accrued postretirement benefit cost......       $  (774)          $ (156)          $  (618)
                                                    =======           ======           =======

            UNITED COMPANIES FINANCIAL CORPORATION AND SUBSIDIARIES

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

            UNITED COMPANIES FINANCIAL CORPORATION AND SUBSIDIARIES

     The carrying value and fair value of the Company's financial assets and liabilities at December 31, 1995 and 1994 were as follows:

                                                     1995                        1994
                                           ------------------------    ------------------------
                                            CARRYING                    CARRYING
                                             VALUE       FAIR VALUE      VALUE       FAIR VALUE
                                           ----------    ----------    ----------    ----------
                                                (IN THOUSANDS)              (IN THOUSANDS)
    Financial assets:
      Cash and cash equivalents..........  $   28,087    $   28,087    $   56,359    $   56,359
      Temporary investments -- reserve
         accounts........................     155,254       155,254        81,980        81,980
      Loans -- net.......................     394,002       396,923       344,880       343,121
      Capitalized excess servicing
         income..........................     283,454       283,454       179,065       179,065
      Investment securities:
         Trading.........................         752           752           679           679
         Available-for-sale..............   1,140,421     1,140,421       960,100       960,100
         Held-to-maturity................      51,586        49,611        57,391        55,084
      Other assets.......................      70,916        71,628        61,430        61,430
    Financial liabilities:
      Annuity reserves...................   1,417,803     1,350,626     1,425,973     1,354,944
      Notes payable......................     255,756       270,558       213,668       212,314
      Allowance for loss on loans
         serviced........................      44,970        44,970        26,822        26,822
      Repurchase agreements..............      40,857        40,857            --            --
      Other liabilities..................      29,528        29,528        15,679        15,679

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

     Temporary investments -- reserve accounts. The carrying value of temporary investments is considered to be a reasonable estimate of fair value.

     Loans. The fair value of the Company's loan portfolio was determined by segregating the portfolio by type of loan and further by its performing and nonperforming components. Performing loans were further segregated based on the due date of their payments, an analysis of credit risk by category was performed and a matrix of pricing by category was developed. Loans which had been identified for sale were valued at their estimated sales price, which includes the estimated value of the portion of the interest and fees which are not sold with the securities backed by the loans. Loans which were current but not identified for sale approximate the remaining principal balance which is believed to represent an estimate of market discount from similar loans identified for sale. The fair value of delinquent loans was estimated by using the Company's historical

            UNITED COMPANIES FINANCIAL CORPORATION AND SUBSIDIARIES recoverable amount on defaulted loans. Foreclosed property is excluded from this disclosure because it is not considered a financial instrument.

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

            UNITED COMPANIES FINANCIAL CORPORATION AND SUBSIDIARIES

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


13. SUBSEQUENT EVENT.

     On February 2, 1996, the Company signed a stock purchase agreement dated as of January 30, 1996, for the sale of all of the stock of UCLIC to UC Life Holding Corp., a new Delaware corporation formed by Knightsbridge Capital Fund I, L.P. for an aggregate amount of $164 million plus earnings of UCLIC from January 1, 1996, to closing of the transaction. Knightsbridge, which is a private investment partnership with

            UNITED COMPANIES FINANCIAL CORPORATION AND SUBSIDIARIES institutional partners, was formed in 1995 to make equity investments in companies engaged primarily in the life insurance industry.

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

14. SEGMENT INFORMATION

     The following table sets forth the Company's revenues, income from continuing operations before income taxes and assets for each of its business segments for the years ended December 31, 1995, 1994 and 1993:

                                                              YEAR ENDED DECEMBER 31,
                                                       --------------------------------------
                                                          1995          1994          1993
                                                       ----------    ----------    ----------
                                                                   (IN THOUSANDS)
    Revenues
      Mortgage.......................................  $  253,098    $  177,601    $  120,639
      Life insurance.................................     144,485       138,129       140,179
      Corporate, other operations, and
         eliminations................................         367        (1,036)         (805)
                                                       ----------    ----------    ----------
              Total..................................  $  397,950    $  314,694    $  260,013
                                                       ==========    ==========    ==========
    Income from continuing operations before income
      taxes
      Mortgage.......................................  $  107,673    $   81,155    $   46,295
      Life insurance.................................      12,099         9,080         2,635
      Corporate, other operations, and
         eliminations................................      (5,008)       (6,161)       (5,869)
                                                       ----------    ----------    ----------
              Total..................................  $  114,764    $   84,074    $   43,061
                                                       ==========    ==========    ==========
    Assets -- Year-end
      Mortgage.......................................  $  533,952    $  301,330    $  182,672
      Life Insurance.................................   1,789,608     1,641,026     1,622,879
      Corporate, other operations, and
         eliminations................................      43,326        35,899        11,602
                                                       ----------    ----------    ----------
              Total..................................  $2,366,886    $1,978,255    $1,817,153
                                                       ==========    ==========    ==========

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

            UNITED COMPANIES FINANCIAL CORPORATION AND SUBSIDIARIES

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

16. QUARTERLY FINANCIAL DATA (UNAUDITED)

     Summarized quarterly financial data is as follows:

                                                                  THREE MONTHS ENDED
                                                     --------------------------------------------
                                                     MARCH 31    JUNE 30     SEPT. 30    DEC. 31
                                                     --------    --------    --------    --------
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
1995
  Total revenues...................................  $86,835     $101,876    $106,109    $103,130
  Income from continuing operations before
     income taxes..................................   19,549       30,379      34,070      30,766
  Net income.......................................   12,696       16,426      21,248      19,099
  Per share data -- net income:
     Primary:
       Income from continuing operations...........  $   .46     $    .66    $    .68    $    .61
       Income (loss) from discontinued
          operations...............................     (.01 )       (.09)       (.01)       (.01)
                                                     -------     --------    --------    --------
          Total....................................  $   .45     $    .57    $    .67    $    .60
                                                     =======     ========    ========    ========
     Fully Diluted:
       Income from continuing operations...........  $   .46     $    .66    $    .66    $    .60
       Income (loss) from discontinued
          operations...............................     (.01 )       (.10)       (.01)       (.01)
                                                     -------     --------    --------    --------
          Total....................................  $   .45     $    .56    $    .65    $    .59
                                                     =======     ========    ========    ========
1994
  Total revenues...................................  $74,816     $ 78,175    $ 82,054    $ 79,649
  Income from continuing operations before
     income taxes..................................   20,832       22,751      23,290      17,201
  Net income.......................................   13,710       14,699      15,253       5,872
  Per share data -- net income:
     Primary:
       Income from continuing operations...........  $   .47     $    .52    $    .53    $    .39
       Income (loss) from discontinued
          operations...............................      .01         (.01)         --        (.18)
                                                     -------     --------    --------    --------
          Total....................................  $   .48     $    .51    $    .53    $    .21
                                                     =======     ========    ========    ========
     Fully Diluted:
       Income from continuing operations...........  $   .47     $    .52    $    .53    $    .39
       Income (loss) from discontinued
          operations...............................      .01         (.01)         --        (.18)
                                                     -------     --------    --------    --------
          Total....................................  $   .48     $    .51    $    .53    $    .21
                                                     =======     ========    ========    ========

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

J. TERRELL BROWN

     Mr. Brown, age 56, is Chairman of the Board of Directors and Chief Executive Officer of the Company and Chief Executive Officer of each of the subsidiaries of the Company. He has served as a director and executive officer since 1972 and was named Chief Executive Officer in 1985. Mr. Brown is also a director of Hibernia Corporation and Sizeler Property Investors, Inc.

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

                           SUMMARY COMPENSATION TABLE

                                                                                              LONG TERM
                                                        ANNUAL COMPENSATION                  COMPENSATION
                                               -------------------------------------    ----------------------
                                                                                                AWARDS
                                                                                        ----------------------
                                                                           OTHER        RESTRICTED                ALL OTHER
                                                                           ANNUAL         STOCK       OPTIONS      COMPEN-
              NAME AND                                       BONUS      COMPENSATION      AWARDS        (4)/       SATION
         PRINCIPAL POSITION            YEAR    SALARY($)     ($)(1)        ($)(2)         ($)(3)      SARS(#)      ($)(5)
-------------------------------------  ----    ---------    --------    ------------    ----------    --------    ---------
J. Terrell Brown                       1995    $393,750     $833,616           --        $304,000      50,000      $35,442
  Chairman and                         1994     378,304      297,205           --              --          --       41,240
  Chief Executive Officer              1993     375,625       76,395           --              --     110,000       32,114
W. Roger Clark(7)                      1995     135,106           --           --         160,000      20,000       16,565
  Executive Vice President and         1994     168,702      136,094           --              --          --       23,164
  President, UCLC                      1993     155,269       39,027           --              --      44,000       12,382
John D. Dienes,                        1995     266,250      475,699           --         208,000      24,000       16,499
  President and                        1994     220,864      241,805(6)        --              --      54,998           --
  Chief Operating Officer              1993          --           --           --              --          --           --
C. Geron Hargon(8)                     1995      66,668      359,025           --         437,500      30,000           --
  Executive Vice President and         1994          --           --           --              --          --           --
  President, UCLC                      1993          --           --           --              --          --           --
Dale E. Redman,                        1995     246,095      445,298           --         208,000      24,000       17,723
  Executive Vice President and         1994     236,014      189,131           --              --          --       23,711
  Chief Financial Officer              1993     218,333       55,793           --              --      44,000       14,218
Robert B. Thomas, Jr.                  1995     219,625      395,818           --         160,000          --       16,499
  Executive Vice President and         1994     209,366      168,116           --              --          --       21,882
  Chairman and President, UCLIC        1993     175,269       49,732           --              --      44,000           --

---------------

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

                       OPTION GRANTS IN LAST FISCAL YEAR

                                                                 INDIVIDUAL GRANTS
                                                   ---------------------------------------------    POTENTIAL REALIZABLE
                                      NUMBER OF    % OF TOTAL                                      VALUE AT ASSUMED ANNUAL
                                      SECURITIES    OPTIONS                                         RATES OF STOCK PRICE
                                      UNDERLYING   GRANTED TO                                      APPRECIATION FOR OPTION
                                       OPTIONS     EMPLOYEES     EXERCISE                                   TERM
                                       GRANTED     IN FISCAL       PRICE          EXPIRATION       -----------------------
                NAME                   (#)(1)         YEAR       ($/SH)(1)           DATE           5%($)         10%($)
------------------------------------  ---------    ----------    ---------    ------------------   --------     ----------
J. Terrell Brown....................    50,000         7.5         22.375       June 14, 2005      $703,576     $1,782,999
W. Roger Clark......................    20,000         3.0         22.375       June 14, 2005       281,430        713,200
John D. Dienes......................    24,000         3.6         22.375       June 14, 2005       337,716        855,840
C. Geron Hargon.....................    30,000         4.5          31.25     September 1, 2005     589,589      1,494,134
Dale E. Redman......................    24,000         3.6         22.375       June 14, 2005       337,716        855,840

---------------

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

 AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END 1995 OPTION
                                     VALUES

                                                                                                    VALUE OF UNEXERCISED
                                                                   NUMBER OF UNEXERCISED            IN-THE-MONEY OPTIONS
                                                                     OPTIONS AT FISCAL                    AT FISCAL
                                   SHARES                               YEAR-END(#)                 YEAR-END($)(1)(2)(3)
                                 ACQUIRED ON       VALUE       -----------------------------    -----------------------------
             NAME                EXERCISE(#)    REALIZED($)    EXERCISABLE     UNEXERCISABLE    EXERCISABLE     UNEXERCISABLE
-------------------------------  -----------    -----------    -----------     -------------    -----------     -------------
J. Terrell Brown...............         --              --       153,824          160,000       $3,534,794       $ 2,394,995
W. Roger Clark.................     69,060      $1,598,962            --           64,000               --           957,998
John D. Dienes.................         --              --            --           78,998               --           534,109
Dale E. Redman.................         --              --       103,488           68,000        2,383,065           973,998
C. Geron Hargon................         --              --            --           30,000               --                --
Robert B. Thomas, Jr...........         --              --        22,000           22,000          489,625           438,999

---------------

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

                                                                  AMOUNT AND
                                                                   NATURE OF            PERCENTAGE
                                                  TITLE OF        BENEFICIAL                OF
     DIRECTORS AND EXECUTIVE OFFICERS              CLASS        OWNERSHIP(1)(2)          CLASS(3)
------------------------------------------     --------------   ---------------         ----------
James J. Bailey, III                            Common Stock         177,860(4)(5)            --
General Robert H. Barrow (retired)              Common Stock          61,274(4)               --
J. Terrell Brown                                Common Stock         917,449(5)(6)(7)      3.223%
Richard A. Campbell                             Common Stock         166,703(4)               --
                                                   PRIDES              9,000                  --
Harris J. Chustz, Jr.                           Common Stock         123,027(5)               --
John D. Dienes                                  Common Stock         115,489(6)(7)            --
C. Geron Hargon                                 Common Stock          45,170(6)(7)            --
Roy G. Kadair, M.D.                             Common Stock          25,800(4)               --
Robert D. Kilpatrick                            Common Stock          45,026(4)               --
O. Miles Pollard, Jr.                           Common Stock          72,900(4)               --
Dale E. Redman                                  Common Stock         245,013(6)(7)            --
Robert B. Thomas, Jr.                           Common Stock          58,576(6)(7)            --
William H. Wright, Jr.                          Common Stock         396,790(4)(5)         1.407%
All directors and executive officers as a group Common Stock       2,525,962               8.648%
  (13 persons)                                     PRIDES              9,000                  --
OTHER PERSONS
United Companies Financial Corporation
Employee Stock Ownership Plan and Trust
  515 South Flower Street, Suite 2700           Common Stock       4,003,494(8)           14.224%
  Los Angeles, CA 90071-2291
AIM Management Group, Inc.
AIM Advisors, Inc.
AIM Capital Management, Inc.
  11 Greenway Plaza, Suite 1919
  Houston, TX 77046                             Common Stock       1,680,399(9)              6.0%
Highbridge Capital Corporation
Highbridge Capital Management, Inc.
Dubin & Swieca Capital Management, Inc.
c/o Highbridge Capital Corporation
  The Residence, Unit #2, South Church Street
  Grand Cayman, Cayman Islands
  British West Indies                              PRIDES            306,550(10)           15.68%

---------------

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

                     UNITED COMPANIES FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Financial Statements

     Included in Part II of this report:


    Independent Auditors' Report...........................................  Page      40
    December 31, 1995 and 1994
      Consolidated Balance Sheets..........................................  Page      41
    For the three years ended December 31, 1995
      Consolidated Statements of Income....................................  Page      42
      Consolidated Statements of Cash Flows................................  Page      43
      Consolidated Statements of Stockholders' Equity......................  Page      44
    Notes to Consolidated Financial Statements.............................  Pages  45-65


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


Schedule II    -- Valuation and Qualifying Accounts, for the three years      Page 83
                  ended December 31, 1995.
Schedule V*    -- Supplementary Insurance Information, for the three years    Page 84
                  ended December 31, 1995.
Schedule VI*   -- Reinsurance, for the three years ended December 31,         Page 85
                  1995.


---------------

* Filed in compliance with Article 7 of Regulation S-X.

Exhibits

    EXHIBIT NO.                              DESCRIPTION OF DOCUMENT
-------------------- ------------------------------------------------------------------------
       2(1)          -- Stock Purchase Agreement dated as of January 30, 1996 by and between the Company and UC Life Holding Corporation
       3.1(2)        -- Articles of Incorporation, as amended
       3.1A(3)       -- Amendment to Articles of Incorporation effective April 28, 1994
       3.1B(4)       -- Amendment to Articles of Incorporation effective June 19, 1995
       3.2(5)        -- By-Laws, as amended
       4.1(6)        -- Senior Indenture
       4.2(6)        -- Subordinated Indenture
       4.3(6)        -- First Supplemental Indenture with respect to 9.35% Senior Notes due
                        November 1, 1999
       4.4(6)        -- Form of certificate for shares of Preferred Redeemable Increased
                        Dividend Equity Securities 6 3/4% PRIDES(SM), Convertible Preferred
                        Stock, par value $2.00 per share
       4.5(7)        -- Second Supplemental Indenture for 7% Senior Notes due July 15, 1998

    EXHIBIT NO.                              DESCRIPTION OF DOCUMENT
-------------------- ------------------------------------------------------------------------
       4.6(8)        -- Series A Junior Participating Preferred Stock Purchase Rights
      10.1(2)        -- 1986 Employee Incentive Stock Option Plan
      10.2(2)        -- Employee Stock Ownership Plan and Trust
      10.3(2)        -- Management and compensatory contracts with executive officers and directors
      10.4(2)        -- Deferred compensation agreements
      10.5(9)        -- Management Incentive Plan, as amended
      10.6(2)        -- Employees' Savings Plan and Trust
      10.7(2)        -- Agreement for termination of employee agreement
      10.8(2)        -- Agreement for termination of employment agreement
      10.9(2)        -- Unfunded Salary Deferral Agreement dated April 1, 1989 with executive officer
      10.10(2)       -- Split-Dollar Insurance Agreement dated April 1, 1989 with executive officer
      10.11(2)       -- 1989 Stock Incentive Plan
      10.12(2)       -- 1989 Non-Employee Director Stock Option Plan
      10.13(2)       -- 1992 Form 11-K, Employees' Savings Plan and Trust
      10.14(10)      -- Stock Purchase Warrant dated as of July 1, 1993
      10.15(2)       -- 1993 Form 11-K, Employees' Savings Plan and Trust
      10.16(9)       -- 1993 Stock Incentive Plan
      10.17(9)       -- 1993 Non-Employee Director Plan
      10.19(2)       -- 1994 Form 11-K, Employees' Savings Plan and Trust
      10.20(11)      -- 1995 Form 11-K, Employee Savings Plan
      10.21(5)       -- Indemnification agreements
      10.22(12)      -- Change of Control Agreement
      10.23(12)      -- Supplemental Retirement Agreement
      10.24(12)      -- Split Dollar Agreement
      11.1(12)       -- Statement regarding computation of per share earnings
      21.1(12)       -- List of Subsidiaries of the Company
      23.1(13)       -- Consent of Deloitte & Touche LLP


---------------

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

 (8) Incorporated by reference to the designated Exhibit of the Company's Form 8-A dated August 5, 1994.

 (9) Incorporated by reference from the designated Exhibit of the Company's Registration Statement on Form S-8 filed September 29, 1995.

(10) Incorporated herein by reference to the designated Exhibit of the Company's Registration Statement on Form S-3 (SEC File No. 33-52739).

(11) To be filed as Amendment to the Company's Annual Report on Form 10-K for the year ended December 31, 1995


(12) Incorporated herein by reference to the designated Exhibit on the Company's Annual Report on Form 10-K for the year ended December 31, 1995 filed March 19, 1996.



(13) Filed herewith


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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K/A-2, Amendment to Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 15, 1996

                                    UNITED COMPANIES FINANCIAL CORPORATION

                                    By:       /s/  Sherry E. Anderson
                                       -----------------------------------------
                                                  Sherry E. Anderson
                                          Senior Vice President and Secretary

                                                                     SCHEDULE II

                     UNITED COMPANIES FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1995

               COLUMN A                  COLUMN B           COLUMN C              COLUMN D       COLUMN E(3)
                                                            ADDITIONS           DEDUCTIONS(2)
                                         BALANCE     CHARGED
                                            AT       TO COSTS      CHARGED                       BALANCE AT
                                         BEGINNING     AND        TO OTHER                           END
              DESCRIPTION                OF YEAR     EXPENSES    ACCOUNTS(1)                       OF YEAR
---------------------------------------  --------    --------    -----------    -------------    -----------
                                                     (IN THOUSANDS)
December 31, 1995
  Allowance for loan losses............  $16,508     $16,025        $(873)         $16,769         $14,891
  Allowance for bond losses............      --           --           --               --              --
  Unearned loan charges................   1,109           --           --              458             651
                                         -------     -------        -----          -------         -------
        Total..........................  $17,617     $16,025        $(873)         $17,227         $15,542
                                         =======     =======        =====          =======         =======
December 31, 1994
  Allowance for loan losses............  $21,017     $13,457        $(514)         $17,452         $16,508
  Allowance for bond losses............     500           --           --              500              --
  Unearned loan charges................   1,982           --           --              873           1,109
                                         -------     -------        -----          -------         -------
        Total..........................  $23,499     $13,457        $(514)         $18,825         $17,617
                                         =======     =======        =====          =======         =======
December 31, 1993
  Allowance for loan losses............  $15,842     $17,343        $  36          $12,204         $21,017
  Allowance for bond losses............      --          500           --               --             500
  Unearned loan charges................   3,260           --           --            1,278           1,982
                                         -------     -------        -----          -------         -------
        Total..........................  $19,102     $17,843        $  36          $13,482         $23,499
                                         =======     =======        =====          =======         =======

---------------

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

                                                                      SCHEDULE V

                     UNITED COMPANIES FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                      SUPPLEMENTARY INSURANCE INFORMATION
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1995






             COLUMN A                COLUMN B    COLUMN C    COLUMN D   COLUMN F   COLUMN G   COLUMN H   COLUMN I & J
                                                                                                           DEFERRED
                                                                                                            POLICY
                                                                                                         ACQUISITION
                                                                                                             COST
                                     DEFERRED                                                 BENEFITS,  AMORTIZATION
                                      POLICY      FUTURE                             NET      CLAIMS,     AND OTHER
                                     ACQUISITIO    POLICY    UNEARNED   PREMIUM    INVESTMENT LOSSES,     OPERATING
                                      COSTS     BENEFITS(1)  PREMIUMS   REVENUE(3   INCOME      ETC.     EXPENSES(4)
                                     --------   ----------   --------   --------   --------   --------  ------------
                                                                    (IN THOUSANDS)
Year ended December 31, 1995.......  $90,703    $1,529,012   $ 1,793    $ 8,508    $136,037   $9,930..     $ 31,971
Year ended December 31, 1994.......  $91,915    $1,542,474   $ 4,491    $11,373    $126,108   $12,654..    $ 32,960
Year ended December 31, 1993.......  $83,495    $1,418,310   $10,260    $18,684    $109,728   $18,200..    $ 24,967

---------------

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

                                                                     SCHEDULE VI

                     UNITED COMPANIES FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                                  REINSURANCE
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1995





          COLUMN A                              COLUMN B    COLUMN C     COLUMN D      COLUMN E     COLUMN F
                                                                                                    PERCENTAGE
                                                                                                       OF
                                                                                                     AMOUNT
                                                                                                    ASSUMED
                                                            CEDED TO     ASSUMED                       TO
                                                 DIRECT      OTHER      FROM OTHER       NET          NET
                                                 AMOUNT     COMPANIES   COMPANIES       AMOUNT       AMOUNT
                                                --------    --------    ----------    ----------    --------
                                                                 (IN THOUSANDS)
December 31, 1995
  Life insurance in force.....................  $554,131    $149,080    $  992,979    $1,398,030      71.0%
                                                ========    ========    ==========    ==========
  Premiums
     Life insurance...........................  $  6,016    $  1,625    $    2,588    $    6,979       37.1%
     Accident and health insurance............     1,643         115             1         1,529         --
                                                --------    --------    ----------    ----------
          Total premiums......................  $  7,659    $  1,740    $    2,589    $    8,508       30.4%
                                                ========    ========    ==========    ==========
December 31, 1994
  Life insurance in force.....................  $709,883    $177,585    $1,106,148    $1,638,446      67.5%
                                                ========    ========    ==========    ==========
  Premiums
     Life insurance...........................  $  7,467    $  1,931    $    2,959    $    8,495       34.8%
     Accident and health insurance............     3,070         199             7         2,878         --
                                                --------    --------    ----------    ----------
          Total premiums......................  $ 10,537    $  2,130    $    2,966    $   11,373       26.1%
                                                ========    ========    ==========    ==========
December 31, 1993
  Life insurance in force.....................  $956,788    $215,918    $1,106,721    $1,847,591      59.9%
                                                ========    ========    ==========    ==========
  Premiums
     Life insurance...........................  $ 12,657    $  3,196    $    3,020    $   12,481       24.2%
     Accident and health insurance............     6,637         453            19         6,203         --
                                                --------    --------    ----------    ----------
          Total premiums......................  $ 19,294    $  3,649    $    3,039    $   18,684       16.3%
                                                ========    ========    ==========    ==========

                               INDEX TO EXHIBITS

    EXHIBIT NO.                              DESCRIPTION OF DOCUMENT
-------------------- ------------------------------------------------------------------------
       2(1)          -- Stock Purchase Agreement dated as of January 30, 1996 by and between the Company and UC Life Holding Corporation
       3.1(2)        -- Articles of Incorporation, as amended
       3.1A(3)       -- Amendment to Articles of Incorporation effective April 28, 1994
       3.1B(4)       -- Amendment to Articles of Incorporation effective June 19, 1995
       3.2(5)        -- By-Laws, as amended
       4.1(6)        -- Senior Indenture
       4.2(6)        -- Subordinated Indenture
       4.3(6)        -- First Supplemental Indenture with respect to 9.35% Senior Notes due
                        November 1, 1999
       4.4(6)        -- Form of certificate for shares of Preferred Redeemable Increased
                        Dividend Equity Securities 6 3/4% PRIDES(SM), Convertible Preferred
                        Stock, par value $2.00 per share
       4.5(7)        -- Second Supplemental Indenture for 7% Senior Notes due July 15, 1998
       4.6(8)        -- Series A Junior Participating Preferred Stock Purchase Rights
      10.1(2)        -- 1986 Employee Incentive Stock Option Plan
      10.2(2)        -- Employee Stock Ownership Plan and Trust
      10.3(2)        -- Management and compensatory contracts with executive officers and directors
      10.4(2)        -- Deferred compensation agreements
      10.5(9)        -- Management Incentive Plan, as amended
      10.6(2)        -- Employees' Savings Plan and Trust
      10.7(2)        -- Agreement for termination of employee agreement
      10.8(2)        -- Agreement for termination of employment agreement
      10.9(2)        -- Unfunded Salary Deferral Agreement dated April 1, 1989 with executive officer
      10.10(2)       -- Split-Dollar Insurance Agreement dated April 1, 1989 with executive officer
      10.11(2)       -- 1989 Stock Incentive Plan
      10.12(2)       -- 1989 Non-Employee Director Stock Option Plan
      10.13(2)       -- 1992 Form 11-K, Employees' Savings Plan and Trust
      10.14(10)      -- Stock Purchase Warrant dated as of July 1, 1993
      10.15(2)       -- 1993 Form 11-K, Employees' Savings Plan and Trust
      10.16(9)       -- 1993 Stock Incentive Plan
      10.17(9)       -- 1993 Non-Employee Director Plan
      10.19(2)       -- 1994 Form 11-K, Employees' Savings Plan and Trust
      10.20(11)      -- 1995 Form 11-K, Employee Savings Plan
      10.21(5)       -- Indemnification agreements
      10.22(12)      -- Change of Control Agreement
      10.23(12)      -- Supplemental Retirement Agreement
      10.24(12)      -- Split Dollar Agreement
      11.1(12)       -- Statement regarding computation of per share earnings
      21.1(12)       -- List of Subsidiaries of the Company
      23.1(13)       -- Consent of Deloitte & Touche LLP

---------------

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

 (7) Incorporated herein by reference to the designated Exhibit to the Company's Current Report on Form 8-K filed July 26, 1995.

 (8) Incorporated by reference to the designated Exhibit of the Company's Form 8-A dated August 5, 1994.

 (9) Incorporated by reference from the designated Exhibit of the Company's Registration Statement on Form S-8 filed September 29, 1995.

(10) Incorporated herein by reference to the designated Exhibit of the Company's Registration Statement on Form S-3 (SEC File No. 33-52739).

(11) To be filed as Amendment to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.


(12) Incorporated herein by reference to the designated Exhibit on the Company's Annual Report on Form 10-K for the year ended December 31, 1995 filed March 19, 1996.



(13) Filed herewith.