Form 10-K/A
period 1995-12-31
UNITED COMPANIES FINANCIAL CORP
filed 1996-08-14
CIK 217416

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            ------------------------
                                 FORM 10-K/A-3
                                  AMENDMENT TO

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

        6-3/4% PRIDES(SM), Convertible Preferred Stock, Par Value $2.00
                                (Title of Class)
                            ------------------------

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

     The number of shares of $2.00 par value stock issued and outstanding as of March 11, 1996 was 28,146,480 excluding 1,159,682 treasury shares.
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

GENERAL


     United Companies Financial Corporation (the "Company" or "UCFC"), founded in 1946, is a financial services holding company historically engaged in mortgage and insurance operations. In July, 1996, the Company sold all of the outstanding capital stock of its life insurance subsidiary, United Companies Life Insurance Company ("UCLIC") pursuant to an agreement which had been signed on February 2, 1996, which agreement had been subject to the approval of the Company's shareholders and regulatory authorities and the satisfaction of certain other conditions. In June, 1996, the Company's shareholders approved the sale, and in July 1996, regulatory approval was obtained and the remaining conditions to closing the transaction were satisfied. For additional information regarding the sale and the business of UCLIC see Management's Discussion and Analysis of Financial Condition and Results of Operations -- Discontinued operations -- UCLIC and Note 11 to the Notes to Consolidated Financial Statements.



     The Company's mortgage operations are focused on the origination, purchase, sale and servicing of first mortgage, non-conventional, home equity loans which are typically not loans for the purchase of homes. These loans, which are fixed and variable rate mortgage loans, are made primarily to individuals who may not otherwise qualify for conventional loans which are readily marketable to government-sponsored mortgage agencies or conduits and available through most commercial banks and many other lending institutions. Home equity loan production in 1995, 1994, and 1993 was $1.5 billion, $909 million and $540 million, respectively. The Company sells substantially all of its home equity loan production through loan securitizations pursuant to which mortgage-backed securities are issued and publicly sold under a Company sponsored shelf registration statement. The operating income before income taxes of the Company's mortgage operations increased from $46.3 million in 1993 to $81.2 million in 1994 and to $107.7 million in 1995.


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
                                  ==========               ==========               ==========


     As of December 31, 1995, approximately 96.5% in aggregate principal amount of the home equity loans owned and/or serviced by the Company were secured by a first mortgage with the remaining 3.5% in aggregate principal amount secured by second or multi-property mortgages. During 1995, approximately $1,486 million first mortgage home equity loans were originated and $56 million in second and multi-property mortgage loans. On most home equity loans for home improvements, the loan proceeds are disbursed to an escrow agent which, according to guidelines established by the Company, releases such proceeds upon completion of the improvements or in draws as the work on the improvements progresses. The weighted average interest rate on home equity loans produced during 1995 was 11.6%, compared to 11.7% during 1994. Costs incurred by the borrower for loan origination, including origination points and appraisal, legal and title fees, are often included in the amount financed. Over the past five years, contractual maturities have generally ranged from seven to twenty years, and the weighted average effective life using the historical constant prepayment rate for the Company's home equity loans has been approximately three and one-half years. Prior to July, 1991, the Company actively originated commercial real estate loans for sale to United Companies Life Insurance Company ("UCLIC") with servicing rights retained by the lending operations of the Company. From July 1991 to early 1995, the Company limited commercial real estate originations due to a change in UCLIC's investment demand and lack of a secondary market for this product. However, in 1995, originations of commercial real estate loans on behalf of UCLIC resumed with $21.3 million of such loans being originated. The servicing of the commercial loans owned by UCLIC and pass-through certificates owned by third parties and UCLIC, which are backed by commercial real estate loans originated by UCLC, were transferred from UCLC to UCLIC under the terms of the sale of UCLIC. At December 31, 1995, the principal balance of such loans and pass-through certificates was approximately $251 million.


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


     The Company derives a significant portion of its income by realizing gains upon the sale of loans due to the excess servicing income of such loans. Excess servicing income represents the excess of the interest rate payable by a borrower on a loan over the interest rate passed through to the investor acquiring an interest in such loan, less the Company's normal servicing fee and other applicable recurring fees. When loans are sold, the Company recognizes as current income the present value of the excess servicing income expected to be realized over the anticipated average life of the loans sold less future estimated credit losses relating to the loans sold. At December 31, 1995, the Company's balance sheet reflected capitalized excess servicing income of approximately $281 million. The Company's allowance for loan losses includes an allowance of approximately $49.3 million for loans serviced. The capitalized excess servicing income is computed using prepayment, default and interest rate assumptions that the Company believes market participants would use for similar instruments at the time of sale. The weighted average discount rate used to determine the present value of the balance of capitalized excess servicing income on home equity loans reflected on the Company's balance sheet at December 31, 1995, was approximately 10%. The Company is not aware of an active market for this kind of receivable. No assurance can be given that this receivable could in fact be sold at its stated value on the balance sheet.

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


     Under the terms of the sale of UCLIC, servicing of commercial real estate loans owned by UCLIC and passthrough certificates owned by third parties and UCLIC which are backed by commercial real estate loans originated by UCLC were transferred from UCLC to UCLIC at the closing of the sale in July, 1996.

     The contractual balance of loans owned and/or serviced by UCLC, substantially all of which it originated, were as follows for the dates indicated:


                                                                   DECEMBER 31,
                                                     ----------------------------------------
                                                        1995           1994           1993
                                                     ----------     ----------     ----------
                                                                  (IN THOUSANDS)
    Owned and serviced:
      Home equity..................................  $2,701,481     $1,683,698     $1,125,139
      Commercial...................................     251,241        274,413        345,365
      Conventional.................................      58,554         74,294         98,277
      Manufactured housing.........................         888             --             --
                                                     ----------     ----------     ----------
              Total................................  $3,012,164     $2,032,405     $1,568,781
                                                     ==========     ==========     ==========
              Total serviced for third party
                investors..........................  $2,941,607     $1,988,247     $1,512,567
                                                     ==========     ==========     ==========
    Owned by the Company:
      Home equity..................................  $   68,852     $   43,513     $   54,106
      Commercial...................................         479            481          2,020
      Conventional.................................         338            163             88
      Manufactured housing.........................         888             --             --
                                                     ----------     ----------     ----------
              Total................................  $   70,557     $   44,157     $   56,214
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

- ---------------

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

- ---------------

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

DISCONTINUED OPERATIONS


     For a discussion of Discontinued Operations see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations "Discontinued Operations" and Note 11 in the Notes to Consolidated Financial Statements.


GOVERNMENT REGULATION AND LEGISLATION


     The Company's mortgage operations are subject to extensive regulation, supervision and licensing by federal and state authorities. Regulated matters include, without limitation, maximum interest rates and fees which may be charged by the Company, disclosure in connection with loan originations, credit reporting requirements, servicing requirements, federal and state taxation, and multiple qualification and licensing requirements for doing business in various jurisdictions. The Company believes that it maintains all requisite licenses, permits and approvals and is in compliance in all material respects with applicable federal and state regulations.


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


COMPETITION



     As a marketer of credit products, the Company faces intense competition. Traditional competitors in the financial services business include other mortgage banking companies, commercial banks, credit unions, thrift institutions, credit card issuers and finance companies. Many of these competitors in the financial services business are substantially larger and have more capital and other resources than the Company. Competition can take many forms including convenience in obtaining a loan, customer service, marketing and distribution channels and interest rates. In addition, the current level of gains realized by the Company and its existing competitors on the sale of its and their non-conventional loans could attract additional competitors into this market with the possible effect of lowering gains on future loan sales as the result of increased loan origination competition.


ITEM 2. PROPERTIES


     The Company's executive offices are located in its home office building in Baton Rouge, Louisiana. The Company occupies all of its home office building which has approximately 94,000 square feet. The executive offices of the Company's mortgage lending subsidiaries are located at the Company's home office building and adjacent investment property. At December 31, 1995, the retail division of the Company's mortgage lending operations were conducted in 39 states from 5 locations owned by the Company in 5 cities and from 145 additional leased offices in 142 cities. The offices owned or leased range in size from approximately 600 square feet to 3,200 square feet; leases expire from 1996 to 2001, excluding renewal options. During 1995, aggregate annual rental expense for leased office space was approximately $5.0 million. Management believes that the properties are adequately maintained and insured, and satisfactorily meet the requirements of the business conducted therein.


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

- ---------------

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

                 APPROXIMATE NUMBER OF EQUITY SECURITY HOLDERS

                                  APPROXIMATE NUMBER OF SHAREHOLDERS
        TITLE OF CLASS                   AS OF MARCH 12, 1996
- ------------------------------    ----------------------------------
Common Stock, $2.00 par value                    3,084

ITEM 6. SELECTED FINANCIAL DATA

     The selected financial data set forth below are derived from the Company's audited Consolidated Financial Statements.


                                                  YEAR ENDED DECEMBER 31, (1)(2)
                                   -------------------------------------------------------------
                                     1995         1994         1993         1992         1991
                                   ---------    ---------    ---------    ---------    ---------
                                         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Income Statement Data:
  Total revenues.................  $ 260,289    $ 182,538    $ 123,876    $  84,814    $  86,585
  Total expenses.................    157,624      107,544       83,450       68,014       79,165
                                   ---------    ---------    ---------    ---------    ---------
  Income from continuing
     operations before income
     taxes.......................    102,665       74,994       40,426       16,800        7,420
  Provision for income taxes.....     37,740       26,298       13,751        6,164        2,965
                                   ---------    ---------    ---------    ---------    ---------
  Income from continuing
     operations..................     64,925       48,696       26,675       10,636        4,455
  Income (loss) from discontinued
     operations..................      4,543          838      (15,100)        (390)       7,021
                                   ---------    ---------    ---------    ---------    ---------
          Net income.............  $  69,468    $  49,534    $  11,575    $  10,246    $  11,476
                                   =========    =========    =========    =========    =========
Per Share Data (3):
  Primary:
     Income from continuing
       operations................  $    2.13    $    1.71    $    1.19    $     .54    $     .23
     Income (loss) from
       discontinued operations...        .15          .03         (.68)        (.02)         .35
                                   ---------    ---------    ---------    ---------    ---------
          Net income.............  $    2.28    $    1.74    $     .51    $     .52    $     .58
                                   =========    =========    =========    =========    =========
  Fully Diluted:
     Income from continuing
       operations................  $    2.10    $    1.71    $    1.13    $     .54    $     .23
     Income (loss) from
       discontinued operations...        .15          .03         (.64)        (.02)         .35
                                   ---------    ---------    ---------    ---------    ---------
          Net income.............  $    2.25    $    1.74    $     .49    $     .52    $     .58
                                   =========    =========    =========    =========    =========
  Weighted average shares
     outstanding
     Primary.....................     30,501       28,490       22,208       19,834       19,766
     Fully diluted...............     30,903       28,490       23,706       19,834       19,766
  Cash dividends.................  $     .20    $   .1818    $   .1546    $   .1364    $   .1278
  Stockholders' equity --
     year end....................  $   12.52    $    7.38    $    5.73    $    4.85    $    4.47

                                                      YEAR ENDED DECEMBER 31
                                   -------------------------------------------------------------
                                     1995         1994         1993         1992         1991
                                   ---------    ---------    ---------    ---------    ---------
                                                      (DOLLARS IN THOUSANDS)
Balance Sheet Data -- Year End:
  Temporary
     investments -- reserve
     accounts.................... $  155,254    $  81,980    $  27,672    $   7,627    $      --
  Loans..........................     74,877       51,598       66,417       70,067       87,510
  Capitalized excess servicing
     income......................    280,985      174,031      105,907       60,678       41,070
  Total assets...................    760,184      514,197      389,499      323,001      311,964
  Notes payable..................    265,756      223,668      165,500      191,100      182,000
  Total liabilities..............    407,710      312,112      236,132      226,744      223,529
  Stockholders' equity...........    352,474      202,085      153,368       96,258       88,434
Other Data:
  Total loan production.......... $1,563,537    $ 913,319    $ 545,229    $ 321,198    $ 328,184
  Home equity loan production....  1,541,537      908,821      539,868      301,234      253,613
  Average home equity loan
     size........................         49           41           39           28           24
  Home equity loans
     serviced -- year end........  2,701,481    1,683,698    1,125,139      819,448      703,922
  Total loans serviced --
     year end....................  3,012,164    2,032,405    1,568,781    1,367,822    1,344,388
  Average coupon on home equity
     loans produced..............      11.6%        11.7%        11.8%        13.4%          N/A
  Loan origination fees as % of
     home equity loans...........       4.4%         5.9%         7.0%         7.9%         8.2%
  Weighted average interest
     spread retained on home
     equity loans sold...........      4.98%        4.49%        6.06%        4.56%        4.42%


- ---------------


(1) On July 24, 1996, the Company sold 100% of the capital stock of its wholly-owned life insurance subsidiary, United Companies Life Insurance Company ("UCLIC") and on February 29, 1996, the Company sold 100% of the capital stock of its wholly-owned title insurance subsidiary, United General Title Insurance Company ("UGTIC"). Previously, on May 7, 1993, the Company announced its decision to dispose of the net assets and operations of Foster Mortgage Corporation ("FMC"), a wholly-owned subsidiary of the Company. The operations of UCLIC, UGTIC and FMC have been reclassified as discontinued operations and the prior years' financial statements of the Company included herewith have been restated accordingly.



(2) During the third quarter of 1995, the Company implemented, on a prospective basis, the provisions of FASB Statement of Financial Accounting Standards No. 122 ("SFAS 122") which revised the method of accounting for mortgage servicing rights on loans originated by the Company. SFAS requires that a mortgage banking enterprise recognize as separate assets rights to service mortgage loans for others that have been acquired through either the purchase or origination of such loans. Prior to the adoption of SFAS 122, the Company recognized late charges and other ancillary income when collected and charged costs to service mortgage loans when incurred. Net income for 1995 was increased by $3.9 million or $.13 per share on a fully diluted basis as the result of the Company's implementation of SFAS 122. The amount capitalized is included in "Other assets".



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


DISCONTINUED OPERATIONS



  United Companies Life Insurance Company



     On February 2, 1996, the Company signed an agreement to sell all of the outstanding capital stock of its wholly-owned life insurance subsidiary, United Companies Life Insurance Company ("UCLIC"), subject to approval by the Company's shareholders, regulatory authorities and the satisfaction of certain other conditions. In June, 1996, the Company's shareholders approved the sale, and in July, 1996, regulatory approval was obtained and the remaining conditions to closing the transaction were satisfied. The sale was concluded on July 24, 1996. The sales price of $167.6 was comprised of approximately $110 million in cash (including a $10 million cash dividend paid by UCLIC immediately prior to the closing) and UCLIC real estate and other assets which were distributed to the Company prior to the closing. The real estate distributed includes portions of the United Plaza office park, including the Company's home office. In addition, the company purchased a convertible promissory note from PennCorp Financial Group, Inc. ("PennCorp"), the parent of the purchaser, for $15 million in cash and converted the note into 483,839 shares of the common stock of PennCorp. The Company recorded a net loss of $6.8 million on the transaction. As a result of the sale, the assets (including $67 million of assets transferred to the Company by UCLIC immediately prior to closing) and the operations of UCLIC have been classified as discontinued operations.



     UCLIC, domiciled in Louisiana and organized in 1955, is currently authorized to conduct business in 47 states, the District of Columbia and Puerto Rico. The primary products of UCLIC are deferred annuities marketed on a commission basis principally through financial institutions and independent general agents and are generally sold to middle income customers seeking tax deferred insurance products, primarily to provide savings for retirement. During the fourth quarter of 1995, UCLIC added variable annuities to its product line.



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



     During 1995, 1994 and 1993 revenues of UCLIC were $144.5 million, $138.1 million and $140.2 million, respectively, and net income (loss) of UCLIC was $8.0 million, $5.9 million and $(8.3) million, respectively. The loss incurred in 1993 was primarily the result of a $9.9 million loss on its investment in Foster Mortgage Corporation discussed below.


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

     UGTIC was formed in 1983 in part to compliment the Company's mortgage operations; however, underwriting of affiliated transactions represented only approximately 3% of UGTIC's business in 1994 and 1995. At December 31, 1995 UGTIC was licensed in 29 states, was represented by approximately 948 independent general agents and had no direct operations. Key markets for UGTIC are Colorado, Louisiana, Florida and California. During 1995, 1994 and 1993, title insurance premiums were $37.0 million, $44.7 mil-lion and $24.4 million, respectively. During 1995 and 1994, UGTIC experienced a net loss of $2.0 million and $5.0 million, respectively, compared to net income of $.8 million in 1993. Operations in 1994 suffered severely as the result of claims related to agency defalcations. In addition to the incurred losses, the profitability of UGTIC in 1994 was negatively impacted by a $3.8 million increase in its reserve for policy losses.

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

1995, 1994 AND 1993 RESULTS OF OPERATION


     Net income for 1995 was $69.5 million ($2.25 per share based on 30.9 million weighted average shares outstanding) compared to $49.5 million for 1994 ($1.74 per share based on 28.5 million weighted average shares outstanding) and $11.6 million for 1993 ($.49 per share based on 23.7 million weighted average shares outstanding). The increase in net income in 1995 resulted primarily from an increase in the amount of loans sold and the gain and fees recognized in connection therewith. As previously discussed in "Discontinued operations", net income for 1995, 1994 and 1993 was reduced by losses of $3.5 million, $5.0 million and $16.7 million recognized in connection with the Company's decisions to divest United General Title Insurance Company and Foster Mortgage Corporation and increased by income of United Companies Life Insurance Company which totaled $8.0 million, $5.9 million and $1.6 million (excluding the loss in 1993 incurred on its investment in FMC.)

     Revenues. The following table sets forth information regarding the components of the Company's revenues for the years ended December 31, 1995, 1994 and 1993.



                                                              YEAR ENDED DECEMBER 31,
                                                         ----------------------------------
                                                           1995         1994         1993
                                                         --------     --------     --------
                                                                   (IN THOUSANDS)
    Loan sale gains..................................... $142,156     $ 86,735     $ 59,441
    Finance income, fees earned and other loan income...  105,398       89,172       60,280
    Investment income...................................    7,403        2,963        1,408
    Other...............................................    5,332        3,668        2,747
                                                         --------     --------     --------
              Total..................................... $260,289     $182,538     $123,876
                                                         ========     ========     ========



     Loan sale gains were $142.2 million, $86.7 million and $59.4 million in 1995, 1994 and 1993, respectively. Loan sale gains approximate the present value for the estimated lives of the loans of the excess of the contractual rates on the loans sold over the sum of the pass-through rate paid to the buyer, a normal servicing fee, a trustee fee, a surety bond fee, if any, in mortgage-backed securitization transactions and an estimate of future credit losses. The increase in the amount of loan sale gains was due primarily to a $494 million and a $515 million increase in the amount of loans sold during 1995 and 1994, respectively. Excess servicing income retained by the Company (i.e., the stated interest rate on the loan less the pass-through rate and the normal servicing fee and other applicable recurring fees) decreased in 1994 compared to 1993 but increased in 1995 compared to 1994. Interest spread retained by the Company on loans sold includes the normal servicing fee. During 1994, guidelines were established which defined an industry accepted "normal servicing fee" as 50 basis points for servicing "B" and "C" quality home equity loans, such as those originated by the Company. As the result of this industry data, the Company, effective July 1, 1994, implemented a servicing fee rate in its loan securitization transactions of 50 basis points. This resulted in an increase in the amount of loan sale gain recognized on the home equity loans sold compared to previous securitization transactions which included a servicing fee rate of 75 basis points. In addition, as further discussed in Note 1.8, during the third quarter of 1995, the Company implemented a new accounting pronouncement related to mortgage servicing rights on loans originated by the Company. The implementation of the pronouncement increased loan sale gains by approximately $6.0 million during 1995. Loan sale gains during 1995 were reduced by the use of higher prepayment assumptions, primarily related to adjustable rate mortgage loans, in calculating the gain on sale of loans compared to prior years. The impact of the change in assumptions reduced loan sale gains by approximately $12.4 million. In addition, loan sale gains during 1995 were reduced by approximately $5.5 million as the result of the utilization of interest hedge mechanisms to protect the Company against an increase in market interest rates on the pass-through certificates sold in the second quarter of 1995 securitization transaction. The reduction in income resulted from a decline in interest rates prior to the pricing of this securitization transaction.


     The following table presents information regarding home equity loan sale transactions for the periods indicated.


                                                              YEAR ENDED DECEMBER 31,
                                                        ------------------------------------
                                                           1995          1994         1993
                                                        ----------     --------     --------
                                                               (DOLLARS IN THOUSANDS)
    Home equity loans sold............................. $1,471,868     $977,653     $462,873
    Average coupon on home equity loans sold...........     11.67%       11.80%       12.00%
    Weighted interest spread retained on home equity
      loans sold.......................................      4.98%        4.49%        6.06%
    Home equity loan sale gains........................ $  142,156     $ 86,735     $ 59,441


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


     Finance income, fees earned and other loan income is comprised of the following items:



                                                               YEAR ENDED DECEMBER 31,
                                                           --------------------------------
                                                             1995        1994        1993
                                                           --------    --------    --------
    Servicing fees earned................................  $ 89,410    $ 62,807    $ 39,885
    Loan origination fees................................    68,442      56,576      35,987
    Mortgage loan interest...............................     6,475         685         493
    Other loan income....................................    11,339       7,347       4,724
    Amortization.........................................   (70,268)    (38,243)    (20,809)
                                                           --------    --------    --------
              Total......................................  $105,398    $ 89,172    $ 60,280
                                                           ========    ========    ========



     The average portfolio of loans serviced for third party investors was $2.5 billion, $1.8 billion and $1.4 billion for 1995, 1994 and 1993, respectively. As discussed above, the industry accepted "normal servicing fee" was defined during the second quarter of 1994 as 50 basis points. Effective July 1, 1994, the Company reduced its estimate of normal servicing fee and began using 50 basis points in computing loan sale gains. The reduction in the normal servicing fee for home equity loans from 75 to 50 basis points has the impact of increasing current revenues (loan sale gains) while reducing future revenues (servicing fees earned).



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



     The Company estimates that nonaccrual loans reduced mortgage loan interest for 1995, 1994 and 1993 by approximately $13.3 million, $10.3 million and $9.5 million; respectively. During 1995 the average amount of nonaccrual loans owned by the Company was $21.6 million compared to $25.5 million for 1994 and $31.7 million for 1993. In addition, the average balance of loans serviced for third parties which were on a nonaccrual basis on in foreclosure was $83.1 million during 1995, compared to $55.6 million and $43.4 million during 1994 and 1993, respectively, representing 3.9%, 4.1% and 4.5%, respectively, of the average amount of loans serviced for third parties. The Company is generally obligated to advance interest on delinquent loans to the investor or holder of the mortgage-backed security, as the case may be, at the pass-through rate until satisfaction of the note, liquidation of the collateral or charge off of the delinquent loan.



     Other loan income primarily includes insurance commissions and ancillary loan income.



     Amortization of capitalized excess servicing income in 1995 was negatively affected by a $6.3 million increase in the amortization of capitalized excess servicing income as the result of an adjustment in the estimated prepayment assumptions of certain mortgage loans serviced by the Company, primarily adjustable rate mortgage loans.



     Investment income totaled $7.4 million for 1995 compared to investment income of $3.0 million and $1.4 million during 1994 and 1993, respectively. Investment income is primarily related to interest earned on temporary investments reserve accounts.

     Other income relates to income earned by the Company's telecommunications business and property management with respect to its office park and overhead reimbursement from discontinued operations prior to their disposition.


     Expenses. The following table presents the components of the Company's expenses for the periods indicated.


                                                               YEAR ENDED DECEMBER 31,
                                                          ---------------------------------
                                                            1995         1994        1993
                                                          --------     --------     -------
                                                                   (IN THOUSANDS)
    Personnel............................................ $ 70,762     $ 52,421     $36,906
    Interest.............................................   25,559       13,362       9,881
    Loan loss provision..................................   11,973        8,398      12,349
    Other operating......................................   49,330       33,363      24,314
                                                          --------     --------     -------
              Total...................................... $157,624     $107,544     $83,450
                                                          ========     ========     =======



     Personnel expenses were $70.8 million, $52.4 million and $36.9 million in 1995, 1994 and 1993, respectively. The increase in personnel costs are primarily associated with the expansion of the Company's mortgage operations, including start-up costs for the manufactured housing lending program, loan production related incentives and an increase in the cost of the Company's employee benefit and incentive plans.



     The Company's loan loss provision on owned loans and loans serviced for third party investors was $29.3 million, $22.3 million and $18.3 million in 1995, 1994 and 1993, respectively. The Company's loan sale agreements generally provide for the subordination of cash and excess interest spread relating to the loans sold. Such subordination relates to credit losses which may occur after the sale of the loans and continues until the earlier of the payment in full of the loans or the termination of the agreement pursuant to which the loans were sold. On certain loan sale transactions prior to 1991, the loan sale agreements provided limited recourse against the Company for credit losses. Regardless of the structure of the loan sale transaction, the Company estimates the amount of future losses under the loan sale agreements and provides a reserve for such loss by reducing the amount of loan sale gain recognized. For estimated losses on the Company's owned portfolio, the Company establishes an allowance for loan losses through a charge to earnings.



     Interest expense for 1995 increased approximately $12.2 million compared to 1994 primarily as the result of an increase in the weighted average interest rate charged on debt and an increase in the average amount of debt outstanding. The $3.5 million increase in interest expense from 1993 to 1994 was likewise attributed to an increase in the weighted average interest rate charged on debt.



     Other operating expenses increased approximately $16.0 million and $9.0 million during 1995 and 1994, respectively, primarily as the result of costs associated with the expansion of the Company's mortgage operations. During 1995, 1994 and 1993, advertising expense totaled $9.0 million, $3.1 million and $.8 million and occupancy and equipment expenses were $10.9 million, $8.0 million and $6.8 million, respectively. Other operating expenses in 1993 included a $2.3 million accrual for the estimated cost of a legal settlement.



ASSET QUALITY AND RESERVES



     The quality of the Company's loan portfolio and of the loan portfolio serviced for third parties significantly affects the profitability of the Company. The values of and markets for these assets are dependent on a number of factors, including general economic conditions, interest rates and governmental regulations. Adverse changes in such factors, which become more pronounced in periods of economic decline, may affect the quality of these assets and the Company's resulting ability to sell these assets for acceptable prices. General economic deterioration can result in increased delinquencies on existing loans and reductions in collateral values.



     Substantially all of the loans owned by the Company were produced through the Company's branch (i.e., retail) network or wholesale loan programs. In connection with its origination of home equity loans, the Company relies on specified underwriting and credit review procedures, a mortgage on the borrower's residence and, in some cases, other security, and, in its retail origination program, contact with borrowers through its branch office system to manage credit risk on its loans. In addition to servicing the loans owned by the Company, the mortgage division serviced approximately $2.9 billion in loans for third parties at December 31, 1995, $2.6 billion of which are home equity loans. Substantially all of the home equity loans serviced for third parties were publicly sold as mortgage backed securities ("pass-through certificates"). The purchasers of the pass-through certificates receive a credit enhanced security which is achieved in part through a guaranty provided by a third party insurer and by subordinating the excess interest spread retained by the Company to the payment of scheduled principal and interest on the certificates. The Company has, from time to time, used the Financial Guaranty Insurance Company ("FGIC") and MBIA Insurance Corporation ("MBIA") as third party insurers. The subordination of the excess interest spread retained by the Company relates to credit losses which may occur after the sale of the loans and continues until the earlier of the payment in full of the loans or termination of the agreement pursuant to which the loans were sold. If cumulative payment defaults exceed the amount subordinated, the third party insurer is obligated to pay any further losses experienced by the owners of the pass-through certificates.



     The Company is also obligated to cure, repurchase or replace loans which may be determined after the sale to violate representations and warranties relating to them and which are made by the Company at the time of the sale. The Company regularly evaluates the quality of the loan portfolio and estimates its risk of loss based upon historical loss experience, prevailing economic conditions, estimated collateral value and such other factors which, in management's judgment, are relevant in estimating the credit risk in owned and/or serviced loans. Estimated losses on the owned portfolio are provided for by an increase in the allowance for loan losses through a charge to current operating income. At December 31, 1995, the Company's allowance for loan losses for loans owned was $2.1 million. For loans sold, the Company reduces the amount of gain recognized on the sale by the estimated amount of credit losses, and also records such amount on its balance sheet in the allowance for loan losses which, at December 31, 1995, included an allowance of $49.3 million for estimated future losses on loans serviced. The maximum recourse associated with sales of home equity loans according to terms of the loan sale agreements totaled approximately $475 million, of which amount approximately $466 million relates to the subordinated cash and excess interest spread. Should credit losses on loans sold materially exceed the Company's estimates for such losses, such consequence will have a material adverse impact on the Company's financial statements.

     At December 31, 1995, the contractual balance of loans serviced was approximately $3.0 billion comprised of approximately $70 million serviced for the Company and approximately $2.9 billion serviced for investors. The portfolio is geographically diversified. Although the Company services loans in 48 states, at December 31, 1995 a substantial portion of the loans serviced were originated in Florida (10.5%), Ohio (10.0%) and Louisiana (8.8%), respectively, and no other state accounted for more than 7.5% of the serviced portfolio. Included in the serviced portfolio are commercial loans originated by the Company, a substantial portion of which were originated in Florida (25.9%), Georgia (19.4%) and Colorado (10.9%) and no other state accounted for more than 8.0% of the commercial loans serviced. The risk inherent in such concentrations is dependent not only upon regional and general economic stability which affects property values, but also the financial well-being and creditworthiness of the borrower. The following table provides a summary of loans owned and/or serviced which are past due 30 days or more, foreclosed properties and loans charged off as of the dates indicated.



                                                                              FORECLOSED PROPERTIES
                                                                             -----------------------
                               CONTRACTUAL    DELINQUENCIES      % OF         OWNED     SERVICED FOR    NET LOANS     % OF
                                 BALANCE      CONTRACTUAL     CONTRACTUAL    BY THE     THIRD PARTY      CHARGED     AVERAGE
          YEAR ENDED            OF LOANS        BALANCE         BALANCE      COMPANY     INVESTORS         OFF        LOANS
- ------------------------------ -----------    ------------    -----------    -------    ------------    ---------    -------
                                                                  (DOLLARS IN THOUSANDS)
December 31, 1995
  Home equity................. $2,701,481       $220,145         8.15%       $8,469       $ 21,604       $12,221      0.56%
  Commercial..................    251,241          4,518         1.80%        2,982         18,890            --         --
  Conventional................     58,554          2,734         4.67%           --             --            51         --
  Manufactured housing........        888             --            --           --             --            --         --
                               ----------       --------                     -------       -------       -------
        Total................. $3,012,164       $227,397         7.55%       $11,451      $ 40,494       $12,272
                               ==========       ========                     =======       =======       =======
December 31, 1994
  Home equity................. $1,683,698       $129,203         7.67%       $8,791       $ 11,837       $11,694      0.84%
  Commercial..................    274,413          5,377         1.96%        2,943         27,972            --         --
  Conventional................     74,294          2,672         3.60%           --             35            92         --
                               ----------       --------                     -------       -------       -------
        Total................. $2,032,405       $137,252         6.75%       $11,734      $ 39,844       $11,786
                               ==========       ========                     =======       =======       =======
December 31, 1993
  Home equity................. $1,125,139       $ 92,974         8.26%       $17,014      $  8,355       $ 8,548      0.88%
  Commercial..................    345,365         19,292         5.59%        1,952         28,194           144      0.95%
  Conventional................     98,277          3,747         3.81%           --            148            (3)     0.09%
                               ----------       --------                     -------       -------       -------
        Total................. $1,568,781       $116,013         7.40%       $18,966      $ 36,697       $ 8,689
                               ==========       ========                     =======       =======       =======



     In connection with the sale of UCLIC discussed above in "Discontinued Operations", the servicing of substantially all of the commercial real estate mortgage loans and commercial pass through certificates was transferred to UCLIC. Prior to this transfer of servicing the Company serviced these loans and pass through certificates without recourse.


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

     A summary analysis of the changes in the Company's allowance for loan losses is shown in Note 3.3 of the Notes to the Consolidated Financial Statements.



LIQUIDITY AND CAPITAL RESOURCES



     The Company's principal cash requirements consist of funding loan production in its mortgage operations. The Company's mortgage operations require continued access to short and long-term sources of debt financing and the sale of loans and asset-backed securities.


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


     At December 31, 1995, the Company had secured warehouse facilities available from (i) a syndicate of commercial banks (the "Commercial Bank Warehouse") and (ii) the investment bank that acted as lead underwriter for the Company's fourth quarter securitization (the "Investment Bank Warehouse"). The Commercial Bank Warehouse initially permitted certain of the Company's mortgage lending subsidiaries to borrow up to $150 million on a revolving basis secured by home equity loans eligible thereunder. The facility was increased to $350 million in June, 1996. Loans under this facility are subject to the satisfaction of certain borrowing conditions, including a minimum borrowing base and will bear interest at a floating rate. Borrowings under this facility are required to be repaid from the proceeds of the sale or other disposition of the home equity loan collateral. The lenders' commitment under this facility is scheduled to terminate in 1998. At December 31, 1995, $19.3 million was outstanding under the Commercial Bank Warehouse.


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


     In addition to the facilities discussed above, UCLIC has historically purchased loans from UCLC as a temporary investment pending the securitization and sale of the loans and as a long term investment of funds received from the sale of its annuity products. In connection with the sale of UCLIC, the Company entered into an agreement with UCLIC which will provide a facility for the purchase of up to $300 million in first mortgage home equity loans. The agreement provides that the Company shall have the right for a limited time to repurchase certain loans which are eligible for securitization. The agreement also has a sublimit of up to $150 million for loans that are not eligible for securitization.



     The following discussion reflects the primary sources of liquidity and capital for the Company's operations.



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

     Substantially all of the loans originated or acquired by the Company are sold. Net cash used by operating activities of the Company in 1995 and 1994, respectively, reflects approximately $2.7 billion and $1.9 billion, respectively, in cash used for loan originations and acquisitions. The primary source of funding for loan originations is derived from the reinvestment of proceeds from the ultimate sale of loans which totaled approximately $2.7 billion and $1.9 billion in 1995 and 1994, respectively. In connection with the loan sale transactions in the secondary market, third-party surety bonds and cash deposits by the Company as credit enhancements were provided. The loan sale transactions required the subordination of certain cash flows payable to UCLC and its subsidiaries to the payment of principal and interest due to certificate holders. In connection with these transactions, UCLC has been required, in some instances, to fund an initial deposit, and thereafter, in each transaction, a portion of the amounts receivable by UCLC and its subsidiaries from the excess interest spread has been required to be placed and maintained in a reserve account to the extent of the subordination requirements. The subordination requirements generally provide that the excess interest spread is payable to a reserve account until a specified level of cash, which is less than the maximum subordination amount, is accumulated therein. The capitalized excess servicing income of the Company is subject to being utilized first to replenish cash paid from the reserve account to fund shortfalls in collections from borrowers who default on the payment of principal or interest on the loans underlying the pass-through certificates issued until the total of the Company's deposits into the reserve account equal the maximum subordination amount. In connection with the issuance and sale of approximately $3.2 billion of pass-through certificates through December 31, 1995, the subordination amounts aggregate approximately $466 million. After the Company's deposits into the reserve account equal the maximum subordination amount for a transaction, the subordination of the related excess interest spread (including the guarantee fee payable therefrom) for these purposes is terminated. The excess interest spread required to be deposited and maintained in the respective reserve accounts will not be available to support the cash flow requirements of the Company until such amount exceeds the maximum subordinated amount (other than amounts, if any, in excess of the specified levels required to be maintained in the reserve accounts, which may be distributed periodically to the Company). At December 31, 1995, the amounts on deposit in such reserve accounts totaled $155 million.



RATINGS



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

"BBB" from D&P, "BBB-" from S&P and "Ba2" from Moody's.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEPENDENT AUDITORS' REPORT

To the Stockholders of
United Companies Financial Corporation:


     We have audited the accompanying consolidated balance sheets of United Companies Financial Corporation and its subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.


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



     As discussed in Note 1.8 of the Notes to the Consolidated Financial Statements, in 1995 the Company changed its method of accounting for mortgage servicing rights to conform with Statement of Financial Accounting Standards No. 122.



     As discussed in Note 11 of the Notes to the Consolidated Financial Statements, on July 24, 1996, the Company sold all of the outstanding capital stock of its wholly-owned subsidiary, United Companies Life Insurance Company. As a result, the accompanying Consolidated Financial Statements have been restated to present the accounts of United Companies Life Insurance Company as discontinued operations.


DELOITTE & TOUCHE LLP

Baton Rouge, Louisiana
February 29, 1996

(July 24, 1996 as to Notes 3.4, 6 and 11)

            UNITED COMPANIES FINANCIAL CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                                             DECEMBER 31,
                                                                         ---------------------
                                                                           1995         1994
                                                                         --------     --------
                                                                            (IN THOUSANDS)
Cash and cash equivalents..............................................  $  5,284     $  1,695
Temporary investments -- reserve accounts..............................   155,254       81,980
Capitalized excess servicing income....................................   280,985      174,031
Loans..................................................................    74,877       51,598
Accrued interest receivable............................................    36,897       22,294
Property -- net........................................................    15,239        7,193
Net assets of discontinued operations..................................   163,293      158,750
Other assets...........................................................    28,355       16,656
                                                                         --------     --------
          Total assets.................................................  $760,184     $514,197
                                                                         ========     ========

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Notes payable..........................................................  $265,756     $223,668
Deferred income taxes payable..........................................    41,692        9,708
Allowance for loan losses..............................................    51,454       34,478
Managed cash overdraft.................................................    27,052       25,952
Other liabilities......................................................    21,756       18,306
                                                                         --------     --------
          Total liabilities............................................   407,710      312,112
                                                                         --------     --------
Stockholders' equity:
  Preferred stock, $2 par value;
     Authorized -- 20,000,000 shares; Issued -- 1,955,000 shares of
      6 3/4% PRIDES(SM) ($44 per share liquidation preference).........     3,910           --
  Common stock, $2 par value;
     Authorized -- 100,000,000 shares; Issued -- 29,302,246 and
      28,541,154 shares................................................    58,604       57,082
  Additional paid-in capital...........................................   179,848       94,129
  Net unrealized gain (loss) on securities.............................        37          (23)
  Retained earnings....................................................   122,816       62,025
  Treasury stock and ESOP debt.........................................   (12,741)     (11,128)
                                                                         --------     --------
          Total stockholders' equity...................................   352,474      202,085
                                                                         --------     --------
            Total liabilities and stockholders' equity.................  $760,184     $514,197
                                                                         ========     ========


                See notes to consolidated financial statements.

            UNITED COMPANIES FINANCIAL CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME


                                                                  YEAR ENDED DECEMBER 31,
                                                             ----------------------------------
                                                               1995         1994         1993
                                                             --------     --------     --------
                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues:
  Loan sale gains..........................................  $142,156     $ 86,735     $ 59,441
  Finance income, fees earned and other loan income........   105,398       89,172       60,280
  Investment income........................................     7,403        2,963        1,408
  Other....................................................     5,332        3,668        2,747
                                                             --------     --------     --------
          Total............................................   260,289      182,538      123,876
                                                             --------     --------     --------
Expenses:
  Personnel................................................    70,762       52,421       36,906
  Interest.................................................    25,559       13,362        9,881
  Loan loss provision......................................    11,973        8,398       12,349
  Other operating..........................................    49,330       33,363       24,314
                                                             --------     --------     --------
          Total............................................   157,624      107,544       83,450
                                                             --------     --------     --------
Income from continuing operations before income taxes......   102,665       74,994       40,426
Provision for income taxes.................................    37,740       26,298       13,751
                                                             --------     --------     --------
Income from continuing operations..........................    64,925       48,696       26,675
Gain (loss) from discontinued operations:
  Gain from discontinued operations, net of income tax
     expense of $2,980, $491 and $679, respectively........     6,020          838          966
  Loss on disposal, net of income tax benefit of $794 and
     $8,326, respectively..................................    (1,477)          --      (16,066)
                                                             --------     --------     --------
          Total............................................     4,543          838      (15,100)
                                                             --------     --------     --------
Net income.................................................  $ 69,468     $ 49,534     $ 11,575
                                                             ========     ========     ========
Per share data:
  Income from continuing operations........................  $   2.10     $   1.71     $   1.13
  Gain (loss) from discontinued operations.................       .15          .03         (.64)
                                                             --------     --------     --------
  Net income...............................................  $   2.25     $   1.74     $    .49
                                                             ========     ========     ========


                See notes to consolidated financial statements.

            UNITED COMPANIES FINANCIAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                               YEAR ENDED DECEMBER 31,
                                                                      -----------------------------------------
                                                                         1995           1994           1993
                                                                      -----------    -----------    -----------
                                                                                   (IN THOUSANDS)
Cash flows from continuing operating activities:
  Income from continuing operations.................................  $    64,925    $    48,696    $    26,675
  Adjustments to reconcile income from continuing operations to net cash provided by continuing operating activities:
     Increase in accrued interest receivable........................      (14,603)        (6,535)        (3,353)
     Decrease (increase) in other assets............................          819         (9,437)          (942)
     (Decrease) increase in other liabilities.......................       (5,843)        (1,425)        12,401
     Capitalized excess servicing income............................     (187,866)      (112,029)       (69,487)
     Amortization of capitalized excess servicing income............       80,842         43,707         24,127
     Investment losses..............................................           56             29              4
     Loan loss provision............................................       29,311         22,282         18,272
     Capitalized mortgage servicing rights..........................       (5,986)            --             --
     Amortization and depreciation..................................        2,815          1,504          1,711
     Deferred income taxes..........................................       31,952         15,022         (1,688)
     Proceeds from sales and principal collections of loans held for
      sale..........................................................    2,677,990      1,892,077      1,048,141
     Originations and purchases of loans held for sale..............   (2,707,549)    (1,889,043)    (1,053,244)
                                                                      -----------    -----------    -----------
          Net cash provided (used) by continuing operating
            activities..............................................      (33,137)         4,848          2,617
                                                                      -----------    -----------    -----------
Cash flows provided (used) by discontinued operations...............        1,569         (2,934)        (5,825)
                                                                      -----------    -----------    -----------
Cash flows from investing activities:
  Increase in reserve accounts......................................      (73,274)       (54,308)       (20,046)
  Proceeds from sales of investment securities......................           95             --             38
  Purchase of available for sale securities.........................          (76)            --            (37)
  Investment in discontinued operations.............................           --             --        (15,000)
  Capital expenditures..............................................       (9,627)        (4,037)          (760)
                                                                      -----------    -----------    -----------
          Net cash used by investing activities.....................      (82,882)       (58,345)       (35,805)
                                                                      -----------    -----------    -----------
Cash flows from financing activities:
  Proceeds from senior debt and mortgage loan.......................      103,219        125,192             --
  Decrease in revolving credit debt.................................      (72,163)       (82,838)       (35,000)
  Proceeds from subordinated debentures.............................           --             --         10,000
  (Decrease) increase in debt with maturities of three months or
     less...........................................................      (14,750)        14,250           (600)
  Increase in warehouse loan facility...............................       19,321             --             --
  Proceeds from ESOP debt...........................................        6,283             --             --
  Payments on ESOP debt.............................................         (321)            --             --
  Cash dividends paid...............................................       (8,677)        (5,050)        (3,624)
  Increase in managed cash overdraft................................        1,100            828         16,117
  Proceeds from issuance of stock...................................       83,254          4,545         48,714
  Increase in unearned ESOP compensation............................       (2,313)        (2,434)            --
  Proceeds from exercise of stock options and warrants..............        3,086            542            298
                                                                      -----------    -----------    -----------
          Net cash provided by financing activities.................      118,039         55,035         35,905
                                                                      -----------    -----------    -----------
Increase (decrease) in cash and cash equivalents....................        3,589         (1,396)        (3,108)
Cash and cash equivalents at beginning of period....................        1,695          3,091          6,199
                                                                      -----------    -----------    -----------
Cash and cash equivalents at end of period..........................  $     5,284    $     1,695    $     3,091
                                                                      ===========    ===========    ===========


                See notes to consolidated financial statements.

            UNITED COMPANIES FINANCIAL CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                                                           NET                       TREASURY
                                                        ADDITIONAL      UNREALIZED                   STOCK AND        TOTAL
                                COMMON     PREFERRED     PAID-IN       GAIN (LOSS)      RETAINED       ESOP       STOCKHOLDERS'
                                 STOCK       STOCK       CAPITAL      ON SECURITIES     EARNINGS       DEBT          EQUITY
                                -------    ---------    ----------    --------------    ---------    ---------    -------------
                                                                      (IN THOUSANDS)
Balance, December 31, 1992, as
  previously reported.........  $18,730                  $  31,461                      $  52,037    $  (5,970)     $  96,258
Effect of 1995 stock split....   18,730                    (18,730)                                                        --
                                -------                  ---------                      ---------    ---------      ---------
Balance, December 31, 1992, as
  restated....................   37,460                     12,731                         52,037       (5,970)        96,258
Net income....................                                                             11,575                      11,575
Dividends paid................                                                             (3,624)                     (3,624)
Decrease in ESOP debt.........                                                                             147            147
Common stock options
  exercised...................    1,476                      1,301                                                      2,777
Treasury shares acquired......                                                                          (2,479)        (2,479)
Preferred stock issued........             $  20,000        (1,239)                                                    18,761
Preferred stock converted into
  common stock................    7,804      (20,000)       12,196                                                         --
Common stock issued...........    4,000                     25,953                                                     29,953
                                -------    ---------     ---------                      ---------    ---------      ---------
Balance, December 31, 1993....   50,740           --        50,942                         59,988       (8,302)       153,368
Net income....................                                                             49,534                      49,534
Dividends paid................    5,184                     37,263                        (47,497)                     (5,050)
Increase in ESOP debt.........                                                                          (2,222)        (2,222)
Common stock options
  exercised...................      398                      1,749                                                      2,147
Treasury shares acquired......                                                                            (604)          (604)
Common stock issued...........      600                      3,945                                                      4,545
Common stock warrants
  exercised...................      160                        230                                                        390
Mark-to-market adjustment on
  investments.................                                             $(23)                                          (23)
                                -------    ---------     ---------         ----         ---------    ---------      ---------
Balance, December 31, 1994....   57,082           --        94,129          (23)           62,025      (11,128)       202,085
Net income....................                                                             69,468                      69,468
Dividends paid................                                                             (8,677)                     (8,677)
Increase in ESOP debt.........                                                                          (1,613)        (1,613)
Common stock warrants
  exercised...................      704                        696                                                      1,400
Common stock options
  exercised...................      818                      5,386                                                      6,204
Preferred stock issued........                 3,910        79,344                                                     83,254
Release of ESOP shares........                                 293                                                        293
Mark-to-market adjustment on
  investments.................                                               60                                            60
                                -------    ---------     ---------         ----         ---------    ---------      ---------
Balance, December 31, 1995....  $58,604    $   3,910     $ 179,848         $ 37         $ 122,816    $ (12,741)     $ 352,474
                                =======    =========     =========         ====         =========    =========      =========


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


     1.2(a) Loan Sales. The Company sells substantially all loans which it originates and generally retains the servicing rights on loans sold. At the time of sale, the Company recognizes a gain on loans sold in an amount equal to the present value of the difference between the interest spread retained by the Company and a normal servicing fee and other expenses over the estimated life of the loan. Under the sales/servicing agreements, the buyer receives the principal collected on the loan and an agreed upon rate of return on the outstanding principal balance; the Company retains the excess of the interest at the contractual rate over the sum of the rate paid to the buyer (the "pass-through" rate) and, where applicable, the trustee fee and surety bond fee. Generally, this interest spread retained by the Company differs significantly from a normal servicing fee and is reflected on the Company's balance sheet as a receivable, capitalized excess servicing income. Capitalized excess servicing income is calculated using prepayment, default and interest rate assumptions that the Company believes market participants would use for similar financial instruments at the time of the sale but is not reduced for estimated credit losses under recourse provisions of the sale. Such estimated credit losses are provided at the time of sale by reducing the amount of gain recognized and are included in a liability on the Company's balance sheet as allowance for loan losses. The Company has developed its assumptions based on experience with its own loan portfolio and available market data. For fixed rate loans the Company uses prepayment assumptions based on the prepayment experience of its owned and serviced loan portfolio. Prepayment rates for adjustable rate loans are derived from available market data and prepayment experience of the Company's owned and serviced portfolio. The weighted average discount rate used by the Company to determine the present value of expected cash flows from excess servicing arising from loan sale transactions occurring in 1995, 1994 and 1993 was 10%. Gains from partial sales of loans are adjusted based on fair value on the date that the loan was acquired or, if not practicable, the date of the sale. The Company believes that the capitalized excess servicing income recognized at the time of sale does not exceed the amount that would have been received if it were sold in the marketplace.


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


     1.2(c) Loan Servicing. The Company generally retains the right to service loans it originates and subsequently sells or securitizes in the secondary market. Fees for servicing loans and mortgage-backed securities relating to loans originated by the Company and sold with servicing rights retained are generally based on a stipulated percentage of the outstanding principal balance of such loans and are recognized when earned. Interest received on loans sold, less amounts paid to investors, is reported as loan servicing income. Capitalized excess servicing income is amortized systematically to reduce loan servicing income to an amount representing normal servicing income and the present value discount. Prior to the adoption of Statement of Financial Accounting Standards No. 122 ("SFAS 122"), "Accounting for Mortgage Servicing Rights", the Company recognized late charges and other ancillary income when collected and charged costs to service mortgage loans when incurred. As further discussed in Note 1.8, the Company implemented the provisions of

            UNITED COMPANIES FINANCIAL CORPORATION AND SUBSIDIARIES

SFAS 122 in the third quarter of 1995 and, in connection therewith, changed its method of accounting for mortgage servicing rights to recognize as separate assets rights to service mortgage loans for others that have been acquired through either the purchase or origination of such loans.

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


     1.2(e) Other. Loans are placed on a nonaccrual status when they are past due 150 days.



     1.2(f) Property Acquired in Satisfaction of Debt. The Company records properties received in settlement of loans ("foreclosed property") at the lower of their market value less estimated costs to sell ("market") or the outstanding loan amount plus accrued interest ("cost"). The Company accomplishes this by providing a specific reserve, on a property by property basis, for the difference between market and cost. Market value is determined by property appraisals performed either by Company personnel or independent appraisers. The related adjustments are included in the Company's provision for loan losses.



     1.3 Temporary Investments -- Reserve Accounts. In connection with its loan sale transactions, the Company has made initial cash deposits and has subordinated certain cash flows (excess servicing income) payable to the Company to the payment of scheduled principal and interest to investors. The amounts on deposit are invested in certain instruments as permitted by the trustee and earnings thereon accrue to the Company. To the extent amounts on deposit exceed specified levels required by the subordination requirements, distributions are made to the Company, and, at the termination of the transaction, any remaining amounts on deposit will be distributed to the Company.



     1.4 Property. Property is stated at cost less accumulated depreciation. Depreciation is computed on the straight-line and accelerated methods over the estimated useful lives of the assets.



     1.5 Income Taxes. The Company and its subsidiaries file a consolidated federal income tax return. The Company allocates to its subsidiaries their proportionate share of the consolidated tax liability under a tax allocation agreement whereby each affiliate's federal income tax provision is computed on a separate return basis. Deferred income taxes are provided for the effect of revenues and expenses which are reported in different periods for financial reporting purposes than for tax purposes. Such differences result primarily from deferring policy acquisition costs, providing for bond and loan losses, differences in the methods of computing reserves, loan income, loan sale gains and depreciation.

            UNITED COMPANIES FINANCIAL CORPORATION AND SUBSIDIARIES

     1.6 Cash Equivalents. For purposes of the Statements of Cash Flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At December 31, 1995, cash equivalents totaled $5.3 million, $4.3 million of which had an interest rate of 5.2% and the balance of which had interest rates ranging from 2.4% to 8.0% per annum.



     1.7 Financial instruments. The Company from time to time enters into interest rate hedge mechanisms to manage its exposure to interest rate changes in connection with the securitization and sale of its home equity loans. The Company closes out the hedge position to coincide with the related loan sale and recognizes the results of the hedge transaction in determining the amount of the related loan sale gain. The Company did not have any open hedge positions at December 31, 1994 or 1995.



     1.8 Accounting Standards. In May 1993 and in October 1994, the FASB issued Statements of Financial Accounting Standards Nos. 114 and 118 ("SFAS 114" and "SFAS 118") which address the accounting by creditors for impairment of loans and specify how allowances for credit losses related to certain loans should be determined. The statements also address the accounting by creditors for all loans that are restructured in a troubled debt restructuring involving modification of terms of a receivable. The implementation of the provisions of SFAS 114 and SFAS 118 in the first quarter of 1995 did not have a material effect on the financial statements of the Company.


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


     1.9 Reclassifications. Certain prior year amounts have been reclassified to conform with the current year presentation. Such reclassifications had no effect on net income.



     1.10 Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

            UNITED COMPANIES FINANCIAL CORPORATION AND SUBSIDIARIES

2. CAPITALIZED EXCESS SERVICING INCOME



     A summary analysis of the changes in the Company's Capitalized excess servicing income is as follows:



                                                              YEAR ENDED DECEMBER 31,
                                                         ----------------------------------
                                                           1995         1994         1993
                                                         --------     --------     --------
    Balance, beginning of year.......................... $174,031     $105,917     $ 60,678
    Capitalized excess servicing income.................  187,866      112,029       69,487
    Amortization of capitalized excess servicing
      income............................................  (80,842)     (43,707)     (24,127)
    Other...............................................      (70)        (208)        (121)
                                                         --------     --------     --------
    Balance, end of year................................ $280,985     $174,031     $105,917
                                                         ========     ========     ========



     The carrying value of Capitalized excess servicing income is analyzed quarterly by the Company to determine if actual prepayment experience has had any impact on the carrying value of this asset. If necessary, the Company revises its prepayment estimates using the original discount rate. Any losses arising from adverse prepayment experience are recognized immediately. Favorable prepayment experience is recognized prospectively. The weighted average discount rate used by the Company to determine the carrying value of capitalized excess servicing income was 10% in 1995, 1994 and 1993.



3. LOANS



     3.1 Loans Owned. The following schedule sets forth the components of Loans owned by the Company at December 31, 1995 and 1994.



                                                                         DECEMBER 31,
                                                                     ---------------------
                                                                      1995          1994
                                                                     -------       -------
                                                                        (IN THOUSANDS)
    Home equity....................................................  $67,673       $43,513
    Commercial.....................................................      479           481
    Conventional...................................................      323           112
    Foreclosed properties..........................................   11,451        11,734
    Nonrefundable loan fees........................................   (4,950)       (4,538)
    Consumer and other.............................................      251           988
    Unearned discount..............................................     (350)         (692)
                                                                     -------       -------
              Total................................................  $74,877       $51,598
                                                                     =======       =======



     Included in owned loans at December 31, 1995 and 1994 were nonaccrual loans totaling $5.7 million and $3.5 million, respectively.



     3.2 Loans Serviced. The following table sets forth the loans serviced by the Company for third parties at December 31, 1995 and 1994, by type of loan. Substantially all of these loans were originated by the Company.



                                                                        DECEMBER 31,
                                                                   ----------------------
                                                                     1995         1994
                                                                   ---------    ---------
                                                                   (IN THOUSANDS)
    Home equity.................................................. $2,632,630   $1,640,185
    Commercial...................................................    250,762      273,932
    Conventional.................................................     58,215       74,130
                                                                  ----------   ----------
              Total.............................................. $2,941,607   $1,988,247
                                                                  ==========   ==========



     3.3 Loan Loss Allowance. The Company provides an estimate for future credit losses in an Allowance for Loan Losses for loans owned by the Company and for loans serviced for others.

            UNITED COMPANIES FINANCIAL CORPORATION AND SUBSIDIARIES

     A summary analysis of the changes in the Company's Allowance for Loan Losses is as follows:


                                                               YEAR ENDED DECEMBER 31,
                                                           --------------------------------
                                                             1995        1994        1993
                                                           --------    --------    --------
                                                                    (IN THOUSANDS)
    Balance at beginning of period.......................  $ 34,478    $ 24,190    $ 14,571
    Loans charged to allowance
      Home equity........................................   (13,818)    (12,745)     (9,114)
      Commercial.........................................                              (144)
      Conventional.......................................       (97)       (141)        (62)
                                                           --------    --------    --------
              Total......................................   (13,915)    (12,886)     (9,320)
      Recoveries on loans previously charged to
         allowance.......................................     1,643       1,100         631
                                                           --------    --------    --------
      Net loans charged off..............................   (12,272)    (11,786)     (8,689)
    Loan loss provision on owned and serviced loans......    29,311      22,282      18,272
    Reserve reclassification.............................       (63)       (208)         36
                                                           --------    --------    --------
    Balance at end of year...............................  $ 51,454    $ 34,478    $ 24,190
                                                           ========    ========    ========



     As of December 31, 1995, approximately $2.5 billion of home equity loans sold were serviced under agreements substantially all of which provide for the subordination of cash and excess interest spread owned by the Company for credit losses. The maximum recourse associated with sales of home equity loans according to terms of the loan sales agreements was approximately $475 million at December 31, 1995, of which $466 million relates to the subordinated cash and excess interest spread. The Company's estimate of its losses, based on historical loan loss experience, was approximately $49.3 million at December 31, 1995 and is recorded in the Company's allowance for loan losses. Should credit losses on loans sold with limited recourse, or subordination of cash and excess interest spread owned by the Company, materially exceed the Company's estimate for such losses, such consequence will have a material adverse impact on the Company's operations.



     3.4 Concentration of Credit Risk. The Company's serviced portfolio is geographically diversified. Although the Company services mortgage loans in 48 states, at December 31, 1995, a substantial portion of loans serviced were originated in Florida (10.5%), Ohio (10.0%) and Louisiana (8.8%) , respectively, and no other state accounted for more than 7.5% of the serviced portfolio. Included in the serviced portfolio are commercial loans originated by the Company, a substantial portion of which were originated in Florida (25.9%), Georgia (19.4%) and Colorado (10.9%) and no other state accounted for more than 8.0% of the commercial loans serviced. In connection with the sale of UCLIC discussed below in Note 11 "Discontinued Operations", the servicing of substantially all of the commercial real estate mortgage loans and commercial pass through certificates was transferred to UCLIC. Prior to this transfer of servicing the Company serviced these loans and pass through certificates without recourse. The risk inherent in such concentrations is dependent not only upon regional and general economic stability which affects property values, but also the financial well-being and creditworthiness of the borrower.



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

            UNITED COMPANIES FINANCIAL CORPORATION AND SUBSIDIARIES

4.  PROPERTY -- NET


     Property is summarized as follows:


                                                                          DECEMBER 31,
                                                                      --------------------
                                                                        1995        1994
                                                                      --------    --------
                                                                         (IN THOUSANDS)
    Land and buildings..............................................  $ 10,603    $  4,200
    Furniture, fixtures and equipment...............................    19,511      16,859
                                                                      --------    --------
              Total.................................................    30,114      21,059
    Less accumulated depreciation...................................   (14,875)    (13,866)
                                                                      --------    --------
              Total.................................................  $ 15,239    $  7,193
                                                                      ========    ========



     Rental expense on operating leases, including real estate, computer equipment and automobiles, totaled $7.7 million, $6.3 million and $4.3 million during 1995, 1994 and 1993, respectively. Minimum annual commitments at December 31, 1995 under noncancellable operating leases are as follows (in thousands):



                1996................................................ $ 5,621
                1997................................................   3,668
                1998................................................   1,544
                1999................................................     386
                2000................................................     108
                Thereafter..........................................       4
                                                                     -------
                          Total..................................... $11,331
                                                                     =======



5. OTHER ASSETS AND OTHER LIABILITIES



     At December 31, 1995, Other assets included a federal income tax receivable of $13.5 million and capitalized mortgage servicing rights of $5.8 million. Included in other assets at December 31, 1994 was a federal income tax receivable of $7.9 million.



     Other liabilities at December 31, 1995 and 1994, included escrow balances of $7.0 million and $4.5 million, respectively, and accrued interest payable of $5.5 million and $2.9 million, respectively.

            UNITED COMPANIES FINANCIAL CORPORATION AND SUBSIDIARIES

6. NOTES PAYABLE


     Notes payable consisted of the following:


                                                                         DECEMBER 31,
                                                                     ---------------------
                                                                       1995         1994
                                                                     --------     --------
                                                                        (IN THOUSANDS)
    9.35% Senior unsecured notes due 11/1/99........................ $125,000     $125,000
    7% Senior unsecured notes due 7/15/98...........................  100,000           --
    Revolving credit agreement......................................       --       72,163
    Mortgage loan...................................................    5,473        1,755
    Warehouse facility..............................................   19,321           --
    ESOP debt.......................................................    5,962           --
    Subordinated debentures.........................................   10,000       10,000
    Short-term borrowings...........................................       --       14,750
                                                                     --------     --------
              Total................................................. $265,756     $223,668
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


     At December 31, 1995, the Company had available a secured warehouse facility provided by the investment bank that acted as lead underwriter of the Company's fourth quarter public loan securitization transaction. The warehouse facility was directly related to the public securitization and initially provided funding for up to $250 million of eligible home equity loans for such securitization and matured on January 10, 1996 with the closing of the last delivery of loans for the securitization. In addition, the mortgage lending subsidiaries of the Company entered into a credit agreement dated as of May 23, 1995 with First Union National Bank of North Carolina and certain other lenders signatory thereto. Under this facility, the mortgage lending subsidiaries could initially borrow up to $150 million on a revolving basis secured by home equity loans eligible thereunder. In June, 1996 this facility was increased to $350 million and the lenders' commitment was extended from May, 1997 until May, 1998. Loans under this facility are subject to the satisfaction of certain borrowing conditions, including a minimum borrowing base and bear interest at a floating rate. Borrowings under this warehouse facility are required to be repaid from the proceeds of the sale or other disposition of the home equity loan collateral. As of December 31, 1995, approximately $19.3 million was outstanding under this warehouse facility.


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


     In May, 1993, United Companies Lending Corporation ("UCLC"), a wholly owned subsidiary of the Company, entered into a Subordinated Debenture agreement with United Companies Life Insurance Company ("UCLIC"). In connection with this agreement, UCLC borrowed $10 million from UCLIC, $3 million of which matures in 1998 and bears an interest rate of 6.05%, $3 million of which matures in 2000 and bears an interest rate of 6.64% per annum and $4 million of which matures in 2003 and bears an interest rate of 7.18% per annum.



     The Company made payments for interest of $23.0 million, $11.8 million and $9.8 million during the years ended December 31, 1995, 1994 and 1993, respectively.

            UNITED COMPANIES FINANCIAL CORPORATION AND SUBSIDIARIES

7. INCOME TAXES


     The provision for income taxes attributable to continuing operations is as follows:


                                                                YEAR ENDED DECEMBER 31,
                                                            -------------------------------
                                                             1995        1994        1993
                                                            -------     -------     -------
                                                                    (IN THOUSANDS)
    Current................................................ $ 5,788     $11,276     $15,439
    Deferred...............................................  31,952      15,022      (1,688)
                                                            -------     -------     -------
              Total........................................ $37,740     $26,298     $13,751
                                                            =======     =======     =======


     Reported income tax expense attributable to continuing operations differs from the amount computed by applying the statutory federal income tax rate to consolidated income from continuing operations before income taxes for the following reasons:


                                                                YEAR ENDED DECEMBER 31,
                                                            -------------------------------
                                                             1995        1994        1993
                                                            -------     -------     -------
                                                                   (IN THOUSANDS)
    Federal income tax at statutory rate................... $35,933     $26,248     $14,149
    Differences resulting from:
      Reversal of timing differences at prior tax rates....      --          --         (33)
      State income taxes...................................     511         (72)         75
      Other................................................   1,296         122        (440)
                                                            -------     -------     -------
    Reported income tax provisions......................... $37,740     $26,298     $13,751
                                                            =======     =======     =======



     The significant components of the Company's net deferred income tax liability at December 31, 1995 and 1994 are as follows:



                                                                          DECEMBER 31,
                                                                       -------------------
                                                                        1995        1994
                                                                       -------     -------
                                                                         (IN THOUSANDS)
    Deferred income tax assets:
      Allowance for loan losses....................................... $   904     $ 1,011
      Nonrefundable loan fees.........................................   1,732       1,588
      Other...........................................................     850         808
                                                                       -------     -------
                                                                         3,486       3,407
                                                                       -------     -------
    Deferred income tax liabilities:
      Loan income.....................................................  42,883      12,866
      Mark-to-market adjustment.......................................      20          --
      Mortgage servicing rights.......................................   2,034          --
      Real estate.....................................................     241         249
                                                                       -------     -------
                                                                        45,178      13,115
                                                                       -------     -------
    Net deferred income tax liability................................. $41,692     $ 9,708
                                                                       =======     =======



     Payments made for income taxes during the years ended December 31, 1995, 1994 and 1993 were $2.6 million, $26.9 million and $4.8 million, respectively.



     At December 31, 1995 and 1994, the Company had a current income tax receivable of $13.5 million and $7.9 million, respectively, which is included in "Other assets".

            UNITED COMPANIES FINANCIAL CORPORATION AND SUBSIDIARIES

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


9. EMPLOYEE BENEFIT PLANS



     9.1 Employee Stock Ownership Plan. All employees who meet minimum age and service requirements participate in the Company's Employee Stock Ownership Plan ("ESOP"). The Company makes annual tax deductible contributions to the ESOP which are used to purchase additional shares of the Company's common stock or to pay debt service on shares acquired with the proceeds of loans ("leveraged shares"). The ESOP's

            UNITED COMPANIES FINANCIAL CORPORATION AND SUBSIDIARIES leveraged shares are initially pledged as collateral for the debt incurred in connection with the acquisition of such shares. As the debt is repaid, the shares are released from collateral and allocated to plan participants. Contributions are allocated among participants based on years of service and compensations. Upon retirement, death or disability, the employee or a beneficiary receives the designated common stock.

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

            UNITED COMPANIES FINANCIAL CORPORATION AND SUBSIDIARIES

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

     The carrying value and fair value of the Company's financial assets and liabilities at December 31, 1995 and 1994 were as follows:


                                                     1995                        1994
                                           ------------------------    ------------------------
                                            CARRYING                    CARRYING
                                             VALUE       FAIR VALUE      VALUE       FAIR VALUE
                                           ----------    ----------    ----------    ----------
                                                (IN THOUSANDS)              (IN THOUSANDS)
    Financial assets:
      Cash and cash equivalents..........  $    5,284    $    5,284    $    1,695    $    1,695
      Temporary investments -- reserve
         accounts........................     155,254       155,254        81,980        81,980
      Loans..............................      65,606        67,140        42,351        42,016
      Capitalized excess servicing
         income..........................     280,985       280,985       174,031       174,031
      Other assets.......................      19,332        20,044         7,879         7,879
    Financial liabilities:
      Notes payable......................     265,756       280,277       223,668       221,263
      Allowance for loan losses..........      51,454        51,454        34,478        34,478
      Other liabilities..................       5,504         5,504         2,896         2,896
      Managed cash overdraft.............      27,052        27,052        25,952        25,952

            UNITED COMPANIES FINANCIAL CORPORATION AND SUBSIDIARIES

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


     Allowance for loan losses. In estimating the fair value of the allowance for loan losses, the Company estimated the timing of cash flows and discounted these cash flows using a risk-free interest rate.



     Other assets and other liabilities. Other assets include primarily current income tax benefits and mortgage servicing rights. Other liabilities is comprised primarily of accrued interest payable. In estimating the fair value of these assets and liabilities, the Company scheduled the timing of their estimated cash flows and discounted these cash flows based on a market rate of interest.



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

            UNITED COMPANIES FINANCIAL CORPORATION AND SUBSIDIARIES

11. DISCONTINUED OPERATIONS



     United Companies Life Insurance Company. On February 2, 1996, the Company signed an agreement to sell all of the outstanding capital stock of its wholly-owned life insurance subsidiary, United Companies Life Insurance Company ("UCLIC"), subject to approval by the Company's shareholders, regulatory authorities and the satisfaction of certain other conditions. In June, 1996, the Company's shareholders approved the sale, and in July, 1996, regulatory approval was obtained and the remaining conditions to closing the transaction were satisfied. The sale was concluded on July 24, 1996 and resulted in a loss on the disposition of $6.8 million which was recorded in the Company's financial statements for the three months and six months ended June 30, 1996. The sales price of $167.6 million was comprised of approximately $110 million in cash (including a $10 million dividend paid by UCLIC immediately prior to the closing) and UCLIC real estate and other assets which were distributed to the Company prior to the closing. The real estate distributed includes portions of the United Plaza office park, including the Company's home office. In addition, the Company purchased a convertible promissory note from PennCorp Financial Group, Inc. ("PennCorp"), the parent of the purchaser, for $15 million in cash and converted the note into 483,839 shares of the common stock of PennCorp, Inc. As a result of the sale, the assets (including $67 million of assets transferred to the Company by UCLIC immediately prior to closing) and the operations of UCLIC have been classified as discontinued operations.



     In connection with the sale of UCLIC, the Company entered into an agreement with UCLIC which will provide a facility for the purchase of up to $300 million in first mortgage home equity loans. The agreement provides that the Company shall have the right for a limited time to repurchase certain loans which are eligible for securitization. The agreement also has a sublimit of up to $150 million for loans that are not eligible for securitization.



     During 1995, 1994 and 1993 revenues of UCLIC were $144.5 million, $138.1 million and $140.2 million, respectively, and net income (loss) of UCLIC was $8.0 million, $5.9 million and $(8.3) million, respectively. The loss incurred in 1993 was primarily the result of a $9.9 million loss on its investment in Foster Mortgage Corporation discussed below. At December 31, 1995 total assets and total liabilities of UCLIC were $1.8 billion and $1.6 billion, respectively.


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

     Foster Mortgage Corporation. On May 7, 1993, the Company decided to divest its subsidiary Foster Mortgage Corporation ("FMC"). As of November 30, 1993, the servicing rights owned by FMC, which constituted substantially all of its assets, were sold. On December 21, 1993, the institutional lenders under FMC's primary credit facility (the "FMC Institutional Lenders") filed a petition in the U.S. bankruptcy court

            UNITED COMPANIES FINANCIAL CORPORATION AND SUBSIDIARIES to cause the remaining affairs of FMC to be concluded under the supervision of the bankruptcy court. The FMC Institutional Lenders filed and the bankruptcy court approved a plan of liquidation for FMC providing for the appointment of a trustee selected by the FMC Institutional Lenders. The FMC Institutional Lenders allege that FMC has certain claims against the Company, including a claim with respect to the Company's alleged failure to remit all sums due FMC regarding federal income taxes under a tax agreement among the Company and its subsidiaries, including FMC, estimated by the FMC Institutional Lenders to range from $2.1 million to $29 million. FMC and the Company executed, subject to the approval of the bankruptcy court, a settlement agreement relating to payments between FMC and the Company in connection with the federal income tax benefits resulting from FMC's losses and to certain prior intercompany payments between FMC and the Company. The settlement agreement included a release by FMC in favor of the Company of any and all claims relating to federal income taxes. The FMC Institutional Lenders opposed the proposed settlement agreement. At the conclusion of a hearing on the proposed settlement on August 18, 1994, the bankruptcy court approved the portion of the settlement providing for a net payment by the Company of $1.65 million to FMC in satisfaction of the federal income tax benefits resulting from FMC's losses and the release of any claims regarding federal income taxes. The bankruptcy court declined to approve the other portion of the proposed settlement relating to payments received by the Company from FMC within twelve months of the bankruptcy filing. If the Company were required to refund such payments, the Company has estimated the potential additional loss to be $1.9 million, net of tax benefits. The decision of the bankruptcy court on the settlement was appealed by the FMC Institutional Lenders to the U.S. District Court which affirmed the bankruptcy court's decision. The FMC Institutional Lenders then appealed this decision to the U.S. Fifth Circuit Court of Appeals. In a decision rendered on November 9, 1995, the U.S. Fifth Circuit Court of Appeals reversed the district court, vacated the settlement between FMC and the Company and remanded the matter for further proceedings. The trustee under the plan of liquidation has filed an adversary proceeding in the bankruptcy proceedings against the Company seeking avoidance of alleged preferential payments totaling $3.72 million and has also instituted a suit in federal court against the Company alleging claims under the tax agreement estimated to range from $2 million to $29 million. Management of the Company does not believe that any additional amounts are owed by the Company to FMC or the trustee and intends to vigorously contest the claims which have been brought against it for such amounts by the trustee under the plan of liquidation. The Company did not guarantee any debt of FMC.


12. CONTINGENCIES



     As discussed in Note 11 above, the Company, in February, 1996, concluded the sale of its investment in UGTIC. In connection therewith, the stock sale agreement includes a provision making the Company liable to UGTIC for claims from defalcations and fraud losses incurred by UGTIC which are unknown and occur prior to closing and are discovered within 24 months thereafter. The Company is also liable, up to $4.2 million, for policy claims paid over a ten year period after closing that exceed certain specified levels.



     As also discussed in Note 11 above, the U.S. Fifth Circuit Court of Appeals reversed the lower court decision approving the settlement agreement between FMC and the Company, vacated the settlement between FMC and the Company and remanded the matter for further proceedings. The trustee under the plan of liquidation has filed an adversary proceeding in the bankruptcy proceedings against the Company seeking avoidance of alleged preferential payments totaling $3.72 million and has also instituted a suit in federal court against the Company alleging claims under the tax agreement estimated to range from $2 million to $29 million. Management of the Company does not believe that any additional amounts are owed by the Company to FMC or the trustee and intends to vigorously contest the claims which have been brought against it for such amounts by the trustee under the plan of liquidation. The Company did not guarantee any debt of FMC.

            UNITED COMPANIES FINANCIAL CORPORATION AND SUBSIDIARIES

13. QUARTERLY FINANCIAL DATA (UNAUDITED)


     Summarized quarterly financial data is as follows:


                                                                    THREE MONTHS ENDED
                                                        ------------------------------------------
                                                        MARCH 31    JUNE 30    SEPT. 30    DEC. 31
                                                        --------    -------    --------    -------
                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
1995
  Total revenues......................................  $53,600     $64,601    $ 71,274    $70,814
  Income from continuing operations before
     income taxes.....................................   16,380      25,814      31,399     29,072
  Net income..........................................   12,696      16,426      21,248     19,098
  Per share data -- net income:
     Primary:
       Income from continuing operations..............  $   .37     $   .56    $    .62    $   .58
       Income from discontinued operations............      .08         .01         .05        .02
                                                        -------     -------    --------    -------
          Total.......................................  $   .45     $   .57    $    .67    $   .60
                                                        =======     =======    ========    =======
     Fully Diluted:
       Income from continuing operations..............  $   .37     $   .55    $    .60    $   .57
       Income from discontinued operations............      .08         .01         .05        .02
                                                        -------     -------    --------    -------
          Total.......................................  $   .45     $   .56    $    .65    $   .59
                                                        =======     =======    ========    =======
1994
  Total revenues......................................  $43,342     $44,987    $ 47,924    $46,285
  Income from continuing operations before
     income taxes.....................................   19,253      19,828      20,586     15,327
  Net income..........................................   13,710      14,699      15,253      5,872
  Per share data -- net income:
     Primary:
       Income from continuing operations..............  $   .43     $   .45    $    .47    $   .35
       Income (loss) from discontinued operations.....      .05         .06         .06       (.14)
                                                        -------     -------    --------    -------
          Total.......................................  $   .48     $   .51    $    .53    $   .21
                                                        =======     =======    ========    =======
     Fully Diluted:
       Income from continuing operations..............  $   .43     $   .45    $    .47    $   .35
       Income (loss) from discontinued operations.....      .05         .06         .06       (.14)
                                                        -------     -------    --------    -------
          Total.......................................  $   .48     $   .51    $    .53    $   .21
                                                        =======     =======    ========    =======

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                     UNITED COMPANIES FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Financial Statements

     Included in Part II of this report:


    Independent Auditors' Report...........................................  Page   25
    December 31, 1995 and 1994
      Consolidated Balance Sheets..........................................  Page   26
    For the three years ended December 31, 1995
      Consolidated Statements of Income....................................  Page   27
      Consolidated Statements of Cash Flows................................  Page   28
      Consolidated Statements of Stockholders' Equity......................  Page   29
    Notes to Consolidated Financial Statements.............................  Pages  30-44


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


     No financial statement schedules have been presented because they are not applicable or are not required or the information required to be set forth therein is included in the consolidated financial statements or notes thereto.


Exhibits

    EXHIBIT NO.                              DESCRIPTION OF DOCUMENT
- -------------------- ------------------------------------------------------------------------
       2(1)          -- Stock Purchase Agreement dated as of January 30, 1996 by and between the Company and UC Life Holding Corporation
       3.1(2)        -- Articles of Incorporation, as amended
       3.1A(3)       -- Amendment to Articles of Incorporation effective April 28, 1994
       3.1B(4)       -- Amendment to Articles of Incorporation effective June 19, 1995
       3.2(5)        -- By-Laws, as amended
       4.1(6)        -- Senior Indenture
       4.2(6)        -- Subordinated Indenture
       4.3(6)        -- First Supplemental Indenture with respect to 9.35% Senior Notes due
                        November 1, 1999
       4.4(6)        -- Form of certificate for shares of Preferred Redeemable Increased
                        Dividend Equity Securities 6 3/4% PRIDES(SM), Convertible Preferred
                        Stock, par value $2.00 per share
       4.5(7)        -- Second Supplemental Indenture for 7% Senior Notes due July 15, 1998
       4.6(8)        -- Series A Junior Participating Preferred Stock Purchase Rights
      10.1(2)        -- 1986 Employee Incentive Stock Option Plan
      10.2(2)        -- Employee Stock Ownership Plan and Trust
      10.3(2)        -- Management and compensatory contracts with executive officers and directors
      10.4(2)        -- Deferred compensation agreements
      10.5(9)        -- Management Incentive Plan, as amended
      10.6(2)        -- Employees' Savings Plan and Trust

    EXHIBIT NO.                              DESCRIPTION OF DOCUMENT
- -------------------- ------------------------------------------------------------------------
      10.7(2)        -- Agreement for termination of employee agreement
      10.8(2)        -- Agreement for termination of employment agreement
      10.9(2)        -- Unfunded Salary Deferral Agreement dated April 1, 1989 with executive officer
      10.10(2)       -- Split-Dollar Insurance Agreement dated April 1, 1989 with executive officer
      10.11(2)       -- 1989 Stock Incentive Plan
      10.12(2)       -- 1989 Non-Employee Director Stock Option Plan
      10.13(2)       -- 1992 Form 11-K, Employees' Savings Plan and Trust
      10.14(10)      -- Stock Purchase Warrant dated as of July 1, 1993
      10.15(2)       -- 1993 Form 11-K, Employees' Savings Plan and Trust
      10.16(9)       -- 1993 Stock Incentive Plan
      10.17(9)       -- 1993 Non-Employee Director Plan
      10.19(2)       -- 1994 Form 11-K, Employees' Savings Plan and Trust
      10.20(11)      -- 1995 Form 11-K, Employee Savings Plan
      10.21(5)       -- Indemnification agreements
      10.22(12)      -- Change of Control Agreement
      10.23(12)      -- Supplemental Retirement Agreement
      10.24(12)      -- Split Dollar Agreement
      11.1(13)       -- Statement regarding computation of per share earnings
      21.1(13)       -- List of Subsidiaries of the Company
      23.1(13)       -- Consent of Deloitte & Touche LLP


- ---------------

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


(11) Incorporated herein by reference to the Form 11-K filed June 28, 1996.


(12) Incorporated herein by reference to the designated Exhibit on the Company's Annual Report on Form 10-K for the year ended December 31, 1995 filed March 19, 1996.

(13) Filed herewith


     Exhibit 11.1



     Exhibit 21.1



     Exhibit 23.1



     Exhibit 27

REPORTS ON FORM 8-K


     On October 31, 1995, the Company filed a Current Report on Form 8-K announcing that it was reviewing strategic alternatives with respect to its life insurance subsidiary, United Companies Life Insurance Company ("UCLIC"), including the possible sale of such subsidiary. On February 9, 1996, the Company filed a Current Report on Form 8-K to report that it had signed a definitive agreement with respect to the sale of all of the outstanding capital stock of UCLIC. On August 8, 1996, the Company filed a Current Report on Form 8-K to report the sale, on July 24, 1996, of the outstanding capital stock of UCLIC.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K/A-3, Amendment to Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated: August 14, 1996


                                    UNITED COMPANIES FINANCIAL CORPORATION

                                    By:      /s/  Sherry E. Anderson
                                       -----------------------------------------
                                                  Sherry E. Anderson
                                          Senior Vice President and Secretary

                               INDEX TO EXHIBITS



    EXHIBIT NO.                              DESCRIPTION OF DOCUMENT
- -------------------- ------------------------------------------------------------------------
       2(1)          -- Stock Purchase Agreement dated as of January 30, 1996 by and between the Company and UC Life Holding Corporation
       3.1(2)        -- Articles of Incorporation, as amended
       3.1A(3)       -- Amendment to Articles of Incorporation effective April 28, 1994
       3.1B(4)       -- Amendment to Articles of Incorporation effective June 19, 1995
       3.2(5)        -- By-Laws, as amended
       4.1(6)        -- Senior Indenture
       4.2(6)        -- Subordinated Indenture
       4.3(6)        -- First Supplemental Indenture with respect to 9.35% Senior Notes due
                        November 1, 1999
       4.4(6)        -- Form of certificate for shares of Preferred Redeemable Increased
                        Dividend Equity Securities 6 3/4% PRIDES(SM), Convertible Preferred
                        Stock, par value $2.00 per share
       4.5(7)        -- Second Supplemental Indenture for 7% Senior Notes due July 15, 1998
       4.6(8)        -- Series A Junior Participating Preferred Stock Purchase Rights
      10.1(2)        -- 1986 Employee Incentive Stock Option Plan
      10.2(2)        -- Employee Stock Ownership Plan and Trust
      10.3(2)        -- Management and compensatory contracts with executive officers and directors
      10.4(2)        -- Deferred compensation agreements
      10.5(9)        -- Management Incentive Plan, as amended
      10.6(2)        -- Employees' Savings Plan and Trust
      10.7(2)        -- Agreement for termination of employee agreement
      10.8(2)        -- Agreement for termination of employment agreement
      10.9(2)        -- Unfunded Salary Deferral Agreement dated April 1, 1989 with executive officer
      10.10(2)       -- Split-Dollar Insurance Agreement dated April 1, 1989 with executive officer
      10.11(2)       -- 1989 Stock Incentive Plan
      10.12(2)       -- 1989 Non-Employee Director Stock Option Plan
      10.13(2)       -- 1992 Form 11-K, Employees' Savings Plan and Trust
      10.14(10)      -- Stock Purchase Warrant dated as of July 1, 1993
      10.15(2)       -- 1993 Form 11-K, Employees' Savings Plan and Trust
      10.16(9)       -- 1993 Stock Incentive Plan
      10.17(9)       -- 1993 Non-Employee Director Plan
      10.19(2)       -- 1994 Form 11-K, Employees' Savings Plan and Trust
      10.20(11)      -- 1995 Form 11-K, Employee Savings Plan
      10.21(5)       -- Indemnification agreements
      10.22(12)      -- Change of Control Agreement
      10.23(12)      -- Supplemental Retirement Agreement
      10.24(12)      -- Split Dollar Agreement
      11.1(13)       -- Statement regarding computation of per share earnings
      21.1(13)       -- List of Subsidiaries of the Company
      23.1(13)       -- Consent of Deloitte & Touche LLP

- ---------------

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


(11) Incorporated herein by reference to the Form 11-K filed June 28, 1996.


(12) Incorporated herein by reference to the designated Exhibit on the Company's Annual Report on Form 10-K for the year ended December 31, 1995 filed March 19, 1996.

(13) Filed herewith.


     Exhibit 11.1



     Exhibit 21.1



     Exhibit 23.1



     Exhibit 27