Form 10-Q
period 1996-06-30
UNITED COMPANIES FINANCIAL CORP
filed 1996-08-14
CIK 217416

================================================================================
- --------------------------------------------------------------------------------




                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  ---------

                                  FORM 10-Q

(Mark One)
 [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 1996


                                     OR

 [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

For the period from .............. to ..................

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
         The number of shares of $2.00 par value common stock issued and outstanding as of August 8, 1996 was 28,276,438, excluding 1,159,682 treasury shares.


- --------------------------------------------------------------------------------
================================================================================

            UNITED COMPANIES FINANCIAL CORPORATION AND SUBSIDIARIES

                               INDEX TO FORM 10-Q

                      FOR THE QUARTER ENDED JUNE 30, 1996



                                                                        PAGE
PART I - FINANCIAL INFORMATION

Financial Statements:

Consolidated Balance Sheets
  June 30, 1996 and December 31, 1995   . . . . . . . . . . . . .         2

Consolidated Statements of Income
  Three months and six months ended June 30, 1996 and 1995  . . .         3

Consolidated Statements of Cash Flows
  Six months ended June 30, 1996 and 1995   . . . . . . . . . . .         4

Notes to Consolidated Financial Statements  . . . . . . . . . . .         5-8

Management's Discussion and Analysis of Financial
  Condition and Results of Operations . . . . . . . . . . . . . .         9-14

Review by Independent Accountants . . . . . . . . . . . . . . . .         15

Independent Accountants' Report . . . . . . . . . . . . . . . . .         16


PART II - OTHER INFORMATION                                               17

Submission of Matters to a Vote of Security Holders . . . . . . .         17

Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . .         17

Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . .         18

Index to Exhibits . . . . . . . . . . . . . . . . . . . . . . . .         19

            UNITED COMPANIES FINANCIAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)



                                                                              June 30,
                                                                                1996         December 31,
Assets                                                                      (Unaudited)          1995
- ------                                                                      -----------      ------------
Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . .    $ 18,254          $  5,284
Temporary investments - reserve accounts  . . . . . . . . . . . . . . . .     176,283           155,254
Loans   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     129,710            74,877
Capitalized excess servicing income . . . . . . . . . . . . . . . . . . .     339,943           280,985
Accrued interest receivable . . . . . . . . . . . . . . . . . . . . . . .      44,501            36,897
Property - net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      17,893            15,239
Net assets of discontinued operations . . . . . . . . . . . . . . . . . .     153,636           163,293
Capitalized mortgage servicing rights . . . . . . . . . . . . . . . . . .      13,879             5,813
Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      31,380            22,542
                                                                             --------          --------
           Total assets . . . . . . . . . . . . . . . . . . . . . . . . .    $925,479          $760,184
                                                                             ========          ========

Liabilities and Stockholders' Equity
- ------------------------------------

Notes payable   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $388,764          $265,756
Deferred income taxes payable . . . . . . . . . . . . . . . . . . . . . .      60,730            41,692
Allowance for loan losses . . . . . . . . . . . . . . . . . . . . . . . .      61,970            51,454
Managed cash overdraft  . . . . . . . . . . . . . . . . . . . . . . . . .        -               27,052
Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . .      35,379            21,756
                                                                             --------          --------
           Total liabilities  . . . . . . . . . . . . . . . . . . . . . .     546,843           407,710
                                                                             --------          --------

Stockholders' equity:
   Preferred stock, $2 par value;
       Authorized - 20,000,000 shares;
       Issued - 1,955,000 shares of 6 3/4% PRIDES(SM)
       ($44 per share liquidation preference) . . . . . . . . . . . . . .       3,910             3,910
   Common stock, $2 par value;
       Authorized - 100,000,000 shares;
       Issued - 29,404,160 and 29,302,246 shares  . . . . . . . . . . . .      58,808            58,604
   Additional paid-in capital   . . . . . . . . . . . . . . . . . . . . .     181,556           179,848
   Net unrealized gain on securities  . . . . . . . . . . . . . . . . . .          36                37
   Retained earnings  . . . . . . . . . . . . . . . . . . . . . . . . . .     149,545           122,816
   Treasury stock and ESOP debt   . . . . . . . . . . . . . . . . . . . .     (15,219)          (12,741)
                                                                             --------          --------
       Total stockholders' equity   . . . . . . . . . . . . . . . . . . .     378,636           352,474
                                                                             --------          --------
           Total liabilities and stockholders' equity . . . . . . . . . .    $925,479          $760,184
                                                                             ========          ========

                See notes to consolidated financial statements.

            UNITED COMPANIES FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                          Three Months Ended                  Six Months Ended
                                                               June 30,                           June 30,
                                                        ----------------------           --------------------------
                                                          1996          1995               1996              1995
                                                        -------        -------           --------          --------
Revenues:
   Loan sale gains  . . . . . . . . . . . . . . .       $49,878        $35,181           $ 89,688          $ 60,631
   Finance income, fees earned and other
       loan income  . . . . . . . . . . . . . . .        33,172         26,560             62,588            51,806
   Investment income  . . . . . . . . . . . . . .         2,671          1,608              5,552             3,123
   Other  . . . . . . . . . . . . . . . . . . . .         1,111          1,251              2,293             2,641
                                                        -------        -------           --------          --------
          Total . . . . . . . . . . . . . . . . .        86,832         64,600            160,121           118,201
                                                        -------        -------           --------          --------
Expenses:
   Personnel  . . . . . . . . . . . . . . . . . .        23,177         17,129             43,770            32,794
   Interest . . . . . . . . . . . . . . . . . . .         9,146          6,416             16,819            12,243
   Loan loss provision  . . . . . . . . . . . . .         3,949          2,806              6,505             6,304
   Other operating  . . . . . . . . . . . . . . .        17,504         12,434             33,079            24,665
                                                        -------        -------           --------          --------
          Total   . . . . . . . . . . . . . . . .        53,776         38,785            100,173            76,006
                                                        -------        -------           --------          --------

Income from continuing operations before
   income taxes . . . . . . . . . . . . . . . . .        33,056         25,815             59,948            42,195

Provision for income taxes  . . . . . . . . . . .        12,229          9,640             21,892            15,461
                                                        -------        -------           --------          --------

Income from continuing operations . . . . . . . .        20,827         16,175             38,056            26,734

Gain (loss) from discontinued operations:
   Gain from discontinued operations, net of
      income tax expense of  $894, $1,107,
      $1,651 and $1,811, respectively   . . . . .         1,623          2,141              3,199             4,033
   Loss on disposal, net of income tax
      benefit of $474, $746, $868
      and $1,791, respectively  . . . . . . . . .        (6,765)        (1,890)            (7,731)           (1,645)
                                                        -------        -------           --------          --------
          Total   . . . . . . . . . . . . . . . .        (5,142)           251             (4,532)            2,388
                                                        -------        -------           --------          --------

Net income  . . . . . . . . . . . . . . . . . . .       $15,685        $16,426           $ 33,524          $ 29,122
                                                        =======        =======           ========          ========

Per share data:
   Income from continuing operations  . . . . . .       $   .64        $   .56           $   1.16          $    .93
   Loss from discontinued operations  . . . . . .          (.16)            -                (.14)              .08
                                                        -------        -------           --------          --------
   Net income . . . . . . . . . . . . . . . . . .       $   .48        $   .56           $   1.02          $   1.01
                                                        =======        =======           ========          ========

                See notes to consolidated financial statements.

            UNITED COMPANIES FINANCIAL CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                                 Six  Months Ended June 30,
                                                                                              ---------------------------------
                                                                                                  1996                  1995
                                                                                              -----------           -----------
           Cash flows from continuing operating activities:
               Income from continuing operations . . . . . . . . . . . . . . . . . . . . .    $    38,056           $    26,734
               Adjustments to reconcile income from continuing operations to net cash used by continuing operating activities:
                  Increase in accrued interest receivable  . . . . . . . . . . . . . . . .         (7,604)               (5,501)
                  Increase in other assets   . . . . . . . . . . . . . . . . . . . . . . .         (7,987)               (4,483)
                  Increase in other liabilities  . . . . . . . . . . . . . . . . . . . . .         14,495                12,445
                  Increase in capitalized excess servicing income  . . . . . . . . . . . .       (117,914)              (83,360)
                  Amortization of capitalized excess servicing income  . . . . . . . . . .         58,922                33,752
                  Increase in capitalized mortgage servicing rights . .  . . . . . . . . .         (8,879)                  -
                  Amortization of capitalized mortgage servicing rights . .  . . . . . . .            813                   -
                  Investment losses  . . . . . . . . . . . . . . . . . . . . . . . . . . .            -                      61
                  Loan loss provision  . . . . . . . . . . . . . . . . . . . . . . . . . .         17,599                14,010
                  Amortization and depreciation  . . . . . . . . . . . . . . . . . . . . .          1,740                 1,230
                  Deferred income taxes  . . . . . . . . . . . . . . . . . . . . . . . . .         19,038                13,321
                  Proceeds from sales and principal collections of loans
                    held for sale  . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,734,395             1,251,997
                  Originations and purchases of loans held for sale  . . . . . . . . . . .     (1,797,090)           (1,284,589)
                                                                                              -----------           ------------
                           Net cash used by continuing operating activities  . . . . . . .        (54,416)              (24,383)
                                                                                              -----------           ------------

           Cash flows used by discontinued operations  . . . . . . . . . . . . . . . . . .            (39)                  (14)
                                                                                              ------------          ------------

           Cash flows from investing activities:
                  Increase in reserve accounts . . . . . . . . . . . . . . . . . . . . . .        (21,029)              (36,144)
                  Proceeds from sales of held-to-maturity securities . . . . . . . . . . .            -                      74
                  Purchase of held-to-maturity securities  . . . . . . . . . . . . . . . .            -                     (76)
                  Proceeds from disposition of title insurance subsidiary  . . . . . . . .          5,126                   -
                  Capital expenditures . . . . . . . . . . . . . . . . . . . . . . . . . .         (3,664)               (5,102)
                                                                                              -----------           -----------
                           Net cash used by investing activities . . . . . . . . . . . . .        (19,567)              (41,248)
                                                                                              -----------           -----------

           Cash flows from financing activities:
                  Proceeds from mortgage loan  . . . . . . . . . . . . . . . . . . . . . .            -                   2,563
                  Decrease in revolving credit debt  . . . . . . . . . . . . . . . . . . .            -                 (27,163)
                  Increase in debt with maturities of three months or less . . . . . . . .         93,050                21,365
                  Increase in warehouse loan facility  . . . . . . . . . . . . . . . . . .         27,480                   -
                  Proceeds from ESOP debt  . . . . . . . . . . . . . . . . . . . . . . . .          3,000                   -
                  Payments on ESOP debt  . . . . . . . . . . . . . . . . . . . . . . . . .           (522)                  -
                  Cash dividends paid  . . . . . . . . . . . . . . . . . . . . . . . . . .         (6,796)               (2,990)
                  Decrease in managed cash overdraft . . . . . . . . . . . . . . . . . . .        (27,052)              (13,376)
                  Proceeds from issuance of stock  . . . . . . . . . . . . . . . . . . . .            -                  83,254
                  Increase in unearned ESOP compensation . . . . . . . . . . . . . . . . .         (2,478)                 (683)
                  Proceeds from exercise of stock options and warrants . . . . . . . . . .            310                 1,741
                                                                                              -----------           -----------
                           Net cash provided by financing activities . . . . . . . . . . .         86,992                64,711
                                                                                              -----------           -----------
               Increase (decrease) in cash and cash equivalents  . . . . . . . . . . . . .         12,970                  (934)
               Cash and cash equivalents at beginning of period  . . . . . . . . . . . . .          5,284                 1,695
                                                                                              -----------           -----------
               Cash and cash equivalents at end of period  . . . . . . . . . . . . . . . .    $    18,254           $       761
                                                                                              ===========           ===========

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

    These notes reflect only the major changes from those disclosures contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1995, as amended by Form 10-K/A-3, filed with the United States Securities and Exchange Commission.

    The consolidated results of operations for the three months and six months ended June 30, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year. Certain 1995 amounts have been reclassified to conform with the current year presentations. Such reclassifications had no effect on net income.

2.  DISCONTINUED OPERATIONS.

    United Companies Life Insurance Company. On February 2, 1996, the Company signed an agreement to sell all of the outstanding capital stock of its wholly-owned life insurance subsidiary, United Companies Life Insurance Company ("UCLIC"), subject to approval by the Company's shareholders, regulatory authorities and the satisfaction of certain other conditions.
    In June, 1996, the Company's shareholders approved the sale, and in July, 1996, regulatory approval was obtained and the remaining conditions to closing the transaction were satisfied. The sale was concluded on July 24, 1996. The sales price of $167.6 million was comprised of approximately $110 million in cash (including a $10 million dividend paid by UCLIC immediately prior to the closing) and UCLIC real estate and other assets which were distributed to the Company prior to the closing. The real estate distributed includes portions of the United Plaza office park, including the Company's home office. In addition, the Company purchased a convertible promissory note from PennCorp Financial Group, Inc. ("PennCorp"), the parent of the purchaser, for $15 million in cash and converted the note into 483,839 shares of the common stock of PennCorp. The Company recorded a net loss of $6.8 million on the disposition. As a result of the sale, the assets (including $67 million of assets transferred to the Company by UCLIC immediately prior to the closing) and the operations of UCLIC have been classified as discontinued operations.

    In connection with the sale of UCLIC, the Company entered into an agreement with UCLIC which will provide a facility for the purchase of up to $300 million in first mortgage residential loans. The agreement provides that the Company shall have the right for a limited time to repurchase certain loans which are eligible for securitization. The agreement also has a sublimit of up to $150 million for loans that are not eligible for securitization.

    Revenues of UCLIC for the six months ended June 30, 1996 and 1995 were $68.1 million and $73.8 million, respectively, and net income of UCLIC was $3.4 million and $5.2 million, respectively. At June 30, 1996, total assets and total liabilities of UCLIC were $1.692 billion and $1.531 billion, respectively.

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

    The definitive stock sale agreement provided for the sale of 100% of the stock of UGTIC and contains a provision making the Company liable to UGTIC for claims from defalcations and fraud losses incurred by UGTIC which are unknown and occur prior to closing and are discovered within 24 months thereafter. The Company is also liable, up to $4.2 million, for policy claims paid over a ten year period after closing that exceed certain specified levels. The Company recorded a loss from discontinued operations (net of income tax benefit) of $1.1 million and $2.8 million for the six months ended June 30, 1996 and 1995, respectively, in connection with the sale of UGTIC.

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

3.  CASH PAID FOR INTEREST AND INCOME TAXES.

    During the six months ended June 30, 1996 and 1995, the Company paid interest on notes payable in the amount of $16.1 million and $12.4 million, respectively. During the six months ended June 30, 1996 and 1995, the Company paid income taxes in the amount of $2.4 million and $2.8 million, respectively.

4.  LOANS

    The following schedule sets forth the components of Loans owned by the Company at June 30, 1996 and December 31, 1995.

                                                                                               June 30,       December 31,
                                                                                                 1996             1995
                                                                                           -------------     ------------
                                                                                                    (in thousands)
                              Home equity . . . . . . . . . . . . . . . . . . . . . .      $      69,225    $      67,673
                              Commercial  . . . . . . . . . . . . . . . . . . . . . .                478              479
                              Conventional  . . . . . . . . . . . . . . . . . . . . .                194              323
                              Foreclosed properties . . . . . . . . . . . . . . . . .             10,079           11,451
                              Nonrefundable loan fees . . . . . . . . . . . . . . . .             (2,917)          (4,950)
                              Manufactured homes  . . . . . . . . . . . . . . . . . .             52,814              234
                              Consumer and other  . . . . . . . . . . . . . . . . . .                 52               17
                              Unearned discount . . . . . . . . . . . . . . . . . . .               (215)            (350)
                                                                                           -------------   --------------
                                  Total   . . . . . . . . . . . . . . . . . . . . . .      $     129,710    $      74,877
                                                                                           =============    =============


    Included in loans owned at June 30, 1996 and December 31, 1995 were nonaccrual loans totaling $6.1 million and $5.7 million, respectively.

5.  OTHER ASSETS AND OTHER LIABILITIES.

    At June 30, 1996 and December 31, 1995, other assets included $12.3 million and $13.5 million in federal income tax receivable, respectively.

    Other liabilities at June 30, 1996 and December 31, 1995 included $11.0 million and $7.0 million in escrow balances and $6.2 million and $5.5 million in accrued interest payable, respectively.

6.  NOTES PAYABLE

    Notes payable consisted of the following:

                                                                                              June 30,       December 31,
                                                                                                1996             1995
                                                                                           --------------   --------------
                                                                                                    (in thousands)
                              9.35% Senior unsecured notes due 11/1/99  . . . . . . .      $      125,000   $      125,000
                              7% Senior unsecured notes due 7/15/98 . . . . . . . . .             100,000          100,000
                              Warehouse facilities  . . . . . . . . . . . . . . . . .              46,801           19,321
                              Guaranteed bank loan to ESOP  . . . . . . . . . . . . .               8,440            5,962
                              Mortgage loan . . . . . . . . . . . . . . . . . . . . .               5,473            5,473
                              Subordinated debenture  . . . . . . . . . . . . . . . .              10,000           10,000
                              Short-term borrowings . . . . . . . . . . . . . . . . .              93,050             -
                                                                                           --------------   --------------
                                                                                           $      388,764   $      265,756
                                                                                           ==============   ==============

    7.   COMMITMENTS AND CONTINGENCIES.

         The Company has certain contingencies in connection with the sale of its investment in UGTIC and the divestiture of FMC. For information regarding these contingencies see Note 2. Discontinued Operations.

         The Company used a prefunding feature in connection with its loan securitization transaction during the second quarter of 1996. At June 30, 1996, approximately $46.1 million was held in a prefunding account for the purchase of the Company's home equity loans during the third quarter of 1996. Pursuant to this commitment, home equity loans with a remaining principal balance of approximately $46.1 million were delivered in July, 1996.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

    The following analysis should be read in conjunction with the Company's consolidated financial statements and accompanying notes presented elsewhere herein.

RESULTS OF OPERATIONS

    The Company's financial statements present United Companies Life Insurance Company ('UCLIC") and United General Title Insurance Company ("UGTIC") as discontinued operations (see Note 2 to consolidated financial statements). Discussed below are results of continuing operations for the periods presented.

SIX MONTHS ENDED JUNE 30, 1996 AND 1995

    Income from continuing operations for the first six months of 1996 was $38.1 million ($1.16 per share based on 32.7 million weighted average shares outstanding) compared to $26.7 million ($.93 per share based on 28.7 million shares outstanding) for the same period of 1995. In comparison to the 1995 period, the increase in income in 1996 was primarily the result of a $418 million increase in the amount of loans sold and the recognition of loan sale gains and loan fees in connection with such sales.

    Loan sale gains increased $29.1 million during the first six months of 1996 over the same period in 1995. Loan sale gains approximate the present value for the estimated lives of the loans of the excess of the contractual rates on the loans sold over the sum of the pass-through rate paid to the buyer, a normal servicing fee, a trustee fee, and a surety bond fee, if any, in mortgage-backed securitization transactions and an estimate of future credit losses. Loan sale gains for the six months ended June 30, 1996 and 1995 was reduced by $19.6 million and $12.6 million, respectively, to provide for estimated future credit losses on the loans sold. The increase in the amount of loan sale gains was due primarily to a $418 million increase in the amount of loans sold partially offset by a decrease in the interest spread retained by the Company. Interest spread retained by the Company on loans sold includes the normal servicing fee.

    The following table presents information regarding home equity loan sale transactions for the periods indicated.

                                                                                     Six Months Ended June 30,
                                                                                 ---------------------------------
                                                                                     1996                 1995
                                                                                 -----------         -------------
                                                                                          (in thousands)
                     Home equity loans sold  . . . . . . . . . . . . . . . .     $ 1,053,053          $    635,357
                     Average coupon on home equity loans sold  . . . . . . .           11.19%                12.31%
                     Interest spread retained on home equity loans sold  . .            4.67%                 4.87%
                     Home equity loan sale gains . . . . . . . . . . . . . .     $    89,688          $     60,631

    Fluctuations in and the level of market interest rates will impact the interest spread retained by the Company on loans sold, and, potentially, the amount of its loan sale gains. An increase in the level of market interest rates will generally adversely affect the interest spread on loans sold, whereas such interest spread generally widens during a declining interest rate environment. Although actions have been taken by the Company during a rising interest rate environment to mitigate the impact on earnings of fluctuations in market rates, such as increasing the coupon rate charged on its loan products, the effect of such actions will generally lag the impact of market rate fluctuations. In connection with its loan securitization transactions, the Company has used a prefunding feature which "locks in" the pass-through rate that the Company will pay to the investors on a prefunded amount which will be used to acquire loans at a future date. The Company is obligated for the difference between the earnings on such prefunded amount and the pass-through interest paid to the investors during the period from the date of the closing of the securitization transaction until the date of delivery of the loans. In connection with the home equity loan securitization transaction which closed in the second quarter of 1996, approximately $46.1 million was held in a prefunding account for purchase of the Company's home equity loans during the third quarter of 1996. Pursuant thereto, home equity loans with a remaining principal balance of approximately $46.1 million were delivered in July, 1996.

    The following table presents the composition of finance income, fees earned and other loan income for the periods indicated.


                                                                                     Six Months Ended June 30,
                                                                                 --------------------------------
                                                                                    1996                 1995
                                                                                 ----------           -----------
                                                                                          (in thousands)
                     Servicing fees earned . . . . . . . . . . . . . . . . .     $   61,754           $    39,757
                     Loan origination fees . . . . . . . . . . . . . . . . .         40,895                33,170
                     Mortgage loan interest  . . . . . . . . . . . . . . . .          7,122                 3,123
                     Other loan income . . . . . . . . . . . . . . . . . . .          4,019                 4,573
                     Amortization  . . . . . . . . . . . . . . . . . . . . .        (51,202)              (28,817)
                                                                                 ----------           -----------

                          Total  . . . . . . . . . . . . . . . . . . . . . .     $   62,588           $    51,806
                                                                                 ==========           ===========

    The average portfolio of loans serviced for third party investors was $3.2 billion and $2.2 billion during the first six months of 1996 and 1995, respectively. The Company estimates that non-accrual loans reduced mortgage loan interest for the first six months of 1996 and 1995 by approximately $9.6 million and $6.0 million, respectively. The Company is generally obligated to advance interest on delinquent loans which have been sold until satisfaction of the note, liquidation of the collateral or charge off of the delinquent loan. During the six months ended June 30, 1996 the average amount of non-accrual loans owned and/or serviced by the Company was $150 million compared to approximately $95 million during the same period of 1995.

    Loan origination fees in excess of direct origination costs on loans held by the Company are recognized over the lives of the loans and are recognized at the time of sale on loans sold to third parties. During the six months ended June 30, 1996 and 1995, the Company sold approximately $1.1 billion and $635 million, respectively, in home equity loans and recognized approximately $21.9 million and $17.5 million, respectively, in net loan origination fees in connection with these sales.

    Investment income totaled $5.6 million for the first six months of 1996 compared to investment income of $3.1 million during the same period of 1995. Investment income is primarily related to interest earned on temporary investments-reserve accounts.

    Other income includes overhead reimbursement from discontinued operations prior to their disposition and income earned by the Company's telecommunication and property management services with respect to its office park.

    Personnel expenses increased approximately $11.0 million primarily because of costs associated with the expansion of the Company's mortgage operations.

    Interest expense for the first six months of 1996 increased $4.6 million from the same period of 1995 primarily as the result of an increase in average amount of debt outstanding.

    Other operating expenses for the six months ended June 30, 1996 increased approximately $8.4 million when compared to the same period of 1995 primarily as the result of expansion of the Company's mortgage operations including a $4.3 million increase in occupancy, general operating and administrative expenses and a $1.1 million increase in professional and legal expenses.

ASSET QUALITY AND RESERVES

    The quality of the loans owned and those serviced for third parties significantly affects the profitability of the Company. The values of and markets for these assets are dependent on a number of factors, including general economic conditions, interest rates and governmental regulations. Adverse changes in such factors, which become more pronounced in periods of economic decline, may affect the quality of these assets and the Company's resulting ability to sell these assets for acceptable prices. General economic deterioration can result in increased delinquencies on existing loans and reductions in collateral values.

    Substantially all of the home equity loans produced by the Company are publicly sold as mortgage backed securities ("pass-through certificates") with servicing rights retained. The purchasers of the pass-through certificates receive a credit enhanced security which is achieved in part through a guaranty provided by a third party insurer and by subordinating the excess interest spread retained by the Company to the payment of scheduled principal and interest on the certificates. The subordination of the excess interest spread retained by the Company relates to credit losses which may occur after the sale of the loans and continues until the earlier of the payment in full of the loans or termination of the agreement pursuant to which the loans were sold.
If cumulative payment defaults exceed the amount subordinated, a third party insurer is obligated to pay any further losses experienced by the owners of the pass-through certificates.

    The Company is also obligated to cure, repurchase or replace loans which may be determined after the sale to violate representations and warranties relating to them and which are made by the Company at the time of the sale.
The Company regularly evaluates the quality of the loan portfolio and estimates its risk of loss based upon historical loss experience, prevailing economic conditions, estimated collateral value and such other factors which, in management's judgment, are relevant in estimating the credit risk in owned and/or serviced loans. For loans sold, the Company records a provision for estimated amount of credit losses at the time of sale, and records such amount on its balance sheet in the allowance for loan losses. Estimated losses on the owned portfolio are also provided for by an increase in the allowance for loan losses through a charge to current operating income. At June 30, 1996, the allowance for loan losses was $62.0 million. The maximum recourse associated with sales of home equity loans according to terms of the loan sale agreements totaled approximately $643 million, of which amount approximately $631 million relates to the subordinated cash and excess interest spread. Should credit losses on loans sold materially exceed the Company's estimates for such losses, such consequence will have a material adverse impact on the Company's operations.

    At June 30, 1996, the contractual balance of home equity loans serviced was approximately $3.3 billion, substantially all of which are owned by and serviced for third party investors. The portfolio is geographically diversified. Although the Company services loans in 48 states, at June 30, 1996 a substantial portion of the loans serviced were originated in Ohio (9.4%), Florida (8.1%) and Louisiana (7.1%), respectively, and no other state accounted for more than 7.0% of the serviced portfolio. The risk inherent in such concentrations is dependent not only upon regional and general economic stability which affects property values, but also the financial well-being and creditworthiness of the borrower.

    The following table provides a summary of loans owned and/or serviced which are past due 30 days or more, foreclosed properties and loans charged off as of the dates indicated.


                                                                     Foreclosed Properties
                                                                     ---------------------
                           Contractual    Delinquencies    % of      Owned    Serviced for                % of
                             Balance       Contractual  Contractual  by the   Third Party   Net Loans   Average
Period Ended                 of Loans        Balance     Balance     Company   Investors   Charged Off   Loans*
- ------------              ------------------------------------------------------------------------------------
                                                          (dollars in thousands)
June 30, 1996
- -------------
Home equity . . . . . . .   $3,301,246       $263,453      7.98%    $ 7,076     $32,074      $ 7,083      0.47%
Conventional  . . . . . .       51,583          2,250      4.36%       -           -             (18)       -
Commercial  . . . . . . .      238,112          2,375       -         3,003      20,217          -          -
Manufactured housing  . .       52,814           -          -          -           -             -          -
                            ----------       --------               -------     -------      -------
    Total   . . . . . . .   $3,643,755       $268,078      7.80%    $10,079     $52,291      $ 7,065
                            ==========       ========               =======     =======      =======

December 31, 1995
- -----------------
Home equity . . . . . . .   $2,701,481       $220,145      8.15%    $ 8,469     $21,604      $12,221      0.56%
Conventional  . . . . . .       58,554          2,734      4.67%       -           -              51        -
Commercial  . . . . . . .      251,241          4,518      1.80%      2,982      18,890          -          -
Manufactured housing  . .          888           -          -          -           -             -          -
                            ----------       --------               -------     -------      -------
    Total   . . . . . . .   $3,012,164       $227,397      7.55%    $11,451     $40,494      $12,272
                            ==========       ========               =======     =======      =======

June 30, 1995
- -------------
Home equity . . . . . . .   $2,143,229       $155,001      7.23%    $ 6,583     $14,199      $ 6,046      0.63%
Commercial  . . . . . . .      259,176          3,381      1.30%      2,943      26,920          -          -
Conventional  . . . . . .       67,237          2,383      3.54%        285        -              50        -
                            ----------       --------               -------     -------      -------
    Total   . . . . . . .   $2,469,642       $160,765      7.12%    $ 9,811     $41,119      $ 6,096
                            ==========       ========               =======     =======      =======


*Annualized for the six months ended June 30, 1996 and 1995.

    In connection with the sale of UCLIC discussed in Note 2, Discontinued operations, the servicing of substantially all of the commercial real estate mortgage loans and commercial pass-through certificates was transferred to UCLIC. Prior to this transfer of servicing, the Company serviced these loans and pass-through certificates without recourse.

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


    A summary analysis of the changes in the Company's allowance for loan losses for the indicated periods is as follows.

                                                                                  Six Months Ended June 30,
                                                                         --------------------------------------
                                                                             1996                       1995
                                                                         ----------                  ----------
                                                                                       (in thousands)
              Balance at beginning of period   . . . . . . . . . . .     $   51,454                  $   34,478

              Loans charged to allowance
                  Home equity  . . . . . . . . . . . . . . . . . . .         (8,702)                     (6,992)
                  Conventional . . . . . . . . . . . . . . . . . . .            -                           (63)
                                                                         ----------                  ----------
                  Total  . . . . . . . . . . . . . . . . . . . . . .         (8,702)                     (7,055)
              Recoveries on loans previously
                charged to allowance . . . . . . . . . . . . . . . .          1,653                         965
                                                                         ----------                  ----------
              Net loans charged off  . . . . . . . . . . . . . . . .         (7,049)                     (6,090)

              Loan loss provision on owned and serviced loans  . . .         17,599                      14,010
              Reserve reclassification . . . . . . . . . . . . . . .            (34)                        (40)
                                                                         ----------                  ----------
              Balance at end of period . . . . . . . . . . . . . . .     $   61,970                  $   42,358
                                                                         ==========                  ==========

LIQUIDITY AND CAPITAL RESOURCES

    The principal cash requirements of the Company's mortgage operations arise from loan originations, deposits to reserve accounts, repayments of inter-company debt borrowed under the Company's senior notes and short-term borrowings, payments of operating and interest expenses, and income taxes related to loan sale transactions. Loan production is funded principally through proceeds of warehouse facilities pending loan sales. In June, 1996, a warehouse facility provided to the mortgage lending subsidiaries of the Company was increased from $150 million to $350 million and the lenders' commitment was extended from May, 1997 until May, 1998. In addition, in connection with the sale of UCLIC, the Company entered into an agreement with UCLIC which will provide a facility for the purchase of up to $300 million in first mortgage residential loans. The agreement provides that the Company shall have the right for a limited time to repurchase certain loans which are eligible for securitization. The agreement also has a sublimit of up to $150 million for loans that are not eligible for securitization.

    Substantially all of the loans originated or acquired by the Company are sold. Net cash from operating activities of the Company in the first six months of 1996 and 1995 reflects approximately $1.8 billion and $1.3 billion, respectively, in cash used for loan originations and acquisitions. The primary source of funding for loan originations is derived from the reinvestment of proceeds from the ultimate sale of loans in the secondary market which totaled approximately $1.7 billion and $1.3 billion in the six months ended June 30, 1996 and 1995. In connection with the loan sale transactions in the secondary market, third-party surety bonds and cash deposits by the Company as credit enhancements have been provided. The loan sale transactions have required the subordination of certain cash flows payable to UCLC and its subsidiaries to the payment of principal and interest due to certificate holders. In connection with these transactions, UCLC has been required, in some instances, to fund an initial deposit, and thereafter, in each transaction, a portion of the amounts receivable by UCLC and its subsidiaries from the excess interest spread has been required to be placed and maintained in a reserve account to the extent of the subordination requirements. The subordination requirements generally provide that the excess interest spread is payable to a reserve account until a specified level of cash, which is less than the maximum subordination amount, is accumulated therein. The capitalized excess servicing income of the Company is subject to being utilized first to replenish cash paid from the reserve account to fund shortfalls in collections from borrowers who default on the payment of principal or interest on the loans underlying the pass-through certificates issued until the total of the Company's deposits into the reserve
account equal the maximum subordination amount.   After the Company's deposits
into the reserve account equal the maximum subordination amount for a transaction, the subordination of the related excess interest spread (including the guarantee fee payable therefrom) for these purposes is terminated. The excess interest spread required to be deposited and maintained in the respective reserve accounts will not be available to support the cash flow requirements of the Company until such amount exceeds the maximum subordinated amount (other than amounts, if any, in excess of the specified levels required to be maintained in the reserve accounts, which may be distributed periodically to the Company). At June 30, 1996, the amounts on deposit in such reserve accounts totaled

$176.3 million. In April, 1996, a subsidiary of the Company entered into a letter of credit and reimbursement agreement with the domestic branch of an international bank pursuant to which the bank issued a letter of credit to replace a substantial portion of the cash previously required to be maintained in the reserve accounts for five loan securitization transactions consummated in 1993 and 1994. As a consequence, $40 million was released from the related reserve accounts to the Company, and these proceeds, net of transaction costs, were used to pay down outstanding debt of the Company in April, 1996.

RATINGS.

    In July, 1996, Moody's Investor Services, Inc. raised its rating on the Company's senior unsecured debt to Ba1 from Ba2.

                       REVIEW BY INDEPENDENT ACCOUNTANTS


The Company's independent accountants, Deloitte & Touche LLP, have performed a review of the accompanying unaudited consolidated balance sheet as of June 30, 1996 and the related consolidated statements of income and cash flows for the three months and six months ended June 30, 1996 and 1995 and previously audited and expressed an unqualified opinion dated February 29, 1996 (July 24, 1996 as to Notes 3.4, 6 and 11) on the consolidated financial statements of the Company and its subsidiaries as of December 31, 1995, from which the consolidated balance sheet as of this date is derived.

INDEPENDENT ACCOUNTANTS' REPORT


United Companies Financial Corporation:

We have reviewed the accompanying consolidated balance sheet of United Companies Financial Corporation and subsidiaries as of June 30, 1996, and the related consolidated statements of income and cash flows for the three-month and six-month periods ended June 30, 1996 and 1995. These financial statements are the responsibility of the Corporation's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of United Companies Financial Corporation and subsidiaries as of December 31, 1995, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 29, 1996 (July 24, 1996 as to Notes 3.4, 6 and 11), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1995 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.





/s/  DELOITTE & TOUCHE LLP

Baton Rouge, Louisiana
August 12, 1996

                                    PART II

                               OTHER INFORMATION



Items 1 through 3.    Inapplicable

Item 4.               Submission of Matters to a Vote of Security Holders

                      (a) The matters discussed below were submitted to a vote of security holders at the Company's Annual Meeting of Shareholders held on June 28, 1996.

                      (b) Item 4(b) is inapplicable as proxies for the Annual Meeting of Shareholders were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, there was no solicitation in opposition to the management's nominees as listed in the proxy statement and all nominees for director were elected.

                      (c) The results of voting on the other matters submitted to a vote of security holders were as follows:

                                 Approval and adoption of an Amended and
                                 Restated Stock Purchase Agreement dated as of January 30, 1996, which relates to the sale by the Company of 100% of the outstanding capital stock of United Companies Life Insurance Company.


                                     For            Against         Abstentions       Broker non-votes
                                 ----------         -------         -----------       ----------------
                                 21,671,389         103,466           303,871            3,558,793


Item 5.               Inapplicable

Item 6.               Exhibits and Reports on Form 8-K

                      (a)   Exhibits      -     (2) Amended and Restated Stock
                                                    Purchase Agreement dated as
                                                    of July 24, 1996, between
                                                    United Companies Financial
                                                    Corporation and Pacific
                                                    Life and Accident Insurance
                                                    Company. Incorporated
                                                    herein by reference to the
                                                    designated Exhibit of the
                                                    Company's Current Report on
                                                    Form 8-K filed on August 8,
                                                    1996
                                          -    (11) Statement re computation of
                                                    earnings per share
                                          -    (15) Letter of Deloitte &
                                                    Touche LLP
                                          -    (27) Financial data schedule

                      (b)   Reports on Form 8-K

                            On August 8, 1996, the Company filed a Current Report on Form 8-K to report the sale of its wholly-owned subsidiary, United Companies Life Insurance Company.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        UNITED COMPANIES FINANCIAL CORPORATION




Date:         August 13, 1996           By:  /s/ J. TERRELL BROWN
        --------------------------           ---------------------------------
                                             J. Terrell Brown
                                             Chairman and Chief Executive
                                             Officer



Date:         August 13, 1996           By:  /s/ DALE E. REDMAN
        ---------------------------          ---------------------------------
                                             Dale E. Redman
                                             Executive Vice President and
                                             Chief Financial Officer

            UNITED COMPANIES FINANCIAL CORPORATION AND SUBSIDIARIES

                               INDEX TO EXHIBITS


         Exhibit No.

          2 Amended and Restated Stock Purchase Agreement dated as of July 24, 1996, between United Companies Financial
                  Corporation and Pacific Life and Accident Insurance Company. Incorporated herein by reference to the designated Exhibit of the Company's Current Report on Form 8-K filed on August 8, 1996

         11       Statement re computation of earnings per share

         15       Letter of Deloitte & Touche LLP

         27       Financial Data Schedule