Form 10-Q
period 1996-09-30
UNITED COMPANIES FINANCIAL CORP
filed 1996-11-14
CIK 217416

================================================================================

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                  FORM 10-Q

(Mark One)
 [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1996


                                     OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934


For the period from ........................ to ........................

Commission file number 1-7067


                   UNITED COMPANIES FINANCIAL CORPORATION
           (Exact name of registrant as specified in its charter)


            Louisiana                                      71-0430414
 (State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                         Identification No.)



            4041 Essen Lane                                    70809
        Baton Rouge, Louisiana
  (Address of principal executive office)                    (Zip Code)
Registrant's telephone number, including area code (504) 924-6007



   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No ____

   The number of shares of $2.00 par value common stock issued and outstanding as of November 1, 1996 was 28,640,453, excluding 1,159,682 treasury shares.

================================================================================

           UNITED COMPANIES FINANCIAL CORPORATION AND SUBSIDIARIES

                             INDEX TO FORM 10-Q

                  FOR THE QUARTER ENDED SEPTEMBER 30, 1996




PART I - FINANCIAL INFORMATION

Financial Statements:                                                          PAGE
Consolidated Balance Sheets
  September 30, 1996 and December 31, 1995  . . . . . . . . . . . . . . . . .   2

Consolidated Statements of Income
  Three months and nine months ended September 30, 1996 and 1995  . . . . . .   3

Consolidated Statements of Cash Flows
  Nine months ended September 30, 1996 and 1995   . . . . . . . . . . . . . .   4

Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . .   5-8

Management's Discussion and Analysis of Financial Condition
  and Results of Operations   . . . . . . . . . . . . . . . . . . . . . . . .   9-15

Review by Independent Accountants . . . . . . . . . . . . . . . . . . . . . .   16

Independent Accountants' Report . . . . . . . . . . . . . . . . . . . . . . .   17


PART II - OTHER INFORMATION


Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . .   18

Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   19

Index to Exhibits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   20

           UNITED COMPANIES FINANCIAL CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                (in thousands)



                                                                             September 30,
                                                                                  1996          December 31,
Assets                                                                         (Unaudited)         1995
------                                                                     ---------------     -------------
Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . .  $           824     $       5,284
Temporary investments - reserve accounts  . . . . . . . . . . . . . . . .          208,053           155,254
Investment securities
   Trading  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           15,603               -
   Available for sale   . . . . . . . . . . . . . . . . . . . . . . . . .           17,987               219
Loans   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          114,251            74,877
Capitalized excess servicing income . . . . . . . . . . . . . . . . . . .          379,417           280,985
Accrued interest receivable . . . . . . . . . . . . . . . . . . . . . . .           51,649            36,897
Property - net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           43,106            15,239
Net assets of discontinued operations . . . . . . . . . . . . . . . . . .              -             163,293
Capitalized mortgage servicing rights . . . . . . . . . . . . . . . . . .           17,551             5,813
Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           18,226            22,323
                                                                           ---------------     -------------
           Total assets . . . . . . . . . . . . . . . . . . . . . . . . .  $       866,667     $     760,184
                                                                           ===============     =============

Liabilities and Stockholders' Equity
------------------------------------

Notes payable   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $       302,010     $     265,756
Deferred income taxes payable . . . . . . . . . . . . . . . . . . . . . .           46,340            41,692
Allowance for loan losses . . . . . . . . . . . . . . . . . . . . . . . .           70,647            51,454
Managed cash overdraft  . . . . . . . . . . . . . . . . . . . . . . . . .            6,831            27,052
Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . .           39,613            21,756
                                                                           ---------------     -------------
           Total liabilities  . . . . . . . . . . . . . . . . . . . . . .          465,441           407,710
                                                                           ---------------     --------------

Stockholders' equity:
   Preferred stock, $2 par value;
       Authorized - 20,000,000 shares;
       Issued - 1,955,000 shares of 6 3/4% PRIDES(SM)  ($44 per share
           liquidation preference)  . . . . . . . . . . . . . . . . . . .            3,910             3,910
   Common stock, $2 par value;
       Authorized - 100,000,000 shares;
       Issued - 29,566,152 and 29,302,246 shares  . . . . . . . . . . . .           59,132            58,604
   Additional paid-in capital   . . . . . . . . . . . . . . . . . . . . .          183,809           179,848
   Net unrealized gain on securities  . . . . . . . . . . . . . . . . . .               32                37
   Retained earnings  . . . . . . . . . . . . . . . . . . . . . . . . . .          170,262           122,816
   Treasury stock and ESOP debt   . . . . . . . . . . . . . . . . . . . .          (15,919)          (12,741)
                                                                           ----------------    -------------
           Total stockholders' equity   . . . . . . . . . . . . . . . . .          401,226           352,474
                                                                           ----------------    -------------
           Total liabilities and stockholders' equity . . . . . . . . . .  $       866,667     $     760,184
                                                                           ===============     =============

                                 See notes to consolidated financial statements.

           UNITED COMPANIES FINANCIAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                    (In Thousands, Except per Share Data)

                                                        Three Months Ended                   Nine Months Ended
                                                           September 30,                       September 30,
                                                   ----------------------------       ----------------------------
                                                       1996            1995                1996            1995
                                                   ------------    ------------       -----------     ------------
Revenues:
   Loan sale gains  . . . . . . . . . . . . . . .  $     53,637    $     42,033       $   143,325     $    102,664
   Finance income, fees earned and other
       loan income  . . . . . . . . . . . . . . .        39,909          25,582           102,497           77,388
   Investment income  . . . . . . . . . . . . . .         3,920           2,104             9,472            5,227
   Other  . . . . . . . . . . . . . . . . . . . .         1,358           1,555             3,651            4,196
                                                   ------------    ------------       -----------     ------------
          Total   . . . . . . . . . . . . . . . .        98,824          71,274           258,945          189,475
                                                   ------------    ------------       -----------     ------------

Expenses:
   Personnel  . . . . . . . . . . . . . . . . . .        27,004          17,941            70,774           50,735
   Interest . . . . . . . . . . . . . . . . . . .        10,767           6,519            27,586           18,762
   Loan loss provision  . . . . . . . . . . . . .         3,067           3,004             9,572            9,308
   Other operating  . . . . . . . . . . . . . . .        19,989          12,411            53,068           37,076
                                                   ------------    ------------       -----------     ------------
          Total   . . . . . . . . . . . . . . . .        60,827          39,875           161,000          115,881
                                                   ------------    ------------       -----------     ------------
Income from continuing operations before
   income taxes . . . . . . . . . . . . . . . . .        37,997          31,399            97,945           73,594

Provision for income taxes  . . . . . . . . . . .        13,869          11,667            35,761           27,128
                                                   ------------    ------------       -----------     ------------

Income from continuing operations . . . . . . . .        24,128          19,732            62,184           46,466

Income (loss) from discontinued operations:
   Income from discontinued operations, net of
      income tax expense of $821
      $1,651 and $2,632, respectively   . . . . .           -             1,516             3,199            5,548
   Loss on disposal, net of income tax
      benefit of $868
      and $1,791, respectively  . . . . . . . . .           -               -              (7,731)          (1,645)
                                                   ------------    ------------       -----------     ------------

          Total   . . . . . . . . . . . . . . . .           -             1,516            (4,532)           3,903
                                                   ------------    ------------       -----------     ------------

Net income  . . . . . . . . . . . . . . . . . . .  $     24,128    $     21,248       $    57,652     $     50,369
                                                   ============    ============       ===========     ============

Per share data:
   Income from continuing operations  . . . . . .  $        .74    $        .60       $      1.90     $       1.54
   Income (loss) from discontinued operations . .           -               .05              (.14)             .13
                                                   ------------    ------------       -----------     ------------
   Net income . . . . . . . . . . . . . . . . . .  $        .74    $        .65       $      1.76     $       1.67
                                                   ============    ============       ===========     ============

                See notes to consolidated financial statements.

            UNITED COMPANIES FINANCIAL CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (in thousands)

                                                                                      Nine Months Ended September 30,
                                                                                   ------------------------------------
                                                                                         1996                 1995
                                                                                   --------------       ---------------
Cash flows from continuing operating activities:
    Income from continuing operations . . . . . . . . . . . . . . . . . . . . . .  $       62,184       $        46,466
    Adjustments to reconcile income from continuing operations to net cash used by continuing operating activities:
       Increase in accrued interest receivable  . . . . . . . . . . . . . . . . .         (14,752)               (9,961)
       Decrease in other assets   . . . . . . . . . . . . . . . . . . . . . . . .           4,096                 6,306
       Increase in other liabilities  . . . . . . . . . . . . . . . . . . . . . .          19,762                 5,573
       Increase in capitalized excess servicing income  . . . . . . . . . . . . .        (187,362)             (135,394)
       Amortization of capitalized excess servicing income  . . . . . . . . . . .          89,377                56,868
       Increase in capitalized mortgage servicing rights  . . . . . . . . . . . .         (13,428)               (2,761)
       Amortization of capitalized mortgage servicing rights  . . . . . . . . . .           1,690                    11
       Investment losses  . . . . . . . . . . . . . . . . . . . . . . . . . . . .             -                      56
       Loan loss provision on owned and serviced loans  . . . . . . . . . . . . .          30,184                22,518
       Amortization and depreciation  . . . . . . . . . . . . . . . . . . . . . .           3,017                 2,002
       Deferred income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . .           4,648                23,525
       Proceeds from sales and principal collections of loans
            held for sale   . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,726,381             2,000,932
       Originations and purchases of loans held for sale  . . . . . . . . . . . .      (1,765,280)           (2,043,787)
       Net cash flows from trading securities . . . . . . . . . . . . . . . . . .         (15,603)                  -
                                                                                   --------------       ---------------
                Net cash used by continuing operating activities  . . . . . . . .         (55,086)              (27,646)
                                                                                   --------------       ---------------

Cash flows used by discontinued operations  . . . . . . . . . . . . . . . . . . .             -                  (1,359)
                                                                                   --------------       ---------------

Cash flows from investing activities:
          Increase in reserve accounts  . . . . . . . . . . . . . . . . . . . . .         (52,799)              (48,249)
          Purchase of available-for-sale securities   . . . . . . . . . . . . . .             (87)                  (76)
          Proceeds from sales of available-for-sale securities  . . . . . . . . .             -                      95
          Proceeds from disposition of insurance subsidiaries   . . . . . . . . .         106,870                   -
          Capital expenditures  . . . . . . . . . . . . . . . . . . . . . . . . .          (7,253)               (7,877)
                                                                                   --------------       ---------------
                Net cash used by investing activities . . . . . . . . . . . . . .          46,731               (56,107)
                                                                                   --------------       ---------------

Cash flows from financing activities:
          Proceeds from mortgage loan   . . . . . . . . . . . . . . . . . . . . .           2,122                 3,358
          Decrease in revolving credit debt   . . . . . . . . . . . . . . . . . .             -                 (72,163)
          Increase (decrease) in debt with maturities of three months or less   .          30,550               (13,856)
          Increase in warehouse loan facility   . . . . . . . . . . . . . . . . .             404                   -
          Proceeds from ESOP debt   . . . . . . . . . . . . . . . . . . . . . . .           4,000
          Payments on ESOP debt   . . . . . . . . . . . . . . . . . . . . . . . .            (822)                  (41)
          Proceeds from senior debt   . . . . . . . . . . . . . . . . . . . . . .             -                  99,500
          Cash dividends paid   . . . . . . . . . . . . . . . . . . . . . . . . .         (10,207)               (5,833)
          Decrease in managed cash overdraft  . . . . . . . . . . . . . . . . . .         (20,221)               (2,544)
          Proceeds from issuance of stock   . . . . . . . . . . . . . . . . . . .             -                  83,254
          Increase in unearned ESOP compensation  . . . . . . . . . . . . . . . .          (3,178)                 (682)
          Proceeds from exercise of stock options and warrants  . . . . . . . . .           1,247                 3,079
                                                                                   --------------       ---------------
                Net cash provided by financing activities . . . . . . . . . . . .           3,895                94,072
                                                                                   --------------       ---------------
Increase (decrease) in cash and cash equivalents  . . . . . . . . . . . . . . . .          (4,460)                8,960
Cash and cash equivalents at beginning of period  . . . . . . . . . . . . . . . .           5,284                 1,695
                                                                                   --------------       ---------------
Cash and cash equivalents at end of period  . . . . . . . . . . . . . . . . . . .  $          824       $        10,655
                                                                                   ==============       ===============

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

    These notes reflect only the major changes from those disclosures contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1995, as amended, filed with the United States Securities and Exchange Commission.

    The consolidated results of operations for the nine months ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year. Certain 1995 amounts have been reclassified to conform with the current year presentations. Such reclassifications had no effect on net income.

2.  DISCONTINUED OPERATIONS.

    United Companies Life Insurance Company. On February 2, 1996, the Company signed an agreement to sell all of the outstanding capital stock of its wholly-owned life insurance subsidiary, United Companies Life Insurance Company ("UCLIC"), subject to approval by the Company's shareholders, regulatory authorities and the satisfaction of certain other conditions.
    In June, 1996, the Company's shareholders approved the sale, and in July, 1996, regulatory approval was obtained and the remaining conditions to closing the transaction were satisfied. The sale was concluded on July 24, 1996. The sales price of $167.6 million was comprised of approximately $110 million in cash (including a $10 million dividend paid by UCLIC immediately prior to the closing) and UCLIC real estate and other assets which were distributed to the Company prior to the closing. The assets were transferred at their cost basis and included real estate of $22.3 million, investment securities of $17.7 million, and foreclosed properties of $11.5 million. The real estate distributed includes portions of the United Plaza office park, including the Company's home office. In addition, the Company purchased a convertible promissory note from PennCorp Financial Group, Inc. ("PennCorp"), the parent of the purchaser, for $15 million in cash and converted the note into 483,839 shares of the common stock of PennCorp. The Company recorded a net loss of $6.8 million on the disposition. As a result of the sale, the assets (including the assets transferred to the Company by UCLIC immediately prior to the closing) and the operations of UCLIC have been classified as discontinued operations at December 31, 1995.

    Subsequent to the closing, the Company received notification from the purchaser alleging that it is entitled to a $2.2 million reduction in the sales price. The Company denies that the purchaser is entitled to any reduction.

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

    The definitive stock sale agreement provided for the sale of 100% of the stock of UGTIC and contains a provision making the Company liable to UGTIC for claims from defalcations and fraud losses incurred by UGTIC which are unknown and occur prior to closing and are discovered within 24 months thereafter. The Company is also liable, up to $4.2 million, for policy claims paid over a ten year period after closing that exceed certain specified levels. The Company recorded a loss from discontinued operations (net of income tax benefit) of $1.1 million and $3.1 million for the nine months ended September 30, 1996 and 1995, respectively, in connection with the sale of UGTIC.

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

3.  CASH PAID FOR INTEREST AND INCOME TAXES.

    During the nine months ended September 30, 1996 and 1995, the Company paid interest on notes payable in the amount of $25.2 million and $15.0 million, respectively. During the nine months ended September 30, 1996 and 1995, the Company paid income taxes in the amount of $18.3 million and $4.5 million, respectively.

4.  LOANS

    The following schedule sets forth the components of Loans owned by the Company at September 30, 1996 and December 31, 1995.

                                                             September 30,     December 31,
                                                                  1996             1995
                                                             -------------     ------------
                                                                      (in thousands)
Home equity . . . . . . . . . . . . . . . . . . . . . .      $      89,877     $     67,673
Manufactured homes  . . . . . . . . . . . . . . . . . .              4,831              234
Other . . . . . . . . . . . . . . . . . . . . . . . . .              1,313              819
Foreclosed properties . . . . . . . . . . . . . . . . .             21,052           11,451
Nonrefundable loan fees . . . . . . . . . . . . . . . .             (2,645)          (4,950)
Unearned discount . . . . . . . . . . . . . . . . . . .               (177)            (350)
                                                             -------------     ------------
    Total   . . . . . . . . . . . . . . . . . . . . . .      $     114,251     $     74,877
                                                             =============     ============


    Included in Loans owned at September 30, 1996 and December 31, 1995 were nonaccrual loans totaling $5.9 million and $5.7 million, respectively.

5.  INVESTMENT SECURITIES.

    In accordance with the provisions of Statement of Financial Accounting Standards No. 115 ("SFAS 115"), the Company classifies securities in one of three categories: "available-for-sale", "held-to-maturity" or "trading". Securities classified as held-to-maturity are carried at amortized cost, whereas securities classified as trading securities or available-for-sale are recorded at fair value. The adjustment, net of applicable income taxes, for investments classified as available-for-sale is recorded in "Net unrealized gain (loss) on securities" and is included in Stockholders' equity on the consolidated balance sheets and the adjustment for investments classified as trading is recorded in "Investment income" in the statements of income.

    At September 30, 1996, the Company's investment securities consisted of common stock classified as trading securities with a cost of $15.0 million and a carrying value of $15.6 million. The Company's available-for-sale portfolio included an investment in a limited partnership and other securities with a cost of $17.9 million and a carrying value of $18.0 million.

6.  OTHER ASSETS AND OTHER LIABILITIES.

    At December 31, 1995, Other assets included $13.5 million in federal income tax receivable, whereas, at September 30, 1996, Other liabilities included $3.8 million of federal income tax payable.

    Other liabilities at September 30, 1996 and December 31, 1995 included $8.0 million and $7.0 million in escrow balances and $7.9 million and $5.5 million in accrued interest payable, respectively.

7.  NOTES PAYABLE

    Notes payable consisted of the following:

                                                                       September 30,      December 31,
                                                                           1996               1995
                                                                      ---------------    -------------
                                                                                (in thousands)
          9.35% Senior unsecured notes due 11/1/99  . . . . . . .     $       125,000    $     125,000
          7% Senior unsecured notes due 7/15/98 . . . . . . . . .             100,000          100,000
          Warehouse facilities  . . . . . . . . . . . . . . . . .              19,725           19,321
          Guaranteed bank loan to ESOP  . . . . . . . . . . . . .               9,140            5,962
          Mortgage loans  . . . . . . . . . . . . . . . . . . . .               7,595            5,473
          Subordinated debenture  . . . . . . . . . . . . . . . .              10,000           10,000
          Short-term borrowings . . . . . . . . . . . . . . . . .              30,550             -
                                                                      ---------------    -------------
                                                                      $       302,010    $     265,756
                                                                      ===============    =============


8.  COMMITMENTS AND CONTINGENCIES.

    The Company has certain contingencies in connection with the sale of its investments in UGTIC and UCLIC and the divestiture of FMC. For information regarding these contingencies see Note 2 of the Notes to Consolidated Financial Statements.

    The Company used a prefunding feature in connection with its securitization transactions during the third quarter of 1996. At September 30, 1996, approximately $42.5 million was held in a prefunding account for the purchase of the Company's home equity loans during the fourth quarter of 1996. Pursuant to this commitment, home equity loans with a remaining principal balance of approximately $42.5 million were delivered in October, 1996. In addition, at September 30, 1996, approximately $11.4 million was held in a prefunding account for purchase of the Company's manufactured housing contracts during the fourth quarter of 1996. Pursuant to this commitment, manufactured housing contracts with a remaining principal balance of approximately $11.4 million will be delivered in November, 1996.

9.  OTHER EVENTS.

    On October 15, 1996, the Company announced that it had signed a non-binding letter of intent to acquire Empire Funding Corp. ("Empire Funding"). Headquartered in Austin, Texas, Empire Funding is a privately held lender that specializes in originating and servicing FHA Title I and conventional home improvement loans. It has approximately 340 employees and operates in 46 states through 16 branch offices and 180 direct correspondents. For the twelve months ended September 30, 1996, Empire Funding originated approximately $256 million in loans.

    As of October 15, 1996, the transaction was valued at $89 million and the Company anticipates that the acquisition will be accounted for as a purchase. Under the terms of the letter of intent, the aggregate consideration for the purchase will be comprised of approximately $45 million in cash and approximately 1.3 million shares of the Company's common stock in exchange for all of the outstanding common stock of Empire Funding. The number of shares to be issued is subject to adjustment in the event that the Company's common stock trades above $40.11 per share or less than $33.24 per share immediately prior to the closing of the transaction. Completion of the acquisition is subject to the favorable outcome of a due-diligence investigation, execution of a definitive agreement, approval by the board of directors of each company and necessary regulatory approvals.

10. ACCOUNTING STANDARDS.

    In June, 1996 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("SFAS No. 125"). SFAS No. 125 focuses on control of the financial asset and provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No. 125 provides certain conditions that must be met to determine that control of the financial asset has been surrendered. SFAS 125 requires that servicing assets and other retained interests in the transferred assets be measured by allocating the previous carrying amount between the assets sold, if any, and retained interests, if any, based on their relative fair values at the date of transfer. Implementation of SFAS No. 125 will require the Company to change the method of calculating the gain on sale of loans, which the Company estimates will reduce the amount of gain recognized on loan sales by approximately 5% to 10% and, conversely, decrease the amortization of loan sale gain in future periods. The statement is effective for transfers and servicing of financial assets and extinguishments of liabilities after December 31, 1996, and is to be applied prospectively. Earlier or retroactive application is not permitted.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

    The following analysis should be read in conjunction with the Company's consolidated financial statements and accompanying notes presented elsewhere herein.

RESULTS OF OPERATIONS

    The Company's consolidated financial statements present United Companies Life Insurance Company ("UCLIC") and United General Title Insurance Company ("UGTIC") as discontinued operations (see Note 2 of the Notes to Consolidated Financial Statements). Discussed below are results of continuing operations for the periods presented.

NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

    Income from continuing operations for the first nine months of 1996 was $62.2 million ($1.90 per share based on 32.7 million weighted average shares outstanding) compared to $46.5 million ($1.54 per share based on 30.1 million weighted average shares outstanding) for the same period of 1995. In comparison to the 1995 period, the increase in income in 1996 was primarily the result of a $516 million increase in the amount of home equity loans sold and the recognition of loan sale gains and loan fees in connection with such sales. In addition, during the third quarter of 1996 the Company sold approximately $104 million of manufactured housing contracts, primarily originated by United Companies Funding, Inc., the Company's manufactured housing lender which began operations in November, 1995. The sales of such loans and contracts were accomplished through securitization transactions under shelf registration statements of subsidiaries of the Company.

    Loan sale gains increased $40.7 million during the first nine months of 1996 over the same period in 1995. Loan sale gains approximate the present value for the estimated lives of the loans (which includes for purposes hereof manufactured housing contracts) of the excess of the contractual rates on the loans sold over the sum of the pass-through rate paid to the buyer, a normal servicing fee, a trustee fee, and a surety bond fee, if any, in securitization transactions and an estimate of future credit losses. Loan sale gains for the nine months ended September 30, 1996 and 1995 was reduced by $33.3 million and $20.2 million, respectively, to provide for estimated future credit losses on the loans sold. The increase in the amount of loan sale gains was due primarily to a $516 million increase in the amount of home equity loans sold, which increase was partially offset by a decrease in the interest spread retained by the Company and an increase in the constant prepayment rate used in the computation of loan sale gains during the third quarter of 1996. In addition, loan sale gains in 1996 was increased by $6.3 million as the result of the sale in a securitization of approximately $104 million in manufactured housing contracts. Loan sale gains for the three months and nine months ended September 30, 1996 also includes the capitalization of mortgage servicing rights in the amount of $4.5 million and $13.4 million, respectively, compared to $2.8 million for three months and nine months ended September 30, 1995. Interest spread retained by the Company on loans sold includes the normal servicing fee.

    The following table presents information regarding loan sale transactions for the periods indicated:

                                               Home Equity Loans             Manufactured Housing Contracts
                                       -------------------------------       -------------------------------
                                       Nine months ended September 30,       Nine months ended September 30,
                                       -------------------------------       -------------------------------
                                           1996              1995                1996                1995
                                       -----------      --------------       -----------         -----------
                                           (dollars in thousands)                (dollars in thousands)
Loans sold  . . . . . . . . . . . . .  $ 1,562,205      $    1,046,535       $   103,556               -
Average coupon  . . . . . . . . . . .       11.25%              11.96%            11.00%               -
Interest spread retained  . . . . . .        4.71%               4.99%             3.25%               -
Loan sale gains . . . . . . . . . . .  $   137,060      $      102,664       $     6,264               -

    Fluctuations in and the level of market interest rates will impact the interest spread retained by the Company on loans sold (which include for purposes hereof manufactured housing contracts), and, potentially, the amount of its loan sale gains. An increase in the level of market interest rates will generally adversely affect the interest spread on loans sold, whereas such interest spread generally widens during a declining interest rate environment. Although actions have been taken by the Company during a rising interest rate environment to mitigate the impact on earnings of fluctuations in market rates, such as increasing the coupon rate charged on its loan products, the effect of such actions will generally lag the impact of market rate fluctuations. In connection with its securitization transactions, the Company has used a prefunding feature which "locks in" the pass-through rate that the Company will pay to the investors on a prefunded amount which will be used to acquire loans at a future date. The Company is obligated for the difference between the earnings on such prefunded amount and the pass-through interest paid to the investors during the period from the date of the closing of the securitization transaction until the date of delivery of the loans. In connection with the securitization transactions which closed in the third quarter of 1996, approximately $42.5 million and $11.4 million were held in prefunding accounts for purchase of the Company's home equity loans and manufactured housing contracts, respectively, during the fourth quarter of 1996.

    Finance income fees earned and other loan income increased $25.1 million for the first nine months of 1996 compared to the same period of 1995 primarily due to the growth in the portfolio of loans warehoused pending loan sales, a $1.1 billion increase in the average serviced portfolio, the recognition of loan fees at the time of sale of the loans and the impact of finance income earned from the manufactured housing unit. The following table presents the composition of finance income, fees earned and other loan income for the periods indicated:

                                                            Nine months ended September 30,
                                                            -------------------------------
                                                               1996                  1995
                                                            ----------          -----------
                                                                    (in thousands)
Servicing fees earned . . . . . . . . . . . . . . . . .     $   96,259          $    62,936
Loan origination fees . . . . . . . . . . . . . . . . .         63,377               51,416
Loan interest . . . . . . . . . . . . . . . . . . . . .         14,847                6,396
Other loan income . . . . . . . . . . . . . . . . . . .          6,770                6,489
Amortization  . . . . . . . . . . . . . . . . . . . . .        (78,756)             (49,849)
                                                            ----------          -----------
    Total   . . . . . . . . . . . . . . . . . . . . . .     $  102,497          $    77,388
                                                            ==========          ===========

    The Company estimates that non-accrual loans reduced mortgage loan interest for the first nine months of 1996 and 1995 by approximately $14.9 million and $9.4 million, respectively. The Company is generally obligated to advance interest on delinquent loans serviced for third party investors until satisfaction of the note, liquidation of the collateral or charge off of the delinquent loan. During the nine months ended September 30, 1996 the average amount of non-accrual loans owned and/or serviced by the Company was $153 million compared to approximately $99 million during the same period of 1995.

    Loan origination fees in excess of direct origination costs on loans held by the Company are recognized over the lives of the loans and are recognized at the time of sale on loans sold to third parties. During the nine months ended September 30, 1996 and 1995, the Company sold approximately $1.6 billion and $1.0 billion, respectively, in home equity loans and recognized approximately $33.6 million and $27.3 million, respectively, in net loan origination fees in connection with these sales.

    Investment income totaled $9.5 million for the first nine months of 1996 compared to investment income of $5.2 million during the same period of 1995. Investment income is primarily related to interest earned on temporary investments-reserve accounts. Investment income during the first nine months of 1996 also includes approximately $.6 million in unrealized gains on common stock classified as trading account securities.

    Other income includes overhead reimbursement from discontinued operations prior to their disposition and income earned by the Company's telecommunication and property management services with respect to its office park.

    Personnel expenses increased approximately $20.0 million primarily because of costs associated with the expansion of the Company's lending operations. Approximately 23% of the increase in personnel costs is related to the startup of the Company's manufactured housing lending operations. The remaining increase is primarily related to expansion of the Company's mortgage distribution network and incentive compensation related to an increase in home equity loan production.

    Interest expense for the first nine months of 1996 increased $8.8 million from the same period of 1995 primarily as the result of an increase of $55 million in the average amount of corporate debt outstanding and a $95 million increase in the average amount of borrowings under the Company's warehouse facilities.

    Other operating expenses for the nine months ended September 30, 1996 increased approximately $16.0 million when compared to the same period of 1995 primarily as the result of expansion of the Company's lending operations including a $6.0 million increase in occupancy and general office expenses, a $2.5 million increase in advertising expense and a $2.9 million increase in professional and legal expenses.

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

    Substantially all of the home equity loans and manufactured housing contracts produced by the Company are sold in securitization transactions in which securities backed by these loans and contracts ("pass-through certificates") are publicly offered and sold, with servicing rights retained. The purchasers of the pass-through certificates receive a credit enhanced security which is provided in part in home equity loan securitizations through a guaranty provided by a third party insurer and, in the initial manufactured housing contract securitization, which closed in September 1996, through a senior/subordinated structure. Credit enhancement for the pass-through certificates is also provided by subordinating a cash deposit and the excess interest spread retained by the Company to the payment of scheduled principal and interest on the certificates. The subordination of the cash deposit and the excess interest spread retained by the Company relates to credit losses which may occur after the sale of the loans and contracts and continues until the earlier of the payment in full of the loans or termination of the agreement pursuant to which the loans and contracts were sold. If cumulative payment defaults exceed the amount subordinated, a third party insurer in the home equity securitizations is obligated to pay any further losses experienced by the owners of the pass-through certificates. Such losses are borne first by the subordinated pass-through certificates in the initial manufactured housing contract securitization.

    The Company is also obligated to cure, repurchase or replace loans and contracts which may be determined after the sale to violate representations and warranties relating to them and which are made by the Company at the time of the sale. The Company regularly evaluates the quality of the loan portfolio and estimates its risk of loss based upon historical loss experience, prevailing economic conditions, estimated collateral value and such other factors which, in management's judgment, are relevant in estimating the credit risk in owned and/or serviced loans. For loans and contracts sold, the Company records a provision for estimated amount of credit losses at the time of sale, and records such amount on its balance sheet in the allowance for loan losses. Estimated losses on the owned portfolio are also provided for by an increase in the allowance for loan losses through a charge to current operating income. At September 30, 1996, the allowance for loan losses was $70.6 million. The maximum recourse associated with sales of home equity loans and manufactured housing contracts according to terms of the sale agreements totaled approximately $726 million, of which amount approximately $716 million relates to the subordinated cash and excess interest spread. Should credit losses on loans and contracts sold materially exceed the Company's estimates for such losses, such consequence will have a material adverse impact on the Company's operations.

    At September 30, 1996, the contractual balance of home equity loans serviced was approximately $3.5 billion, substantially all of which are owned by and serviced for third party investors. The portfolio is geographically diversified. Although the Company services loans in 48 states, at September 30, 1996 a substantial portion of the loans serviced were originated in Ohio (8.8%), Louisiana (8.2%) and Florida (8.0%), respectively, and no other state accounted for more than 7.0% of the serviced portfolio. In addition, at September 30, 1996, the Company serviced approximately $104 million manufactured housing contracts, 45% of which were originated in Texas and 11% of which were originated in each of the states of Georgia, North Carolina and South Carolina. The risk inherent in geographic concentrations is dependent not only upon regional and general economic stability which affects property values, but also the financial well-being and creditworthiness of the borrower.


    During the third quarter of 1996, the Company completed the first securitization of its manufactured housing contracts in which $108.7 million of pass-through certificates were sold in a senior/subordinated structure. An additional class of subordinated certificates totaling approximately $6.3 million provided limited credit support for the other certificates and was not offered publicly. In addition, the transaction included a prefunding feature in which approximately $11.4 million will be held in a prefunding account for the purchase of manufactured housing contracts during the fourth quarter of 1996.

    The following table provides a summary of loans owned and/or serviced which are past due 30 days or more, foreclosed properties and loans charged off as of the dates indicated:

                                                                            Foreclosed Properties
                                                                            ---------------------
                                                                                          Serviced
                            Contractual    Delinquencies       % of          Owned           for                              % of
                              Balance       Contractual     Contractual      by the       Third Party      Net Loans       Average
Period Ended                  of Loans        Balance        Balance        Company       Investors       Charged Off      Loans*
------------                -----------    -------------    -----------     -------       -----------     -----------      --------

Nine months ended September 30, 1996                                 (dollars in thousands)
------------------------------------
Home equity . . . . . . .  $ 3,546,287      $     350,354       9.88%     $   6,220      $    38,928     $      12,036       0.51%
Manufactured housing  . .       85,917                295       0.34%           253             -                    6        -
Other . . . . . . . . . .       48,904              2,836       5.80%        14,579**          2,343             1,190       2.93%
                           -----------      -------------                 ---------      -----------     -------------
    Total   . . . . . . .  $ 3,681,108      $     353,485       9.60%     $  21,052      $    41,271     $      13,232
                           ===========     ==============                ==========      ===========     =============

Year Ended December 31, 1995
----------------------------
Home equity . . . . . . .  $ 2,701,481      $     220,145       8.15%     $   8,469      $    21,604     $      12,221       0.56%
Manufactured housing  . .          888               -           -             -                -                  -         -
Other . . . . . . . . . .       59,033              2,734       4.63%         2,982             -                   51       0.08%
                           -----------     --------------                ----------      -----------     -------------
    Total   . . . . . . .  $ 2,761,402      $     222,879       8.07%     $  11,451      $    21,604     $      12,272
                           ===========     ==============                ==========      ===========     =============

Year Ended December 31, 1994
----------------------------
Home equity . . . . . . .  $ 1,683,698      $     129,203       7.67%     $   8,791      $    11,837     $      11,694       0.84%
Other . . . . . . . . . .       74,775              2,672       3.57%         2,943               35                92       0.11%
                           -----------     --------------                ----------      -----------     -------------
    Total   . . . . . . .  $ 1,758,473      $     131,875       7.50%     $  11,734      $    11,872     $      11,786
                           -----------     ==============                ==========      ===========     =============


 *Annualized for the nine months ended September 30, 1996.
**Includes $10.2 million in foreclosed properties acquired in connection with the disposition of UCLIC - see Note 2 of the Notes to Consolidated Financial Statements.

    The percentage of home equity loans thirty days or more delinquent was 9.88% at September 30, 1996 compared to 7.98% at June 30, 1996. This increase in delinquency was generally due to the seasoning of the substantial volume of loans produced in the last three years, a shift in the mix of business toward longer maturity loans and a general seasonality in the third quarter. Net charge-offs on home equity loans were $12.0 million for the nine months ended September 30, 1996 compared with $8.7 for the nine months ended September 30, 1995. The annualized charge-off rate on the average home equity loans for the nine months ended September 30, 1996 and 1995 was .51% and .57%, respectively.

    In connection with the sale of UCLIC discussed in Note 2 of the Notes to Consolidated Financial Statements, the servicing of substantially all of the commercial real estate mortgage loans and commercial pass-through certificates was transferred to UCLIC. The table above excludes these loans and pass-through certificates which, prior to this transfer of servicing, were serviced without recourse.

    The above delinquency and loan loss experience represents the Company's recent experience. However, the delinquency, foreclosure and net loss percentages may be affected by the increase in the size and relative lack of seasoning of a substantial portion of the portfolio. In addition, the Company can neither quantify the impact of property value declines, if any, on the home equity loans and manufactured housing contracts nor predict whether or to what extent or how long such declines may exist. In a period of such declines, the rates of delinquencies, foreclosures and losses on the home equity loans and manufactured housing contracts could be higher than those theretofore experienced in the mortgage lending industry in general. Adverse economic conditions (which may or may not affect real property values) may affect the timely payment by borrowers of scheduled payments of principal and interest on the home equity loans and manufactured housing contracts and, accordingly, the actual rates of delinquencies, foreclosures and losses. As a result, the information in the above tables should not be considered as the only basis for assessing the likelihood, amount or severity of delinquencies or losses in the future and no assurance can be given that the delinquency and loss experience presented in the tables will be indicative of such experience.

    A summary analysis of the changes in the Company's allowance for loan losses for the indicated periods is as follows:

                                                                             Nine months ended September 30,
                                                                             -------------------------------
                                                                              1996                    1995
                                                                           ---------               ---------
                                                                                     (in thousands)
              Balance at beginning of period  . . . . . . . . . . . . . . .$  51,454               $  34,478

              Loans charged to allowance
                  Home equity   . . . . . . . . . . . . . . . . . . . . . .  (14,047)                (10,070)
                  Manufactured housing  . . . . . . . . . . . . . . . . . .       (6)                    -
                  Other   . . . . . . . . . . . . . . . . . . . . . . . . .   (1,231)                    -
                                                                           ---------               ---------
                  Total   . . . . . . . . . . . . . . . . . . . . . . . . .  (15,284)                (10,070)
              Recoveries on loans previously
                charged to allowance  . . . . . . . . . . . . . . . . . . .    2,052                   1,324
                                                                           ---------               ---------
              Net loans charged off . . . . . . . . . . . . . . . . . . . .  (13,232)                 (8,746)

              Loan loss provision on owned and serviced loans . . . . . . .   30,184                  22,518
              Reserve reclassification  . . . . . . . . . . . . . . . . . .    2,241                    (891)
                                                                           ---------               ---------
              Balance at end of period  . . . . . . . . . . . . . . . . . .$  70,647               $  47,359
                                                                           =========               =========

LIQUIDITY AND CAPITAL RESOURCES

    The principal cash requirements of the Company's lending operations arise from loan originations, deposits to reserve accounts, repayments of inter-company debt borrowed under the Company's senior notes and short-term borrowings, payments of operating and interest expenses, and income taxes related to loan sale transactions. Loan production is funded principally through proceeds of warehouse facilities pending loan sales. At September 30, 1996, the Company had three secured warehouse facilities available for its home equity loan product: (i) a warehouse facility provided by a syndicate of commercial banks (the "Commercial Bank Warehouse"), (ii) a warehouse facility provided by the investment bank which acted as lead underwriter for the Company's third quarter home equity loan securitization (the "Investment Bank Warehouse"), and (iii) a warehouse facility provided by UCLIC (the "UCLIC Warehouse"). In June, 1996, the Commercial Bank Warehouse was increased from $150 million to $350 million and the lender's commitment was extended from May, 1997 to May, 1998. As of September 30, 1996 $1.9 million was outstanding under the Commercial Bank Warehouse. The Investment Bank Warehouse was directly related to the third quarter home equity loan securitization, initially provided for funding up to $300 million of eligible home equity loans for such securitization and terminated upon the closing of the last delivery of loans under the prefunding accounts relative to this securitization. As of September 30, 1996, $150 million was available and no amounts were outstanding under the Investment Bank Warehouse. The UCLIC Warehouse, which was established upon the sale of UCLIC, provides for the purchase of up to $300 million in first mortgage residential loans and has a maturity of July, 1999. The Company has the right for a limited time to repurchase certain loans which are eligible for securitization and as of September 30, 1996, $17.8 million in loans eligible for securitization were funded under this facility. In addition, the Company had a manufactured housing contract warehouse which was directly related to the third quarter manufactured housing securitization and was provided by the investment bank which acted as lead underwriter for such securitization
(the "Manufactured Housing Warehouse"). The Manufactured Housing Warehouse initially provided for funding up to $150 million of eligible manufactured housing contracts and terminated upon the closing of the last delivery of contracts under the prefunding accounts relative to this securitization. As of September 30, 1996, $11.4 million was available and no amounts were outstanding under the Manufactured Housing Warehouse.

    Substantially all of the home equity loans and manufactured housing contracts originated or acquired by the Company are sold. Net cash from operating activities of the Company in the first nine months of 1996 and 1995 reflects approximately $1.8 billion and $2.0 billion, respectively, in cash used for loan originations and acquisitions of home equity loans and manufactured housing contracts. The primary source of funding for loan originations is derived from the reinvestment of proceeds from the ultimate sale of these products in the secondary market which totaled approximately $1.7 billion and $2.0 billion in the nine months ended September 30, 1996 and 1995, respectively. In connection with the sale transactions in the secondary market, third-party surety bonds (in the case of home equity loan sales) and cash deposits by the Company as credit enhancements have been provided. The loan sale transactions have required the subordination of certain cash flows payable to the Company to the payment of principal and interest due to certificate holders. In connection with these transactions, the Company has been required, in some instances, to fund an initial deposit, and thereafter, in each transaction, a portion of the amounts receivable by the Company from the excess interest spread has been required to be placed and maintained in a reserve account to the extent of the subordination requirements. The subordination requirements generally provide that the excess interest spread is payable to a reserve account until a specified level of cash, which is less than the maximum subordination amount, is accumulated therein. The capitalized excess servicing income of the Company is subject to being utilized first to replenish cash paid from the reserve account to fund shortfalls in collections from borrowers who default on the payment of principal or interest on the loans and contracts underlying the pass-through certificates issued until the total of the Company's deposits into the reserve account equal the maximum
subordination amount.   After the Company's deposits into the reserve account
equal the maximum subordination amount for a transaction, the subordination of the related excess interest spread (including the guarantee fee payable therefrom) for these purposes is terminated. The excess interest spread required to be deposited and maintained in the respective reserve accounts will not be available to support the cash flow requirements of the Company until such amount exceeds the maximum subordinated amount (other than amounts, if any, in excess of the specified levels required to be maintained in the reserve accounts, which may be distributed periodically to the Company). At September 30, 1996, the amounts on deposit in such reserve accounts totaled $208 million. In April, 1996, a subsidiary of the Company entered into a letter of credit and reimbursement agreement with the domestic branch of an international bank pursuant to which the bank issued a letter of credit to replace a substantial portion of the cash previously required to be maintained in the reserve accounts for five loan securitization transactions consummated in 1993 and 1994. As a consequence, $40 million was released from the related reserve accounts to the Company, and these proceeds, net of transaction costs, were used to pay down outstanding debt of the Company in April, 1996.

RATINGS.

    In July, 1996, Moody's Investor Services, Inc. raised its rating on the Company's senior unsecured debt to Ba1 from Ba2.

ACCOUNTING STANDARDS.

    In June, 1996 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("SFAS No. 125"). SFAS No. 125 focuses on control of the financial asset and provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No. 125 provides certain conditions that must be met to determine that control of the financial asset has been surrendered. SFAS 125 requires that servicing assets and other retained interests in the transferred assets be measured by allocating the previous carrying amount between the assets sold, if any, and retained interests, if any, based on their relative fair values at the date of transfer. Implementation of SFAS No. 125 will require the Company to change the method of calculating the gain on sale of loans, which the Company estimates will reduce the amount of gain recognized on loan sales by approximately 5% to 10% and, conversely, decrease the amortization of loan sale gain in future periods. The statement is effective for transfers and servicing of financial assets and extinguishments of liabilities after December 31, 1996, and is to be applied prospectively. Earlier or retroactive application is not permitted.

OTHER EVENTS.

    On October 15, 1996, the Company announced that it had signed a non-binding letter of intent to acquire Empire Funding Corp. ("Empire Funding"). Headquartered in Austin, Texas, Empire Funding is a privately held lender that specializes in originating and servicing FHA Title I and conventional home improvement loans. It has approximately 340 employees and operates in 46 states through 16 branch offices and 180 direct correspondents. For the twelve months ended September 30, 1996, Empire Funding originated approximately $256 million in loans.

    As of October 15, 1996, the transaction was valued at $89 million and the Company anticipates that the acquisition will be accounted for as a purchase. Under the terms of the letter of intent, the aggregate consideration for the purchase will be comprised of approximately $45 million in cash and approximately 1.3 million shares of the Company's common stock in exchange for all of the outstanding common stock of Empire Funding. The number of shares to be issued is subject to adjustment in the event that the Company's common stock trades above $40.11 per share or less than $33.24 per share immediately prior to the closing of the transaction. Completion of the acquisition is subject to the favorable outcome of a due-diligence investigation, execution of a definitive agreement, approval by the board of directors of each company and necessary regulatory approvals.



    The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. This Quarterly Report on Form 10-Q contains forward-looking statements that reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those identified below, which could cause actual results to differ materially from historical results or those anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The following non-exclusive factors could cause actual results to differ materially from historical results or those anticipated: (1) changes in the performance of the financial markets, in the demand for and market acceptance of the Company's products, and in general economic conditions, including interest rates; (2) the presence of competitors with greater financial resources and the impact of competitive products and pricing; (3) the effect of the Company's policies; and (4) the continued availability to the Company of adequate funding sources.

                       REVIEW BY INDEPENDENT ACCOUNTANTS


The Company's independent accountants, Deloitte & Touche LLP, have performed a review of the accompanying unaudited consolidated balance sheet as of September 30, 1996 and the related consolidated statements of income and cash flows for the nine months ended September 30, 1996 and 1995, and previously audited and expressed an unqualified opinion dated February 29, 1996 (July 24, 1996 as to Notes 3.4, 6 and 11) on the consolidated financial statements of the Company and its subsidiaries as of December 31, 1995, from which the consolidated balance sheet as of this date is derived.

INDEPENDENT ACCOUNTANTS' REPORT


United Companies Financial Corporation:

We have reviewed the accompanying consolidated balance sheet of United Companies Financial Corporation and subsidiaries as of September 30, 1996, and the related consolidated statements of income and cash flows for the three month and nine month periods ended September 30, 1996 and 1995. These financial statements are the responsibility of the Corporation's management.

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

Baton Rouge, Louisiana
November 8, 1996

                                   PART II

                              OTHER INFORMATION



Items 1 through 5.    Inapplicable

Item 6.               Exhibits and Reports on Form 8-K

                      (a)        Exhibits      -    (2)Amended and Restated

                                                    Stock Purchase Agreement dated as of July 24, 1996, between United Companies
                                                    Financial Corporation and Pacific Life and Accident Insurance Company.
                                                    Incorporated herein by reference to the designated Exhibit of the Company's
                                                    Current Report on Form 8-K filed on August 8, 1996.

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


                                         UNITED COMPANIES FINANCIAL CORPORATION




Date:     11/13/96                       By:  /s/ J. Terrell Brown
      -------------------------               ---------------------------------
                                                  J. Terrell Brown
                                                  Chairman and Chief Executive
                                                  Officer



Date:     11/13/96                       By:  /s/ Dale E. Redman
      ---------------------------             ---------------------------------
                                                  Dale E. Redman
                                                  Executive Vice President and
                                                  Chief Financial Officer

           UNITED COMPANIES FINANCIAL CORPORATION AND SUBSIDIARIES

                              INDEX TO EXHIBITS


         EXHIBIT NO.

         2 Amended and Restated Stock Purchase Agreement dated as of July 24, 1996, between United Companies Financial Corporation and Pacific Life and Accident Insurance Company. Incorporated herein by reference to the designated Exhibit of the Company's Current Report on Form 8-K filed on August 8, 1996.


         11          Statement re computation of earnings per share

         15          Letter of Deloitte & Touche LLP

         27          Financial Data Schedule