Form 10-K
period 1996-12-31
UNITED COMPANIES FINANCIAL CORP
filed 1997-03-24
CIK 217416

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K
(Mark One)
[X]
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                      For the year ended December 31, 1996
                                       OR
[ ]
            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM             TO

                         COMMISSION FILE NUMBER 1-7067

                     UNITED COMPANIES FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)

              Louisiana                                71-0430414
              ---------                                ----------
     (State or other jurisdiction           (I.R.S. Employer Identification No.)
  of incorporation or organization)

           4041 Essen Lane
       Baton Rouge, Louisiana                                    70809
       ----------------------                                    -----
(Address of principal executive office)                       (Zip Code)

       Registrant's telephone number, including area code (504) 924-6007

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                          NAME OF EACH EXCHANGE ON
               TITLE OF EACH CLASS                          WHICH REGISTERED
               -------------------                    --------------------------------

          Common Stock, Par Value $2.00                        NEW YORK STOCK
                                                                  EXCHANGE

6 3/4% PRIDES (SM), Convertible Preferred Stock,               NEW YORK STOCK
                 Par Value $2.00                                  EXCHANGE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                      None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of voting stock held by non-affiliates of the registrant as reported on the New York Stock Exchange as of March 5, 1997 was $596,883,646.

    The number of shares of $2.00 par value stock issued and outstanding as of March 5, 1997 was 28,494,326 excluding 1,159,682 treasury shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

    The registrant's Definitive Proxy Statement to be prepared pursuant to Regulation 14A and filed in connection with solicitation of proxies for its Annual Meeting of Shareholders, to be held May 14, 1997, is incorporated by reference into Part III of this Form 10-K.

================================================================================

                                     PART I

ITEM 1.  BUSINESS

GENERAL

    United Companies Financial Corporation (the "Company" or "UCFC"), founded in 1946, is a financial services holding company engaged in consumer lending. The Company's lending operations primarily are focused on the origination, purchase, sale and servicing of first mortgage, non-conventional, home equity loans which are typically not loans for the purchase of homes. These home equity loans, which are fixed and variable rate mortgage loans, are made primarily to individuals who may not otherwise qualify for conventional loans which are readily marketable to government-sponsored mortgage agencies or conduits and available through most commercial banks and many other lending institutions. The Company's home equity loan originations are accomplished primarily through the following distribution channels: (i) a retail branch network conducted through United Companies Lending Corporation(R) ("UC Lending"), (ii) a wholesale operation conducted through UNICOR MORTGAGE(R), Inc. and through GINGER MAE(R), Inc., a division of UC Lending, each of which offer home equity loan products, and (iii) a bulk loan purchase program conducted through Southern Mortgage Acquisition, Inc. ("SMA"), which from time to time purchases pools of home equity loans from other lenders. In addition, the Company's lending operations include manufactured housing loan products offered through its wholly owned subsidiary, United Companies Funding, Inc.
("UCFI").   These manufactured housing contracts are made primarily to finance the purchase of new or used manufactured homes and are typically secured by a first lien security interest in the manufactured homes. The Company also began offering in mid-1996 a secured credit card product which is presently targeted to the Company's home equity loan customer base. These credit card loans are typically secured by a second lien, behind the Company's first lien, on the borrower's residence.

    Loan production is funded principally through loan facilities pending loan sales. Substantially all of the home equity loans and manufactured housing contracts originated or purchased by the Company are sold in the secondary market principally through securitization transactions under Company sponsored shelf registration statements.

    In addition to its lending operations, the Company was historically engaged in insurance operations. During 1996, the Company sold all of the outstanding common stock of United Companies Life Insurance Company ("UCLIC"), its life and annuity insurance subsidiary, and United General Title Insurance Company ("UGTIC"), its title insurance subsidiary. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Discontinued Operations and Note 11 to the Notes to Consolidated Financial Statements.

    The Company was incorporated in the State of Louisiana in 1946 and its principal offices are located in Baton Rouge, Louisiana. It currently has approximately 2,500 employees.

    The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. This Annual Report on Form 10-K contains forward-looking statements that reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those identified below, which could cause actual results to differ materially from historical results or those anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The following non- exclusive factors could cause actual results to differ materially from historical results or those anticipated: (1) changes in the performance of the financial markets, in the demand for and market acceptance of the Company's products, and in general economic conditions, including interest rates; (2) the presence of competitors with greater financial resources and the impact of competitive products and pricing; (3) the effect of the Company's policies; and (4) the continued availability to the Company of adequate funding sources.

    Distribution network. At December 31, 1996, the Company's lending activities were primarily conducted through the following distribution channels:

         UC LENDING, the Company's retail operation, consisted of 185 offices in 42 states at year end 1996. During 1996, UC Lending originated $1.1 billion in home equity loans compared to $939.1 million for 1995, representing an increase of 18%. During 1996, UC Lending strengthened its branch network by opening 45 new offices while closing 10 offices, ending the year with 185 offices in 42 states. Also in 1996, UC Lending focused on employee training programs, which included training over 1,000 originators.

         UNICOR, one of the Company's wholesale operations, produced $570.1 million in home equity loans in 1996 compared to $423.0 million for 1995, representing an increase of 35%. UNICOR continued to target the broker and correspondent community and was successful in adding an additional 770 brokers and correspondents for a total at year end 1996 of approximately 2,840. Geographically, UNICOR expanded its operations to an additional 4 states for a total of 48 at year end.

         GINGER MAE, another of the Company's wholesale operations which operates through financial institutions (banks, thrifts and credit unions), produced $118.9 million in home equity loans in 1996 compared to $50.8 million in 1995. GINGER MAE increased the number of financial institutions it serves from 240 at year end 1995 to 342 in a total of 26 states at year end 1996.

         SOUTHERN MORTGAGE ACQUISITION, which purchases home equity loans in bulk, produced $441.4 million in home equity loans in 1996 compared to $128.6 million for 1995.

         UNITED COMPANIES FUNDING, the Company's manufactured housing lender, completed its first full year of operations by producing $118.8 million in contracts in 1996. The manufactured housing unit originates loan products through dealers and directly to the consumer. At year end 1996, UCFI operated in 31 states through 1,725 dealers.

    Products and Production. The Company's principal products are home equity loans with a fixed amount and term to maturity, which are secured by a first lien mortgage on the borrower's residence. Typically the proceeds of the loan will be used by the borrower to refinance an existing first mortgage in order to finance home improvements or for debt consolidation. These types of loans are commonly referred to as "B" and "C" grade loans. These loans are distinct from home equity revolving lines of credit, which are generally secured by a second mortgage and typically carry a floating interest rate. The Company offers fixed rate and adjustable rate ("ARM") home equity loan products.

    In addition to home equity loans, the Company offers manufactured housing loan products made primarily to finance the purchase of new or used manufactured homes. These contracts are typically secured by (i) a security interest in the manufactured home purchased with the proceeds of such contracts or (ii) with respect to certain of the contracts, liens on the real estate to which the related manufactured homes are deemed permanently affixed.

    The Company also began offering in mid-1996 a secured credit card product which is presently targeted to the Company's home equity loan customer base. These credit cards are typically secured by a second lien, behind the Company's first lien, on the borrower's residence.

    The following table reflects loan production by distribution network by product type for the periods indicated:

                                          1996                      1995                         1994
                                 ------------------------   -------------------------     -----------------------
                                                 AVERAGE                     AVERAGE                     AVERAGE
                                     AMOUNT     LOAN SIZE       AMOUNT      LOAN SIZE       AMOUNT      LOAN SIZE
                                 -------------  ---------   -------------   ---------     ----------    ---------
                                                                  (IN THOUSANDS)
Home Equity
  UC Lending
     Fixed  . . . . . . . . . .  $     680,481         38   $     740,707            37   $  679,466           38
     ARM  . . . . . . . . . . .        430,374         69         198,369            78       11,560           90
                                 -------------              -------------                 ----------

                                     1,110,855                    939,076                    691,026
   UNICOR
     Fixed  . . . . . . . . . .        542,845         56         337,802            50      146,832           48
     ARM  . . . . . . . . . . .         27,259        107          85,208           104       45,248           97
                                 -------------              -------------                 ----------
                                       570,104                    423,010                    192,080
  GINGER MAE
     Fixed  . . . . . . . . . .        115,079         71          44,497            59        9,864           55
     ARM  . . . . . . . . . . .          3,805        131           6,351           115          201          101
                                 -------------              -------------                 ----------
                                       118,884                     50,848                     10,065
  SMA
     Fixed  . . . . . . . . . .         42,139         72           7,709            50        1,739           38
     ARM  . . . . . . . . . . .        399,306        111         120,894           156       13,911           58
                                 -------------              -------------                 ----------
                                       441,445                    128,603                     15,650
  UCFI
    Fixed . . . . . . . . . . .          3,170         52             -             -           -            -

Manufactured housing --
 chattel contracts
     UC Lending . . . . . . . .          1,289         18             -             -            -            -
     UCFI . . . . . . . . . . .        115,631         30             887           -            -            -
                                 -------------              -------------                 ----------
                                       116,920                        887                        -

        Total Production  . . .  $   2,361,378              $   1,542,424                 $  908,821
                                 =============              =============                 ==========

    As of December 31, 1996, approximately 96.8% in aggregate principal amount of the home equity loans owned and/or serviced by the Company were secured by a first mortgage with the remaining 3.2% in aggregate principal amount secured by second or multi-property mortgages. During 1996, approximately $2.2 billion in first mortgage home equity loans and $67 million in second mortgage and multi-property home equity mortgage loans were originated or acquired by the Company. In the case of most home equity loans for home improvements, the loan proceeds are disbursed to an escrow agent which, according to guidelines established by the Company, releases such proceeds upon completion of the improvements or in draws as the work on the improvements progresses. The weighted average interest rate on home equity loans produced during 1996 was 11.2%, compared to 11.6% during 1995. Costs incurred by the borrower for loan origination, including origination points and appraisal, legal and title fees, are often included in the amount financed.

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

    The Company's manufactured housing lending program is primarily conducted through UCFI. UCFI may (i) purchase contracts from approved manufactured housing dealers ("indirect financing"), (ii) originate contracts directly with individual owners or purchasers of manufactured homes ("direct financing") or
(iii) make bulk purchases of contracts originated or acquired by other lending institutions or finance companies. These contracts are generally secured by a security interest in the manufactured home purchased with the proceeds of the loan. Through its affiliates, UCFI also originates contracts ("land and home contracts") which, in addition to being secured by security interests in the manufactured homes, are secured by liens on the real estate to which the manufactured homes are deemed permanently affixed. Manufactured home contracts are generally subject to minimum down payments of approximately 10% of the amount financed and the term of the contracts do not exceed 30 years. At December 31, 1996, UCFI was licensed to conduct business in 31 states.

    Through its regional managers, UCFI purchases manufactured housing contracts from manufactured housing dealers. UCFI's regional managers contact dealers located in their region and explain UCFI's available financing plans, terms, prevailing rates and credit and financing policies. If the dealer wishes to use UCFI's available customer financing, the dealer must make an application for dealer approval. Upon satisfactory results of UCFI's investigation of the dealer's creditworthiness and general business reputation, UCFI and the dealer execute a dealer agreement. As of December 31, 1996, the dealers with which UCFI has entered into dealer agreements are located in 31 states.

    UCFI provides indirect financing only for manufactured homes which are manufactured by an approved manufacturer. Approval may be requested by a dealer or a manufacturer. If UCFI's review of the manufacturer's creditworthiness and general business reputation is satisfactory, UCFI will approve the manufacturer's products as being eligible for indirect financing.

    All contracts that UCFI purchases from dealers are written on forms provided by UCFI and are purchased on an individually approved basis. The dealer submits the customer's credit application and purchase order to UCFI's executive offices where UCFI's underwriters make an analysis of the creditworthiness of the proposed buyer. If the application meets UCFI's guidelines and the credit is approved, UCFI purchases the contract after the manufactured home is delivered and set up and the customer has been contacted by telephone to obtain the customer's approval of the manufactured home and the delivery and set-up of the manufactured home.

    Financing is also provided directly to individuals who own or wish to purchase manufactured homes. The customer's credit application is submitted to UCFI or one of its affiliate's executive offices where the underwriters make an analysis of the creditworthiness of the customer. A customer's application will also be accepted over a toll-free telephone number established for that purpose. If the telephone application receives preliminary approval, it is further processed as with other customer applications.

    Manufactured housing contracts originated or acquired by other lending institutions or finance companies may also be purchased by the Company. Each contract so purchased will be re-underwritten prior to the purchase thereof using the then-current underwriting standards.

    Underwriting. Home equity loans. Supervision of the underwriting staff is centralized, however, each of the Company's distribution networks for home equity loans has its own staff of underwriters in order to provide better service to its respective customers. Regardless of the manner of origination, all home equity loans are underwritten (or, in the case of bulk purchases, are re-underwritten) prior to approval and funding utilizing substantially similar underwriting guidelines. The underwriting function is centralized at the home office. Underwriting guidelines are modified from time to time. The following is a description of the current underwriting guidelines, which are not materially different from prior guidelines.

    The underwriting process is intended to assess the prospective borrower's ability and willingness to repay the loan and the adequacy of the real property security as collateral for the loan granted. On a case-by-case basis, home equity loans may be made which vary from the underwriting guidelines; however, such variations are approved by the home office underwriting department.

    The Company originates fixed-rate home equity loans with original terms to maturity not to exceed: 360 months for single family, owner occupied first mortgages; 360 months for single family, non-owner occupied first mortgages; 360 months for single family, combination owner occupied/rental property first mortgages; and 180 months for single family, owner occupied second mortgages. The fixed-rate loan amounts generally do not exceed $500,000 in the case of loans secured by first liens, and $150,000 in the case of loans secured by second liens, in each case unless a higher amount is specifically approved by the applicable underwriters.

    All of the fixed-rate home equity loans are fully amortizing, except for Balloon Loans which comprise 5.6% of the portfolio. UNICOR originates and the Company's other distribution networks may originate fixed-rate loans with an original term to maturity ranging from 60 to 240 months and a longer amortization schedule ranging from 180 to 360 months ("Balloon Loans").
Balloon Loans must be secured by first liens on residential properties. UNICOR and GINGER MAE also originate fixed-rate home equity loans which provide that the interest rate may decrease by one percentage point if the borrower makes the first 12 consecutive monthly payments without a delinquency. At that time, the monthly payments will be recalculated to fully amortize the loan at the reduced rate over the remaining term to maturity. Adjustable rate home equity loans generally amortize fully over a period not to exceed 360 months. The maximum loan amount for adjustable-rate home equity loans is $500,000 unless a higher amount is specifically approved by the applicable underwriters.

    The homes used for collateral to secure the home equity loans may be owner occupied, non-owner occupied rental properties or a combination of owner occupied rental properties, which in any case are one-to-four family residences (which may be a detached or semi-detached row house, townhouse, a condominium unit or a unit in a planned unit development). In addition, such loans may be secured by single-family owner occupied manufactured or mobile homes with land if the manufactured or mobile homes are permanently affixed and defined as real estate under applicable state law. Certain loans may be secured by a leasehold interest and the improvements thereon. Second mortgages are generally permitted only for fixed-rate home equity loans and generally are limited to one-to-four family owner occupied property. Such a loan secured by a second mortgage typically will not be made if the first mortgage is a balloon or an individual or owner financed mortgage.

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

    Manufactured housing contracts. The underwriting of manufactured housing contracts focuses primarily on the borrower's willingness and capacity to repay the debt. The analysis includes application of a credit scoring system and a review of the applicant's paying habits, length and likelihood of continued employment, and certain other factors. The Company's current underwriting guidelines for conventional contracts limit the maximum loan size to $200,000 in the case of chattel contracts (i.e., manufactured housing installment sales contracts and manufactured housing installment loan agreements) and $300,000 in the case of land-and home contracts (i.e., contracts where the manufactured home is deemed permanently affixed to the real estate on which it is located). Appraisals on used manufactured homes are performed by employees of the Company or by independent appraisers approved by the Company. The appraisals of such independent appraisers are validated by the Company's personnel through a review of the National Automobile Dealers Association base values and on-site inspections. The Company applies substantially the same loan-to-value ratio, appraisal and other underwriting standards and procedures to the land-and-home contracts as are applied to other home equity loans.

    Loan-to-Value. Home equity loans. The total amount of a home equity loan generally includes origination fees, credit life insurance premium, if any, prepaid interest and other closing costs (such as the cost of an appraisal report and title insurance premiums). Loan-to-value is the percentage equal to the note amount divided by the lesser of appraised value or the purchase price of the real estate. For fixed-rate and adjustable rate home equity loans originated through the Company's wholesale operations, the maximum loan-to-value is 90%, with the maximum for rural properties generally being 80%. For home equity loans originated through the branch network, an Underwriting Loan-to-Value Ratio, as described below, is utilized. The total amount of a home equity loan, net of the origination fees, credit life insurance premium, if any, prepaid tax and insurance escrow, real estate tax service fee, loan application fee and prepaid interest, is defined as the "Cash Out." The "Underwriting Loan-to-Value Ratio" for underwriting purposes is the Cash Out divided by the appraised value or purchase price of the property, whichever is less. The Cash Out with respect to fixed-rate and adjustable-rate loans originated through the branch network is limited to 90% of the lesser of the applicable appraised value or purchase price of the property.

    Generally, the maximum Underwriting Loan-to-Value Ratio is 80% for a loan with a second mortgage on the property. With respect to rural properties, the maximum Underwriting Loan-to-Value Ratio (utilizing only up to ten acres and the improvements thereon) is 80%. The maximum Underwriting Loan-to-Value Ratio generally applicable to non-owner occupied homes is 75% and is generally 80% for owner occupied manufactured/mobile homes with land. Because the Underwriting Loan-to-Value Ratio is based on the Cash Out rather than the actual principal balance of the related loan, the loan-to-value ratio of such loan will be higher and could be substantially higher than the Underwriting Loan-to-Value Ratio. However, the loan-to-value ratio may not exceed 100%.

    Manufactured housing contracts. The "Value" used to calculate the original loan-to-value ratios of the contracts originated by UCFI is equal to (i) in the case of a chattel contract on a new manufactured home, the total cost of such manufactured home (allowing for the standard industry dealer markup of 30%), including sales and other taxes, filing and recording fees imposed by law and premiums for related insurance and optional equipment up to 25% of the base invoice and set-up fees, (ii) in the case of a chattel contract on a used manufactured home, either the total delivered sales price for such manufactured home, if available, or its appraised market value, plus, in either case, each of the following to the extent that the inclusion thereof does not exceed the appraised value of the manufactured home: sales and other taxes, filing and recording fees imposed by law and premiums for related insurance, or (iii) in the case of real estate securing a land-and-home contract, the total sales
price of the real estate and the manufactured home together.   "Value" used to
calculate the original loan-to-value ratios of manufactured housing contracts originated by other distribution networks of the Company or acquired from third parties will equal the lesser of the appraised value or, in the case of a purchase, the purchase price of the manufactured home and the related real estate to which the manufactured home is permanently affixed.

    With respect to conventional chattel contracts for new manufactured homes, the Company may finance up to the lesser of (a) 95% of the cash sale price (including taxes, fees and insurance) of the manufactured home or (b) 130% of the manufacturer's invoice price of the manufactured home plus 100% of taxes, license fees and freight charges, 100% of the dealer's cost of additional dealer-installed equipment (not to exceed 25% of the base price of the manufactured home), and up to $1,500 of set-up costs per module. With respect to used manufactured homes, the Company may finance up to 100% of the lesser of
(a) the total delivered sales price of the manufactured home (including taxes, fees, insurance and up to $1,500 of set-up costs per module), or (b) the appraised value of the manufactured home. Taxes, fees, and insurance may be included in the amount financed up to a maximum of 100% of the appraised value of the used manufactured home. The guidelines in this paragraph may be exceeded when the Company's underwriters deem it appropriate.

    Creditworthiness. Home equity loans/manufactured housing contracts. Verification of personal financial information for each applicant is required. The applicant's total monthly obligations (including principal and interest on each mortgage, tax assessments, other loans, charge accounts and all scheduled indebtedness) generally should not exceed 50% of a borrower's gross monthly income. In the case of adjustable-rate home equity loans, the debt ratio calculation is based upon the principal and interest payment amount utilizing the maximum rate on the second change date. Generally, the borrowers are required to have two years of employment with their current employer or two years of like experience. Applicants who are salaried employees must provide current employment information in addition to recent employment history. This information is verified for salaried borrowers based on written confirmation from employers, or a combination of a telephone confirmation from the employer and the most recent pay stub and the most recent W-2 tax form. A self-employed applicant is generally required to provide copies of complete federal income tax returns filed for the most recent two years. Re-verification of the foregoing information is generally not undertaken for home equity loans purchased through the bulk purchase program of the Company.

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

    Other requirements. The Company generally requires title insurance coverage on each home equity loan or land and home manufactured housing contract it originates.

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

    Loan sales and securitizations. Substantially all of the home equity loans and manufactured housing contracts originated or purchased by the Company are sold. Since 1985, the Company has sold home equity loans originated by it in the secondary market, initially in transactions with government-sponsored mortgage agencies or conduits, later in private placement transactions with financial institutions and, since the second quarter of 1993, through shelf registration statements filed with the Securities and Exchange Commission by subsidiaries of the Company. Approximately $5.2 billion of pass-through certificates backed primarily by first mortgage home equity loans originated or purchased by the Company through its distribution networks have been issued under the registration statements and publicly sold since 1993. During 1996, a subsidiary of the Company filed a shelf registration statement with the Securities and Exchange Commission for the sale of manufactured housing contract pass-through certificates. The registration statement was declared effective in September of 1996 and the Company issued and publicly sold approximately $164 million of such certificates during the third and fourth
quarters of 1996.   The Company intends to continue to effect securitization
transactions on a quarterly basis, but the amount and timing of sales of securities under the shelf registration statements will depend upon market and other conditions affecting the operations of the Company.

    The following table reflects certain information regarding home equity loan production and sales during the indicated periods:

                                                        1996             1995             1994
                                                    ------------     ------------     ------------
Home equity loan production . . . . . . . . . . . . $  2,244,458     $  1,541,537     $    908,821
Home equity loan sales  . . . . . . . . . . . . . . $  2,245,406     $  1,471,868     $    977,653
Average coupon on loans sold  . . . . . . . . . . .       11.20%           11.67%           11.80%
Interest spread retained on loans sold  . . . . . .        4.80%            4.98%            4.49%

    The weighted average interest spread on loans sold (the difference between the stated rate on the loan and the rate paid to purchasers, less certain recurring fees) is determined without regard to expected credit losses. Servicing rights are retained on substantially all loans sold.

    The Company's home equity loan securitization transactions are credit enhanced and the certificates issued pursuant thereto have received ratings of "Aaa" from Moody's Investors Service, Inc., "AAA" from Standard & Poor's, a division of The McGraw-Hill Companies, Inc. and "AAA" from Fitch Investors
Service L.P.   Credit enhancement is achieved in part through a guaranty
provided by a third party insurer and by subordinating an amount (the "Subordinated Amount") of the excess interest spread retained by the Company to the payment of scheduled principal and interest on the certificates should there be a shortfall in collections from borrowers in the form of monthly mortgage payments during any given period. If cumulative payment defaults exceed the Subordinated Amount, the third party insurer is obligated to pay any further losses experienced by the owners of the pass-through certificates. The Company has, from time to time, used the Financial Guaranty Insurance Company and MBIA Insurance Corporation as third party insurers. Credit enhancement for one of the manufactured housing securitization transactions was achieved in part through a guaranty provided by a third party insurer and by a senior/subordinated structure for the other transaction. The certificates issued pursuant to the manufactured housing securitizations have received investment grade ratings by nationally recognized rating agencies.

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

    The Company derives a significant portion of its income by realizing gains upon the sale of home equity loans and manufactured housing contracts (sometimes referred to collectively herein as "loans") due to the excess servicing income of such loans. Excess servicing income represents the excess of the interest rate payable by a borrower on a loan over the interest rate passed through to the investor acquiring an interest in such loan, less the Company's normal servicing fee and other applicable recurring fees. When loans are sold, the Company recognizes as current income the present value of the excess servicing income expected to be realized over the anticipated average life of the loans sold less future estimated credit losses relating to the loans sold. At December 31, 1996, the Company's balance sheet reflected capitalized excess servicing income of approximately $426 million. The Company's allowance for loan losses includes an allowance of approximately $73.1 million for loans serviced. The capitalized excess servicing income is computed using prepayment, default and interest rate assumptions that the Company believes market participants would use for similar instruments at the time of sale. The weighted average discount rate used to determine the present value of the balance of capitalized excess servicing income on home equity loans reflected on the Company's balance sheet at December 31, 1996, was approximately 10%. The Company is not aware of an active market for this kind of receivable. No assurance can be given that this receivable could in fact be sold at its stated value on the balance sheet.

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

    The gain recognized by the Company upon the sale of loans will have been overstated if the excess servicing income actually received by the Company is less than originally assumed. An acceleration of future prepayments and/or delinquencies could result in capitalized excess servicing income amortization expense exceeding realized excess servicing income, thereby adversely affecting the Company's servicing income. Conversely, if the rate of prepayment and/or delinquencies is less than the amount assumed in determining loan sale gains, servicing income will be positively affected in future periods.

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

    Loan Servicing. The Company retains the servicing on substantially all loans it originates. The following services are performed for investors to whom the Company has sold loans and for which it has retained servicing: investor reporting; collecting and remitting periodic principal and interest payments to investors and performing other administrative services, including maintaining required escrow accounts for payment of real estate taxes and standard hazard insurance; determining the adequacy of standard hazard insurance; advising investors of delinquent loans; conducting foreclosure proceedings, and inspecting and reporting on the physical condition of the mortgaged properties securing the mortgage loans; and disposing of foreclosed properties. The Company is generally obligated to advance interest on delinquent loans to the secondary market investors at the applicable pass-through rate until satisfaction of the note, liquidation of the mortgaged property or charge off of the loan. To the extent that the amount recovered through liquidation of collateral is insufficient to cover the unpaid balance of the loan, the Company incurs a loss until such losses aggregate the limit specified in the related loan sale agreement. In connection with its servicing activities, the Company sends to borrowers monthly statements that specify the fixed payment amount and due date in the case of fixed-rate home equity loans and the adjusted payment amount and due date in the case of adjustable-rate home equity loans and the late payment amount, if any. With respect to adjustable-rate home equity loans, the Company provides written notices to borrowers of upcoming rate adjustments reflecting the adjusted payment amounts.

    The Company, as master servicer, is required under each loan sale agreement to service the mortgage loans or manufactured housing contracts, as the case may be, either directly or through sub-servicers. Substantially all servicing activities are centralized at the home office.

    The contractual balances of loans owned and/or serviced, excluding real estate owned and/or serviced, by the Company were as follows for the dates indicated:

                                                                DECEMBER 31,
                                                --------------------------------------------
                                                    1996            1995            1994
                                                ------------    ------------    ------------
                                                               (IN THOUSANDS)
Owned and serviced:
  Home equity . . . . . . . . . . . . . . . .   $  4,040,138    $  2,701,481    $  1,683,698
  Commercial  . . . . . . . . . . . . . . . .            -           251,241         274,413
  Manufactured housing  . . . . . . . . . . .        115,137             888            -
  Other . . . . . . . . . . . . . . . . . . .         46,846          58,554          74,294
                                                ------------    ------------    ------------
          Total . . . . . . . . . . . . . . .   $  4,202,121    $  3,012,164    $  2,032,405
                                                ============    ============    ============

    Under the terms of the sale of UCLIC, servicing of commercial real estate loans owned by UCLIC and pass-through certificates owned by third parties and UCLIC which are backed by commercial real estate loans originated by the Company were transferred from the Company to UCLIC at the closing of the sale in July, 1996.

    At December 31, 1996, the Company's home equity portfolio of properties acquired in foreclosure or for which deeds in lieu of foreclosure have been accepted and held by the Company pending disposition represented approximately $7.8 million (excluding the allowance for loan losses attributable to these properties). This amount may include the first mortgage balance, delinquent first mortgage payments and certain advances made on the property.

    When the Company believes that borrowers with existing loans with the Company are likely to refinance such loans due to interest rate changes, equity build-up or other reasons, the Company actively attempts to retain such borrowers through solicitations of such borrowers to refinance with the Company. Such refinancings generate fee income and servicing income for the Company.

    Delinquency and Loss Experience. The following two tables set forth information relating to delinquency, default and loan loss experience for the home equity loan portfolio serviced by the Company (including loans owned by the Company) as of the dates and for the periods indicated:

                                                                DECEMBER 31,
                                                --------------------------------------------
                                                    1996            1995             1994
                                                ------------     ----------       ----------
                                                           (DOLLARS IN THOUSANDS)

Number of home equity loans . . . . . . . . .         88,491         69,723           52,289
Dollar amount of home equity loans  . . . . .   $  4,040,138     $2,701,481       $1,683,698
Delinquency period(1)
  30-59 days  . . . . . . . . . . . . . . . .          3.39%          2.73%            2.13%
  60-89 days  . . . . . . . . . . . . . . . .          1.31%          0.61%            0.46%
  90 days and over  . . . . . . . . . . . . .          0.71%          0.28%            0.17%

Defaults
  Foreclosures in process . . . . . . . . . .          3.36%          2.78%            3.01%
  Bankruptcy  . . . . . . . . . . . . . . . .          1.83%          1.75%            1.90%

------------

(1) The dollar amount of delinquent home equity loans as a percentage of the total "dollar amount of home equity loans" as of the date indicated.

                                                                        DECEMBER 31,
                                                     --------------------------------------------------
                                                           1996             1995              1994
                                                     ---------------   --------------    --------------
                                                                       (IN THOUSANDS)
Average dollar amount of home equity loans
  outstanding during period . . . . . . . . . . .    $    3,370,810    $   2,192,590     $   1,404,419
Net losses
  Gross Losses(1) . . . . . . . . . . . . . . . .    $       19,484    $      13,818     $      12,745
  Recoveries(2) . . . . . . . . . . . . . . . . .            (2,371)          (1,597)           (1,051)
                                                     ---------------   --------------    --------------
  Net Losses(3) . . . . . . . . . . . . . . . . .    $       17,113    $      12,221     $      11,694
                                                     ===============   ==============    ==============

(1) "Gross Losses" are amounts which have been determined to be uncollectible relating to home equity loans for each respective period.

(2) "Recoveries" are recoveries from liquidation proceeds and deficiency judgments.

(3) "Net Losses" means "Gross Losses" minus "Recoveries".

    Delinquent manufactured housing contracts (which for purposes hereof includes land and home contracts and chattel contracts) totaled $2.5 million, or 1.47% of the manufactured housing contracts owned and/or serviced at December 31, 1996.

    The above delinquency, default and loan loss experience represents the Company's recent experience. However, the delinquency, default and net loss percentages may be affected by the increase in the size and relative lack of seasoning of a substantial portion of the portfolio. In addition, the Company can neither quantify the impact of property value declines, if any, on the home equity loans nor predict whether, to what extent or how long, such declines may exist. In a period of such declines, the rates of delinquencies, defaults and losses on the home equity loans could be higher than those theretofore experienced in the residential mortgage lending industry in general. Adverse economic conditions (which may or may not affect real property values) may affect the timely payment by borrowers of scheduled payments of principal and interest on the home equity loans and, accordingly, the actual rates of delinquencies, defaults and losses. As a result, the information in the above tables should not be considered as a basis for assessing the likelihood, amount or severity of delinquencies, defaults or losses in the future on home equity loans and no assurance can be given that the delinquency, default and loss experience presented in the tables will be indicative of such experience on home equity loans.

OTHER OPERATIONS

    The Company has developed an office park which includes its home office building and investment properties owned by the Company. The Company owns three office buildings which have approximately 350,000 square feet of which 130,000 square feet were used by the Company and its subsidiaries at December 31, 1996. In addition, United Companies Realty and Development Co., Inc. ("UC Realty"), a wholly owned subsidiary of the Company, is a general partner in the ownership of a 100,000 square foot office building, also located in the office park. All of the investment properties were approximately 100% leased at December 31, 1996. UC Realty manages each of these properties as well as an additional 58,000 square foot building in the park owned by a third party. During 1996, UC Realty began construction of a 103,000 square foot office building, also located in the office park, substantially all of which will be used by the Company. The Company also operates a homeowners insurance agency and engages in telecommunications business which provides telephone service to the home office and tenants in the office park, neither of which are material to its operations.

DISCONTINUED OPERATIONS

    For a discussion of Discontinued Operations, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Discontinued Operations and Note 11 to the Notes to Consolidated Financial Statements.

GOVERNMENT REGULATION AND LEGISLATION

    The Company's operations are subject to extensive regulation, supervision and licensing by federal and state authorities. Regulated matters include, without limitation, maximum interest rates and fees which may be charged by the Company, disclosure in connection with loan originations, credit reporting requirements, servicing requirements, federal and state taxation, and multiple qualification and licensing requirements for doing business in various jurisdictions. The Company believes that it maintains all requisite licenses, permits and approvals which are material to its operations and is in compliance in all material respects with applicable federal and state regulations.

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

ITEM 2.  PROPERTIES

    The Company's executive offices are located in its home office building in Baton Rouge, Louisiana. The Company occupies all of its home office building which has approximately 94,000 square feet. The executive offices of the Company's mortgage lending subsidiaries are located at the Company's home office building and adjacent investment property. At December 31, 1996, the retail division of the Company's mortgage lending operations were conducted in 42 states from 4 locations owned by the Company in 4 cities and from 181 additional leased offices in 179 cities. The offices owned or leased range in size from approximately 1,000 square feet to 3,650 square feet; leases expire from 1997 to 2002, excluding renewal options. Operations of the Company's manufactured housing lending subsidiary are based in Minneapolis, Minnesota in leased offices totaling approximately 34,000 square feet. During 1996, aggregate annual rental expense for leased office space was approximately $6.5 million. Management believes that the properties are adequately maintained and insured, and satisfactorily meet the requirements of the business conducted therein.

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

    The remaining affairs of the Company's subsidiary, Foster Mortgage Corporation ("FMC"), a discontinued operation, are now being concluded under the supervision of a bankruptcy court. On December 21, 1993, the institutional lenders under FMC's primary credit facility (the "FMC Institutional Lenders") filed a petition in the U.S. bankruptcy court to cause the remaining affairs of FMC to be concluded under the supervision of the bankruptcy court. The FMC Institutional Lenders filed and the bankruptcy court approved a plan of liquidation for FMC providing for the appointment of a trustee selected by the FMC Institutional Lenders. The FMC Institutional Lenders allege that FMC has certain claims against the Company, including a claim with respect to the Company's alleged failure to remit all sums due FMC regarding federal income taxes under a tax agreement among the Company and its subsidiaries, including FMC, estimated by the FMC Institutional Lenders to range from $2 million to $29 million. FMC and the Company executed, subject to the approval of the bankruptcy court, a settlement agreement relating to payments between FMC and the Company in connection with the federal income tax benefits resulting from FMC's losses and to certain prior intercompany payments between FMC and the Company. The settlement agreement included a release by FMC in favor of the Company of any and all claims relating to federal income taxes. The FMC Institutional Lenders opposed the proposed settlement agreement. At the conclusion of a hearing on the proposed settlement on August 18, 1994, the bankruptcy court approved the portion of the settlement providing for a net payment by the Company of $1.65 million to FMC in satisfaction of the federal income tax benefits resulting from FMC's losses and the release of any claims regarding federal income taxes. The bankruptcy court declined to approve the other portion of the proposed settlement relating to payments received by the Company from FMC within twelve months of the bankruptcy filing. If the Company were required to refund such payments, the Company has estimated the potential additional loss to be $1.9 million, net of tax benefits. The decision of the bankruptcy court on the settlement was appealed by the FMC Institutional Lenders to the U.S. District Court which affirmed the bankruptcy court's decision. The FMC Institutional Lenders then appealed this decision to the U.S. Fifth Circuit Court of Appeals. In a decision rendered on November 9, 1995, the U.S. Fifth Circuit Court of Appeals reversed the district court, vacated the settlement between FMC and the Company and remanded the matter back to the district court for further proceedings. The trustee under the plan of liquidation has filed an adversary proceeding in the bankruptcy proceedings against the Company seeking avoidance of alleged preferential payments totaling $3.72 million and has also instituted a suit in federal court against the Company alleging claims under the tax agreement estimated by the trustee to range from $2 million to $29 million. On November 22, 1996, the district court referred the case to the bankruptcy court for adjudication. The bankruptcy court has not yet scheduled the case for trial. Management of the Company does not believe that any additional amounts are owed by the Company to FMC or the trustee and is vigorously contesting the claims which have been brought against it for such amounts by the trustee. The Company did not guarantee any debt of FMC.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

Common Stock Prices and Dividends

         On September 20, 1996, the Company's Common Stock began trading on the New York Stock Exchange (the "NYSE") under the symbol "UC". Prior to that date, the Company's Common Stock traded on the National Association of Securities Dealers Automated Quotation System/National Stock Market ("the Nasdaq Stock Market") under the symbol "UCFC". The following table sets forth for the periods indicated the high and low sale prices of the Company's Common Stock as reported on the NYSE subsequent to September 20, 1996 and on the Nasdaq Stock Market prior to this date and the per share cash dividends declared. All amounts have been adjusted for stock dividends.


                                                           SALES PRICES
                                                  ------------------------------         CASH
                                                      HIGH              LOW            DIVIDENDS
                                                  ------------      ------------     -------------
1996
  First Quarter . . . . . . . . . . . . . . . . . $     32.750      $      22.25     $         .07
  Second Quarter  . . . . . . . . . . . . . . . .       36.750             28.00               .07
  Third Quarter . . . . . . . . . . . . . . . . .       39.250             28.50               .07
  Fourth Quarter  . . . . . . . . . . . . . . . .       34.625             25.00               .08
                                                                                     -------------
          Total . . . . . . . . . . . . . . . . .                                    $         .29
                                                                                     =============

1995
  First Quarter . . . . . . . . . . . . . . . . . $     18.250      $     11.375     $        . 05
  Second Quarter  . . . . . . . . . . . . . . . .       23.375            11.375               .05
  Third Quarter(1)  . . . . . . . . . . . . . . .       36.750            22.125               .05
  Fourth Quarter  . . . . . . . . . . . . . . . .       37.375            25.500               .05
                                                                                     -------------
          Total . . . . . . . . . . . . . . . . .                                    $         .20
                                                                                     =============


__________

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

Number of Common Equity Security Holders

              APPROXIMATE NUMBER OF COMMON EQUITY SECURITY HOLDERS

                                   APPROXIMATE NUMBER OF SHAREHOLDERS
          TITLE OF CLASS                  AS OF MARCH 5, 1997
          --------------                  -------------------
Common Stock, $2.00 par value                    3,082

ITEM 6.          SELECTED FINANCIAL DATA

         The selected financial data set forth below are derived from the Company's audited Consolidated Financial Statements.

                                                              YEAR ENDED DECEMBER 31, (1)(2)
                                               ----------------------------------------------------------------------
                                                   1996           1995          1994           1993           1992
                                               -----------    -----------    -----------    -----------   -----------
                                                      (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA:
  Total revenues  . . . . . . . . . .          $   356,874    $   260,289    $  182,538     $  123,876    $   84,814
  Total expenses  . . . . . . . . . .              223,017        157,624       107,544         83,450        68,014
                                               -----------    -----------    -----------    -----------   ----------
  Income from continuing
     operations before income
     taxes  . . . . . . . . . . . . .              133,857        102,665        74,994         40,426        16,800
  Provision for income taxes  . . . .               47,665         37,740        26,298         13,751         6,164
                                               -----------    -----------    -----------    -----------   ----------
  Income from continuing
     operations . . . . . . . . . . .               86,192         64,925        48,696         26,675        10,636
  Income (loss) from
    discontinued  operations(1) . . .               (4,532)         4,543           838        (15,100)         (390)
                                              ------------    -----------    -----------    -----------   -----------
          Net income  . . . . . . . .          $    81,660    $    69,468    $   49,534     $   11,575    $   10,246
                                              ============    ===========    ===========    ===========   ===========
PER SHARE DATA (4):
  Primary:
     Income from continuing
       operations . . . . . . . . . .          $       2.69   $      2.13    $     1.71     $     1.19    $      .54
     Income (loss) from
       discontinued operations  . . .                 (.14)           .15           .03           (.68)         (.02)
                                              ------------   -----------    -----------    -----------   -----------
          Net income  . . . . . . . .          $      2.55    $      2.28    $     1.74     $      .51    $      .52
                                              ============   ===========    ===========    ===========   ===========
  Fully Diluted:
     Income from continuing
       operations . . . . . . . . . .          $      2.64    $      2.10    $     1.71     $     1.13    $      .54
     Income (loss) from
       discontinued operations. . . .                 (.14)           .15           .03           (.64)         (.02)
                                              ------------   -----------    -----------    -----------   -----------
          Net income  . . . . . . . .          $      2.50    $      2.25    $     1.74     $      .49    $      .52
                                               ===========    ===========    ===========    ===========   ==========
  Weighted average shares
     outstanding
     Primary  . . . . . . . . . . . .               31,994         30,501        28,490         22,208        19,834
     Fully diluted  . . . . . . . . .               32,676         30,903        28,490         23,706        19,834
  Cash dividends  . . . . . . . . . .          $       .29    $       .20    $    .1818     $    .1546    $    .1364
  Book value per
     common share . . . . . . . . . .          $     11.73    $      9.47    $     7.38     $     5.73    $     4.85
Return on common equity
  (continuing operations) . . . . . .                26.5%          26.2%         27.4%          21.1%         11.5%

                                                        YEAR ENDED DECEMBER 31
                                     --------------------------------------------------------------
                                          1996        1995        1994        1993          1992
                                     ------------ -----------  ----------  ----------   -----------
                                                        (DOLLARS IN THOUSANDS)
BALANCE SHEET DATA -- YEAR END:
  Temporary
     investments -- reserve
     accounts . . . . . . . . . . .  $    251,183 $   155,254  $   81,980  $   27,672   $     7,627
  Loans . . . . . . . . . . . . . .       122,891      74,877      51,598      66,417        70,067
  Capitalized excess servicing
     income . . . . . . . . . . . .       426,393     280,985     174,031     105,907        60,678
  Total assets  . . . . . . . . . .     1,002,516     760,184     514,197     389,499       323,001
  Notes payable . . . . . . . . . .       425,671     265,756     223,668     165,500       191,100
  Total liabilities . . . . . . . .       582,239     407,710     312,112     236,132       226,744
  Stockholders' equity  . . . . . .       420,277     352,474     202,085     153,368        96,258
OTHER DATA:
  Total loan production . . . . . .  $  2,361,378 $ 1,542,424  $  908,821  $  539,868   $   301,234
  Home equity loan production . . .     2,244,458   1,541,537     908,821     539,868       301,234
  Average home equity loan
     size . . . . . . . . . . . . .            56          49          41          39            28
  Home equity loans
     serviced -- year end(3)  . . .     4,040,138   2,701,481   1,683,698   1,125,139       819,448
  Total loans serviced --
     year end(3)  . . . . . . . . .     4,202,121   3,012,164   2,032,405   1,568,781     1,367,822
  Average coupon on home equity
     loans produced . . . . . . . .         11.2%       11.6%       11.7%       11.8%         13.4%
  Loan origination fees as %  of
     home equity loans  . . . . . .          3.7%        4.4%        5.9%        7.0%          7.9%
  Weighted average interest
     spread retained on home
     equity loans sold  . . . . . .         4.80%       4.98%       4.49%       6.06%         4.56%
----------

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

(2) During the third quarter of 1995, the Company implemented, on a prospective basis, the provisions of FASB Statement of Financial Accounting Standards No. 122 ("SFAS No. 122") which revised the method of accounting for mortgage servicing rights on loans originated by the Company. SFAS No. 122 requires that a mortgage banking enterprise recognize as separate assets rights to service mortgage loans for others that have been acquired through either the purchase or origination of such loans. Prior to the adoption of SFAS No. 122, the Company recognized late charges and other ancillary income when collected and charged costs to service mortgage loans when incurred.

(3)      Excludes real estate owned and/or serviced.

(4) All share and per share data have been adjusted to reflect stock dividends.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following analysis should be read in conjunction with the Company's Consolidated Financial Statements and accompanying Notes presented elsewhere herein and identifies the major factors which influenced the results of operations of the Company during the indicated periods.

         The Company's lending operations primarily consist of the production (by origination or purchase), sale and servicing of first mortgage, non-conventional, home equity loans. In the fourth quarter of 1995, the Company expanded its lending operations to include additional manufactured housing loan products. Fundamental to the profitability and funding of the Company's lending operations is the sale of loans with servicing rights retained. The majority of the Company's revenue is derived from the gain recognized on the sale of loans and the recognition of net loan fees at the time of sale of the loans. Net loan fees on loans owned by the Company are recognized over the lives of the loans as an adjustment to yield using the interest method.

         The Company sells substantially all of its loan production in public securitization transactions through shelf registration statements of its subsidiaries. During 1996, 1995 and 1994, the Company sold publicly $2.2 billion, $1.5 billion and $973 million, respectively, of pass-through certificates backed by its home equity loans and, during 1996, $164 million of pass-through certificates backed by its manufactured housing contracts.

         The Company's lending operations are interest rate sensitive and, therefore, fluctuations in and the level of interest rates can have a variety of effects on the Company's profitability. In particular, significant changes in interest rates may impact the volume of loans produced, and will influence the funding costs of such production and the amount of gain recognized on loans sold in the secondary market. During periods of declining interest rates the lending operations will generally experience an increase in profitability as the interest spread should widen both on loans held by the Company as an investment and on loans sold in the secondary market.

         The weighted average interest spread on home equity loans sold to third parties (the difference between the stated rate on the loan and the rate paid to purchasers, less recurring fees) was 4.80%, 4.98% and 4.49% in 1996, 1995 and 1994, respectively. The weighted average interest spread on loans sold is determined without regard to credit losses, which are provided for separately by the Company.

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

         Subsequent to the closing, the Company received notification from the purchaser alleging that it is entitled to a $2.2 million reduction in the sales price. The Company denies that the purchaser is entitled to any reduction. In addition, at December 31, 1996, the Company had not received payment of a $2.5 million intercompany receivable due from UCLIC at the date of sale.

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

         The definitive stock sale agreement provided for the sale of 100% of the stock of UGTIC and contains a provision making the Company liable to UGTIC for claims from defalcations and fraud losses incurred by UGTIC which are unknown and occur prior to closing and are discovered within 24 months thereafter. The Company is also liable, up to $4.2 million, for policy claims paid over a ten year period after closing that exceed certain specified levels. The Company recorded a loss from discontinued operations (net of income tax benefit) of $3.5 million in 1995 and $1.1 million in 1996 in connection with the sale of UGTIC.

Foster Mortgage Corporation

         On May 7, 1993, the Company decided to divest its subsidiary Foster Mortgage Corporation ("FMC"). As of November 30, 1993, the servicing rights owned by FMC, which constituted substantially all of its assets, were sold. On December 21, 1993, the institutional lenders under FMC's primary credit facility (the "FMC Institutional Lenders") filed a petition in the U.S. bankruptcy court to cause the remaining affairs of FMC to be concluded under the supervision of the bankruptcy court. The FMC Institutional Lenders filed and the bankruptcy court approved a plan of liquidation for FMC providing for the appointment of a trustee selected by the FMC Institutional Lenders. The FMC Institutional Lenders allege that FMC has certain claims against the Company, including a claim with respect to the Company's alleged failure to remit all sums due FMC regarding federal income taxes under a tax agreement among the Company and its subsidiaries, including FMC, estimated by the FMC Institutional Lenders to range from $2.1 million to $29 million. FMC and the Company executed, subject to the approval of the bankruptcy court, a settlement agreement relating to payments between FMC and the Company in connection with the federal income tax benefits resulting from FMC's losses and to certain prior intercompany payments between FMC and the Company. The settlement agreement included a release by FMC in favor of the Company of any and all claims relating to federal income taxes. The FMC Institutional Lenders opposed the proposed settlement agreement. At the conclusion of a hearing on the proposed settlement on August 18, 1994, the bankruptcy court approved the portion of the settlement providing for a net payment by the Company of $1.65 million to FMC in satisfaction of the federal income tax benefits resulting from FMC's losses and the release of any claims regarding federal income taxes. The bankruptcy court declined to approve the other portion of the proposed settlement relating to payments received by the Company from FMC within twelve months of the bankruptcy filing. If the Company were required to refund such payments, the Company has estimated the potential additional loss to be $1.9 million, net of tax benefits. The decision of the bankruptcy court on the settlement was appealed by the FMC Institutional Lenders to the U.S. District Court which affirmed the bankruptcy court's decision. The FMC Institutional Lenders then appealed this decision to the U.S. Fifth Circuit Court of Appeals. In a decision rendered on November 9, 1995, the U.S. Fifth Circuit Court of Appeals reversed the district court, vacated the settlement between FMC and the Company and remanded the matter back to the district court for further proceedings. The trustee under the plan of liquidation has filed an adversary proceeding in the bankruptcy proceedings against the Company seeking avoidance of alleged preferential payments totaling $3.72 million and has also instituted a suit in federal court against the Company alleging claims under the tax agreement estimated to range from $2 million to $29 million. On November 22, 1996, the district court referred the case to the bankruptcy court for adjudication. The bankruptcy court has not yet scheduled the case for trial. Management of the Company does not believe that any additional amounts are owed by the Company to FMC or the trustee and is vigorously contesting the claims which have been brought against it for such amounts by the trustee under the plan of liquidation. The Company did not guarantee any debt of FMC.

1996, 1995 AND 1994 RESULTS OF OPERATIONS

         Net income for 1996 was $81.7 million ($2.50 per share based on 32.7 million weighted average shares outstanding) compared to $69.5 million for 1995 ($2.25 per share based on 30.9 million weighted average shares outstanding) and $49.5 million for 1994 ($1.74 per share based on 28.5 million weighted average shares outstanding). The increase in net income in 1996 resulted primarily from an increase in the amount of loans sold and the gain and fees recognized in connection therewith. Net income for 1996 was reduced by losses of $4.5 million recognized in connection with the Company's decisions to divest its insurance subsidiaries, United Companies Life Insurance Company and United General Title Insurance Company. Net income for 1995 and 1994 was increased by $4.5 million and $.8 million, respectively, as the result of net income earned by these subsidiaries.

         Revenues. The following table sets forth information regarding the components of the Company's revenues for the years ended December 31, 1996, 1995 and 1994.

                                                                 YEAR ENDED DECEMBER 31,
                                                     ----------------------------------------------
                                                          1996            1995             1994
                                                     -------------   --------------    ------------
                                                                     (IN THOUSANDS)
Loan sale gains . . . . . . . . . . . . . . . . . . .$     199,030   $      142,156    $     86,735
Finance income, fees earned and other loan income . .      139,622          105,398          89,172
Investment income . . . . . . . . . . . . . . . . . .       13,156            7,403           2,963
Other . . . . . . . . . . . . . . . . . . . . . . . .        5,066            5,332           3,668
                                                     -------------   --------------    ------------
          Total . . . . . . . . . . . . . . . . . . .$     356,874   $      260,289    $    182,538
                                                     =============   ==============    ============


         Loan sale gains approximate the present value for the estimated lives of the loans (which includes for purposes hereof manufactured housing contracts) of the excess of the contractual rates on the loans sold over the sum of the pass-through rate paid to the buyer, a normal servicing fee, a trustee fee, a surety bond fee, if any, in securitization transactions. Loan sale gains for 1996, 1995 and 1994 was reduced by $47.6 million, $27.9 million and $19.3 million, respectively, to provide for estimated future losses on loans sold. The increase in the amount of loan sale gains was due primarily to a $774 million and a $494 million increase in the amount of home equity loans sold during 1996 and 1995, respectively, which increase was partially offset by a decrease in the interest spread retained by the Company and an increase in the constant prepayment rate used in the computation of loan sale gains in 1996. Loan sale gains in 1996 was increased by $12.0 million as the result of the securitization and public sale of approximately $164 million in manufactured housing contracts. Loan sale gains are reduced by estimated future credit losses on loans sold, transaction expenses and loan acquisition premiums. In addition, as further discussed in Note 1.2(c), during the third quarter of 1995, the Company implemented a new accounting pronouncement which required the capitalization of mortgage servicing rights on loans originated or purchased by the Company. Loan sale gains in 1996 includes the capitalization of mortgage servicing rights in the amount of $20.9 million compared to $6.0 million in 1995.

         The Company from time to time enters into interest rate hedge mechanisms to manage its exposure to interest rate changes in connection with the securitization and sale of its loans. The Company closes out the hedge position to coincide with the related loan sale and recognizes the results of the hedge transaction in determining the amount of the related loan sale gain. Loan sale gains were increased in 1996 by approximately $.8 million and reduced by approximately $5.5 million in 1995 as the result of hedge transactions. There were no open hedge positions at December 31, 1996 or 1995.

         The following table presents information regarding loan sale transactions for the periods indicated.

                                   HOME EQUITY LOANS                  MANUFACTURED HOUSING CONTRACTS
                         -------------------------------------       --------------------------------
                                YEAR ENDED DECEMBER 31,                   YEAR ENDED DECEMBER 31,
                         -------------------------------------       --------------------------------
                            1996           1995         1994             1996         1995      1994
                         -----------    ----------     -------       ------------   -------   -------
                                 (DOLLARS IN THOUSANDS)                   (DOLLARS IN THOUSANDS)
Loans sold  . . . . . .  $ 2,245,406    $1,471,868   $ 977,653       $    163,999   $    -    $   -

Average coupon  . . . .       11.20%        11.67%      11.80%             11.20%        -        -
Interest spread
   retained   . . . . .        4.80%         4.98%       4.49%              3.55%        -        -

Loan sale gains . . . .  $   187,029    $  142,156   $  86,735       $     12,001   $    -    $   -


         Fluctuations in and the level of market interest rates will impact the interest spread retained by the Company on loans sold (which includes for purposes hereof manufactured housing contracts) and, potentially, the amount of its loan sale gains. An increase in the level of market interest rates will generally adversely affect the interest spread on loans sold, whereas such interest spread generally widens during a declining interest rate environment. The effect of actions which may be taken by the Company during a rising interest rate environment to mitigate the impact on earnings of fluctuations in market rates, such as increasing the coupon rate charged on its loan products, will generally lag the impact of market rate fluctuations. In connection with loan securitization transactions, the Company has used a prefunding feature which "locks in" the pass-through rate that the Company will pay to the investor on a predetermined amount of loans for future delivery. The Company is obligated for the difference between the earnings on the prefunded amount and the pass-through interest paid to the investor during the period from the date of the closing of the securitization transaction until the date of delivery of the loans. In connection with the securitization transactions which closed in the fourth quarter of 1996, approximately $16.3 million was held in a prefunding account for purchase of the Company's loans and contracts during the first quarter of 1997. Such loans and contracts were delivered in February, 1997.

         Finance income, fees earned and other loan income was comprised of the following items for the periods indicated:

                                                            YEAR ENDED DECEMBER 31,
                                                ----------------------------------------------
                                                    1996             1995             1994
                                                ------------     ------------     ------------
                                                                 (IN THOUSANDS)
Servicing fees earned . . . . . . . . . . . .   $    135,599     $     89,410     $     62,807
Loan origination fees . . . . . . . . . . . .         84,608           68,442           56,576
Loan interest . . . . . . . . . . . . . . . .         21,482            9,238              685
Other loan income . . . . . . . . . . . . . .         10,032            8,576            7,347
Amortization  . . . . . . . . . . . . . . . .       (112,099)         (70,268)         (38,243)
                                                ------------     ------------     ------------
          Total . . . . . . . . . . . . . . .   $    139,622     $    105,398     $     89,172
                                                ============     ============     ============

         The increase in servicing fees earned reflects the growth in the portfolio of loans serviced for third parties. The average portfolio of loans serviced for third party investors was $3.4 billion, $2.5 billion and $1.8 billion for 1996, 1995 and 1994, respectively.

         Loan origination fees in excess of direct origination costs on each loan held by the Company are recognized over the life of the loan or earlier at the time of sale of the loan to a third party. During 1996, 1995 and 1994, the

Company sold approximately $2.2 billion, $1.5 billion and $978 million, respectively, in home equity loans and recognized approximately $44.1 million, $36.0 million and $32.5 million, respectively, in net loan origination fees (which relate primarily to fixed rate retail production) in connection with these sales.

         The Company estimates that nonaccrual loans reduced loan interest for 1996, 1995 and 1994 by approximately $21.7 million, $13.3 million and $10.3 million; respectively. The Company is generally obligated to advance interest on delinquent loans serviced for third party investors until satisfaction of the note, liquidation of the collateral or charge off of the delinquent loan. During 1996, the average amount of non accrual loans owned and/or serviced by the Company was $166 million compared to approximately $105 million and $81 million in 1995 and 1994, respectively.

         Other loan income primarily includes insurance commissions and ancillary loan income.

         Investment income totaled $13.2 million for 1996 compared to investment income of $7.4 million and $3.0 million during 1995 and 1994, respectively. Investment income is primarily related to interest earned on temporary investments reserve accounts. Investment income in 1996 also includes approximately $2.4 million in unrealized gain on investments classified as trading securities.

         Other income relates to income earned by the Company's telecommunications business and property management with respect to its office park and overhead reimbursement from discontinued operations prior to their disposition.

         Expenses. The following table presents the components of the Company's expenses for the periods indicated.

                                                       YEAR ENDED DECEMBER 31,
                                             -------------------------------------------
                                                  1996            1995          1994
                                             -------------    -----------    -----------
                                                           (IN THOUSANDS)
Personnel . . . . . . . . . . . . . . . . .  $      96,313    $    70,762    $    52,421
Interest  . . . . . . . . . . . . . . . . .         38,626         25,559         13,362
Loan loss provision . . . . . . . . . . . .         14,049         11,973          8,398
Other operating . . . . . . . . . . . . . .         74,029         49,330         33,363
                                             -------------    -----------    -----------
          Total . . . . . . . . . . . . . .  $     223,017    $   157,624    $   107,544
                                             =============    ===========    ===========

         The increase in personnel costs are primarily associated with the expansion of the Company's lending operations. Approximately 23% of the increase in personnel costs in 1996 compared to 1995 is related to the startup of the Company's manufactured housing lending operations. The remaining increase is primarily related to expansion of the Company's other lending distribution networks and incentive compensation related to an increase in home equity loan production.

          The Company's loan sale agreements generally provide for the subordination of cash and excess interest spread relating to the loans sold. Such subordination relates to credit losses which may occur after the sale of the loans and continues until the earlier of the payment in full of the loans or the termination of the agreement pursuant to which the loans were sold. Regardless of the structure of the loan sale transaction, the Company estimates the amount of future losses under the loan sale agreements and provides a reserve for such loss by reducing the amount of loan sale gain recognized. For estimated losses on the Company's owned portfolio, the Company establishes an allowance for loan losses through a charge to earnings. The increase in the loan loss provision is primarily related to an increase in the amount of charge offs in the portfolio of home equity loans owned and/or serviced. During 1996, 1995 and 1994, the Company charged off $19.5 million, $13.8 million and $12.7 million in home equity loans, respectively.

         Interest expense for 1996 increased approximately $13.1 million compared to 1995 principally due to an increase in the average amount of debt outstanding, primarily warehouse financing. Interest expense for 1995 increased approximately $12.2 million compared to 1994 primarily as a result of an increase in the weighted average interest rate and an increase in the average amount of debt outstanding.

         Other operating expenses increased approximately $24.7 million and $16.0 million during 1996 and 1995, respectively, primarily as the result of costs associated with the expansion of the Company's lending operations. During 1996, 1995 and 1994, advertising expense totaled $12.9 million, $9.0 million and $3.1 million and occupancy and equipment expenses were $15.6 million, $10.9 million and $8.0 million, respectively.

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

         Substantially all of the home equity loans and manufactured housing contracts produced by the Company are sold in securitization transactions in which securities backed by these loans and contracts ("pass-through certificates") are publicly offered and sold, with servicing rights retained. The purchasers of the pass-through certificates receive a credit enhanced security which is provided in part in home equity loan securitizations through a guaranty provided by a third party insurer or, in connection with the initial manufactured housing contract securitization, through a senior/subordinated structure. Credit enhancement for the pass-through certificates is also provided by subordinating a cash deposit and the excess interest spread retained by the Company to the payment of scheduled principal and interest on the certificates. The subordination of the cash deposit and the excess interest spread retained by the Company relates to credit losses which may occur after the sale of the loans and contracts and generally continues until the earlier of the payment in full of the loans or termination of the agreement pursuant to which the loans and contracts were sold. If cumulative payment defaults exceed the amount subordinated, a third party insurer, except in the initial manufactured housing securitization, is obligated to pay any further losses experienced by the owners of the pass- through certificates. Such losses are borne first by the subordinated pass-through certificates in the Company's initial manufactured housing contract securitization.

         The Company is also obligated to cure, repurchase or replace loans and contracts which may be determined after the sale to violate representations and warranties relating to them and which are made by the Company at the time of the sale. The Company regularly evaluates the quality of the loan portfolio and estimates its risk of loss based upon historical loss experience, prevailing economic conditions, estimated collateral value and such other factors which, in management's judgment, are relevant in estimating the credit risk in owned and/or serviced loans. For loans and contracts sold, the Company records a provision for the estimated amount of credit losses at the time of sale, and records such amount on its balance sheet in the allowance for loan losses. Estimated losses on the owned portfolio are also provided for by an increase in the allowance for loan losses through a charge to current operating income. At December 31, 1996, the allowance for loan losses was $77.2 million. The maximum recourse associated with sales of home equity loans and manufactured housing contracts according to terms of the sale agreements totaled approximately $854 million at December 31, 1996, of which amount approximately $842 million relates to the subordinated cash and excess interest spread. Should credit losses on loans and contracts sold materially exceed the Company's estimates for such losses, such consequence will have a material adverse impact on the Company's operations.

         At December 31, 1996, the contractual balance of home equity loans serviced was approximately $4.0 billion, substantially all of which are owned by and serviced for third party investors. The portfolio is geographically diversified. Although the Company services loans in 50 states, at December 31, 1996 a substantial portion of the home equity loans serviced were originated in California (9.6%), Ohio (7.8%), Louisiana (7.8%) and Florida (7.6%), respectively, and no other state accounted for more than 7% of the serviced portfolio. In addition, at December 31, 1996, the Company serviced approximately $115 million of manufactured housing contracts, 46% of which were originated in Texas, 13% in South Carolina and 11% of which were originated in each of the states of Georgia and North Carolina. The risk inherent in geographic concentrations is dependent not only upon regional and general economic stability which affects property values, but also the financial well-being and creditworthiness of the borrower.

         The following table provides certain contractual delinquency and default information for home equity loans serviced as of the dates indicated:

                         DECEMBER 31, 1996             DECEMBER 31, 1995             DECEMBER 31, 1994
                     --------------------------   ---------------------------   ----------------------------
                                    % OF                         % OF                           % OF
                     CONTRACTUAL    CONTRACTUAL    CONTRACTUAL   CONTRACTUAL    CONTRACTUAL     CONTRACTUAL
                       BALANCE      BALANCE          BALANCE     BALANCE          BALANCE       BALANCE
                     -----------    -----------   ------------   ------------   ------------    ------------
                                                     (DOLLARS IN THOUSANDS)
Home equity loans
  serviced  . . . .  $ 4,040,138                  $  2,701,481                  $  1,683,698
                     ===========                  ============                  ============
Delinquency
-----------
  30-59 days  . . .  $   136,976        3.39%     $     73,723        2.73%     $     35,844         2.13%
  60-89 days  . . .       53,124        1.31            16,471        0.61             7,745         0.46
  90+ days  . . . .       28,663        0.71             7,562        0.28             2,818         0.17
                     -----------    -----------   ------------   ------------   ------------    ------------
                         218,763        5.41            97,756        3.62            46,407         2.76
                     -----------    -----------   ------------   ------------   ------------    ------------
Defaults
--------
  Foreclosures in
     process  . . .      135,779        3.36            75,104        2.78            50,738         3.01
  Bankruptcy  . . .       73,887        1.83            47,285        1.75            32,058         1.90
                     -----------    -----------   ------------   ------------   ------------    ------------
                         209,666        5.19           122,389        4.53            82,796         4.91
                     -----------    -----------   ------------   ------------   ------------    ------------

                     $   428,429       10.60%     $    220,145        8.15%     $    129,203         7.67%
                     ===========    ===========   ============   ============   ============    ============

         The contractual balances exclude home equity real estate owned and/or serviced which totaled $53.7 million, $30.1 million and $20.6 million at December 31, 1996, 1995 and 1994, respectively. The charge off rate on the average home equity loan portfolio for 1996, 1995 and 1994 was .51%, .56% and
 .84%, respectively.

         In connection with the sale of UCLIC discussed in Note 11 to the Notes to Consolidated Financial Statements, the servicing of substantially all of the commercial real estate mortgage loans was transferred to UCLIC. The table above excludes these loans which, prior to this transfer of servicing, were serviced without recourse.

         The following table provides certain contractual delinquency and default data with respect to the Company's home equity loans serviced, by year of loan origination, as of the dates indicated:

                                                             DECEMBER 31, 1996
                     ------------------------------------------------------------------------------------------------
                                                                                    DEFAULTS
                                               DELINQUENCY              -----------------------------       TOTAL
                     CONTRACTUAL    ----------------------------------  FORECLOSURES   BANK-              DELINQUENCY
YEAR OF ORIGINATION    BALANCE      30-59    60-89     90+      TOTAL   IN PROCESS     RUPTCY   TOTAL     & DEFAULTS
-------------------  -----------    -----    -----    -----     -----   ----------     ------   -----     -----------
                                                          (DOLLARS IN THOUSANDS)
1990 & prior  . . .  $    75,252    5.12%    1.20%    1.22%      7.54%       5.97%      4.85%    10.82%        18.36%
1991  . . . . . . .       38,114    5.26%    0.97%    0.83%      7.06%       5.45%      6.59%    12.04%        19.10%
1992  . . . . . . .       63,842    4.74%    1.74%    1.97%      8.45%       5.87%      5.40%    11.27%        19.72%
1993  . . . . . . .      199,037    4.39%    1.28%    1.07%      6.74%       4.94%      5.05%     9.99%        16.73%
1994  . . . . . . .      451,224    5.15%    1.58%    0.92%      7.65%       4.70%      6.37%    11.07%        18.72%
1995  . . . . . . .    1,069,818    4.75%    2.12%    1.17%      8.04%       2.64%      6.26%     8.90%        16.94%
1996  . . . . . . .    2,142,851    2.11%    0.86%    0.35%      3.32%       0.20%      0.95%     1.15%         4.47%
                     -----------
    Total . . . . .  $ 4,040,138    3.39%    1.31%    0.71%      5.41%       3.36%      1.83%     5.19%        10.60%
                     ===========


                                                             DECEMBER 31, 1995
                     ------------------------------------------------------------------------------------------------
                                                                                    DEFAULTS
                                               DELINQUENCY              -----------------------------       TOTAL
                     CONTRACTUAL    ----------------------------------  FORECLOSURES   BANK-              DELINQUENCY
YEAR OF ORIGINATION    BALANCE      30-59    60-89     90+      TOTAL   IN PROCESS     RUPTCY   TOTAL     & DEFAULTS
-------------------  -----------    -----    -----    -----     -----   ----------     ------   -----     -----------
                                                          (DOLLARS IN THOUSANDS)
1989 & prior  . . .  $     68,275    3.39%   0.95%     0.34%     4.68%    5.51%        4.83%    10.34%       15.02%
1990  . . . . . . .        44,862    3.76%   0.47%     0.19%     4.42%    5.46%        5.56%    11.02%       15.44%
1991  . . . . . . .        57,815    4.22%   0.74%     0.36%     5.32%    5.35%        5.84%    11.19%       16.51%
1992  . . . . . . .        98,473    3.81%   0.90%     0.89%     5.60%    5.96%        6.22%    12.18%       17.78%
1993  . . . . . . .       298,882    3.72%   0.58%     0.39%     4.69%    3.63%        4.55%     8.18%       12.87%
1994  . . . . . . .       668,797    4.03%   0.90%     0.40%     5.33%    2.29%        4.45%     6.74%       12.07%
1995  . . . . . . .     1,464,377    1.74%   0.45%     0.16%     2.35%    0.41%        1.12%     1.53%        3.88%
                     ------------
    Total . . . . .  $  2,701,481    2.73%   0.61%     0.28%     3.62%    2.78%        1.75%     4.53%        8.15%
                     ============


                                                             DECEMBER 31, 1994
                     ------------------------------------------------------------------------------------------------
                                                                                    DEFAULTS
                                               DELINQUENCY              -----------------------------       TOTAL
                     CONTRACTUAL    ----------------------------------  FORECLOSURES   BANK-              DELINQUENCY
YEAR OF ORIGINATION    BALANCE      30-59    60-89     90+      TOTAL   IN PROCESS     RUPTCY   TOTAL     & DEFAULTS
-------------------  -----------    -----    -----    -----     -----   ----------     ------   -----     -----------
                                                          (DOLLARS IN THOUSANDS)
1988 & prior  . . .  $     64,458     2.34%   0.83%     0.55%    3.72%       6.07%     4.11%      10.18%     13.90%
1989  . . . . . . .        33,938     3.11%   0.54%     0.47%    4.12%       4.96%     6.67%      11.63%     15.75%
1990  . . . . . . .        64,682     3.16%   0.49%     0.47%    4.12%       5.83%     6.37%      12.20%     16.32%
1991  . . . . . . .        85,793     3.14%   0.77%     0.48%    4.39%       5.31%     6.36%      11.67%     16.06%
1992  . . . . . . .       146,178     3.41%   0.54%     0.40%    4.35%       5.58%     6.20%      11.78%     16.13%
1993  . . . . . . .       422,453     2.97%   0.66%     0.19%    3.82%       1.82%     3.96%       5.78%      9.60%
1994  . . . . . . .       866,196     1.27%   0.28%     0.02%    1.57%       0.27%     1.21%       1.48%      3.05%
                     ------------
    Total . . . . .  $  1,683,698     2.13%   0.46%     0.17%    2.76%       3.01%     1.90%       4.91%      7.67%
                     ============

         The above delinquency, default and loan loss experience represents the Company's recent experience. However, the delinquency, default and net loss percentages may be affected by the increase in the size and relative lack of seasoning of a substantial portion of the portfolio. In addition, the Company can neither quantify the impact of property value declines, if any, on the home equity loans and manufactured housing contracts nor predict whether or to what extent or how long such declines may exist. In a period of such declines, the rates of delinquencies, defaults and losses on the home equity loans and manufactured housing contracts could be higher than those theretofore experienced in the residential mortgage lending industry in general. Adverse economic conditions (which may or may not affect real property values) may affect the timely payment by borrowers of scheduled payments of principal and interest on the home equity loans and manufactured housing contracts and, accordingly, the actual rates of delinquencies, defaults and losses. As a result, the information in the above tables should not be considered as the only basis for assessing the likelihood, amount or severity of delinquencies, defaults or losses in the future and no assurance can be given that the delinquency, default and loss experience presented in the tables will be indicative of such experience.

LIQUIDITY AND CAPITAL RESOURCES

    The principal cash requirements of the Company's lending operations arise from loan originations, deposits to reserve accounts, repayments of inter-company debt borrowed under the Company's senior notes and short-term borrowings, payments of operating and interest expenses, and income taxes related to loan sale transactions. Loan production is funded principally through proceeds of warehouse facilities pending loan sales. At December 31, 1996, the Company had three secured warehouse facilities available for its home equity loan product: (i) a warehouse facility provided by a syndicate of commercial banks (the "Commercial Bank Warehouse"), (ii) a warehouse facility provided by the investment bank which acted as lead underwriter for the Company's fourth quarter home equity loan securitization (the "Investment Bank Warehouse"), and (iii) a warehouse facility provided by UCLIC (the "UCLIC Warehouse"). In June, 1996, the Commercial Bank Warehouse was increased from $150 million to $350 million and the lenders' commitment was extended from May, 1997 to May, 1998. As of December 31, 1996, $7.1 million was outstanding under the Commercial Bank Warehouse. The Investment Bank Warehouse was directly related to the fourth quarter home equity loan securitization, initially provided for funding up to $500 million of eligible home equity loans for such securitization and terminated upon the closing of the last delivery of loans under the prefunding accounts relative to this securitization. As of December 31, 1996, $150 million was available and no amounts were outstanding under the Investment Bank Warehouse. The UCLIC Warehouse, which was established upon the sale of UCLIC, provides for the purchase of up to $300 million in first mortgage residential loans and has a maturity of July, 1999. The Company has the right for a limited time to repurchase certain loans which are eligible for securitization and as of December 31, 1996, $16.6 million in loans eligible for securitization were funded under this facility. In addition, the Company had a manufactured housing contract warehouse which was directly related to the fourth quarter manufactured housing securitization and was provided by the investment bank which acted as lead underwriter for such securitization (the "Manufactured Housing Warehouse"). The Manufactured Housing Warehouse initially provided for funding up to $150 million of eligible manufactured housing contracts and terminated upon the closing of the last delivery of contracts under the prefunding accounts relative to this securitization. As of December 31, 1996, $50 million was available and no amounts were outstanding under the Manufactured Housing Warehouse.

    Substantially all of the home equity loans and manufactured housing contracts originated or acquired by the Company are sold. Net cash from operating activities of the Company in 1996 and 1995 reflects approximately $2.5 billion and $2.7 billion, respectively, in cash used for loan originations and acquisitions of home equity loans and manufactured housing contracts. The primary source of funding for loan originations is derived from the reinvestment of proceeds from the ultimate sale of these products in the secondary market which totaled approximately $2.5 billion and $2.7 billion in 1996 and 1995, respectively. In connection with the sale transactions in the secondary market, third-party surety bonds (except in the case of the initial manufactured housing contract securitization) and cash deposits by the Company as credit enhancements have been provided. The loan sale transactions have required the subordination of certain cash flows payable to the Company to the payment of principal and interest due to certificate holders. In connection with these transactions, the Company has been required, in some instances, to fund an initial deposit, and thereafter, in each transaction, a portion of the amounts receivable by the Company from the excess interest spread has been required to be placed and maintained in a reserve account to the extent of the subordination requirements. The subordination requirements generally provide that the excess interest spread is payable to a reserve account until a specified level of cash, which is less than the maximum subordination amount, is accumulated therein. The capitalized excess servicing income of the Company is subject to being utilized first to replenish cash paid from the reserve account to fund shortfalls in collections from borrowers who default on the payment of principal or interest on the loans and contracts underlying the pass-through certificates issued until the total of the Company's deposits into
the reserve account equal the maximum subordination amount.   After the
Company's deposits into the reserve account equal the maximum subordination amount for a transaction, the subordination of the related excess interest spread (including the guarantee fee payable therefrom) for these purposes is terminated. The excess interest spread required to be deposited and maintained in the respective reserve accounts will not be available to support the cash flow requirements of the Company until such amount exceeds the maximum subordinated amount (other than amounts, if any, in excess of the specified levels required to be maintained in the reserve accounts, which may be distributed periodically to the Company). At December 31, 1996, the amounts on deposit in such reserve accounts totaled $251 million. In April, 1996, a subsidiary of the Company entered into a letter of credit and reimbursement agreement with the domestic branch of an international bank pursuant to which the bank issued a letter of credit to replace a substantial portion of the cash previously required to be maintained in the reserve accounts for five loan securitization transactions consummated in 1993 and 1994. As a consequence, $40 million was released from the related reserve accounts to the Company, and these proceeds, net of transaction costs, were used to pay down outstanding debt of the Company in April, 1996.

RATINGS.

    The Company, since 1994, has sold publicly three senior unsecured note offerings which total in the aggregate $325 million. At December 31, 1996, all of these senior notes, which have varying maturities, were rated "BBB" by Duff and Phelps Credit Rating Co., and Fitch Investors Service, L.P., "BBB-" by Standard & Poor's, a division of the McGraw-Hill Companies, Inc. and "Ba1" by Moody's Investor Services, Inc. In addition, the certificates issued in connection with the Company's home equity loan and manufactured housing contract securitization transactions have received investment grade ratings from one or more of these rating agencies.

ACCOUNTING STANDARDS.

    In June, 1996 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("SFAS No. 125"). SFAS No. 125 focuses on control of the financial asset and provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No. 125 provides certain conditions that must be met to determine that control of the financial asset has been surrendered. SFAS No. 125 requires that servicing assets and other retained interests in the transferred assets be measured by allocating the previous carrying amount between the assets sold, if any, and retained interests, if any, based on their relative fair values at the date of transfer. Implementation of SFAS No. 125 will require the Company to change the method of calculating the gain on sale of loans. In addition, the retained interest will be classified as a trading security under the provisions of SFAS No. 115 and, as such, will be recorded at fair value with the resultant unrealized gain or loss recorded in the results of operations in the period of change in value. The statement is effective for transfers and servicing of financial assets and extinguishments of liabilities after December 31, 1996, and is to be applied prospectively. Earlier or retroactive application is not permitted. The Company's analysis of the provisions of SFAS No. 125 is not complete at this time and, therefore, the Company cannot estimate the impact of SFAS No. 125 on the Company's financial results for the year ending December 31, 1997.



    The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. This Annual Report on Form 10-K contains forward-looking statements that reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those identified below, which could cause actual results to differ materially from historical results or those anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The following non-exclusive factors could cause actual results to differ materially from historical results or those anticipated: (1) changes in the performance of the financial markets, in the demand for and market acceptance of the Company's products, and in general economic conditions, including interest rates; (2) the presence of competitors with greater financial resources and the impact of competitive products and pricing; (3) the effect of the Company's policies; and (4) the continued availability to the Company of adequate funding sources.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEPENDENT AUDITORS' REPORT

To the Stockholders of
United Companies Financial Corporation:

         We have audited the accompanying consolidated balance sheets of United Companies Financial Corporation and its subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of United Companies Financial Corporation and its subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

         As discussed in Note 1.2(c) of the Notes to the Consolidated Financial Statements, in 1995, the Company changed its method of accounting for mortgage servicing rights to conform with Statement of Financial Accounting Standards No. 122.

         As discussed in Note 11 of the Notes to the Consolidated Financial Statements, on July 24, 1996, the Company sold all of the outstanding capital stock of its wholly-owned subsidiary, United Companies Life Insurance Company. As a result, the accompanying Consolidated Financial Statements present the accounts of United Companies Life Insurance Company as discontinued operations.

DELOITTE & TOUCHE LLP

Baton Rouge, Louisiana
February 28, 1997

            UNITED COMPANIES FINANCIAL CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                                             DECEMBER 31,
                                                                                -------------------------------------
                                                                                      1996                  1995
                                                                                ----------------      ---------------
ASSETS                                                                                      (IN THOUSANDS)
------
Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . . .   $        14,064       $        5,284
Temporary investments -- reserve accounts . . . . . . . . . . . . . . . . . .           251,183              155,254
Capitalized excess servicing income . . . . . . . . . . . . . . . . . . . . .           426,393              280,985
Loans . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           122,891               74,877
Investment securities
    Trading . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            17,418                  -
    Available-for-sale  . . . . . . . . . . . . . . . . . . . . . . . . . . .            17,510                  219
Accrued interest receivable . . . . . . . . . . . . . . . . . . . . . . . . .            61,483               36,897
Property -- net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            46,323               15,239
Net assets of discontinued operations . . . . . . . . . . . . . . . . . . . .              -                 163,293
Capitalized mortgage servicing rights . . . . . . . . . . . . . . . . . . . .            23,806                5,813
Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            21,445               22,323
                                                                                ----------------      ---------------
          Total assets  . . . . . . . . . . . . . . . . . . . . . . . . . . .   $     1,002,516       $      760,184
                                                                                ================      ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Notes payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $       425,671       $      265,756
Deferred income taxes payable . . . . . . . . . . . . . . . . . . . . . . . .            52,971               41,692
Allowance for loan losses . . . . . . . . . . . . . . . . . . . . . . . . . .            77,243               51,454
Managed cash overdraft  . . . . . . . . . . . . . . . . . . . . . . . . . . .              -                  27,052
Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            26,354               21,756
                                                                                ----------------      ---------------
          Total liabilities . . . . . . . . . . . . . . . . . . . . . . . . .           582,239              407,710
                                                                                ----------------      ---------------

Stockholders' equity:
  Preferred stock, $2 par value;
     Authorized -- 20,000,000 shares; Issued -- 1,955,000 shares of
      6 3/4% PRIDES(SM) ($44 per share liquidation preference)  . . . . . . .             3,910                3,910
  Common stock, $2 par value;
     Authorized -- 100,000,000 shares; Issued -- 29,627,734 and
      29,302,246 shares . . . . . . . . . . . . . . . . . . . . . . . . . . .            59,255               58,604
  Additional paid-in capital  . . . . . . . . . . . . . . . . . . . . . . . .           184,397              179,848
  Net unrealized gain on securities, net of income taxes  . . . . . . . . . .                48                   37
  Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           190,579              122,816
  Treasury stock and ESOP debt  . . . . . . . . . . . . . . . . . . . . . . .           (17,912)             (12,741)
                                                                                ----------------      ---------------
          Total stockholders' equity  . . . . . . . . . . . . . . . . . . . .           420,277              352,474
                                                                                ----------------      ---------------
            Total liabilities and stockholders' equity  . . . . . . . . . . .   $     1,002,516       $      760,184
                                                                                ================      ===============

                See notes to consolidated financial statements.

            UNITED COMPANIES FINANCIAL CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                       YEAR ENDED DECEMBER 31,
                                                             -------------------------------------------
                                                                 1996            1995           1994
                                                             ------------    -----------    ------------
                                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues:
  Loan sale gains . . . . . . . . . . . . . . . . . . . . .  $   199,030     $  142,156         $ 86,735
  Finance income, fees earned and other loan income . . . .      139,622        105,398           89,172
  Investment income . . . . . . . . . . . . . . . . . . . .       13,156          7,403            2,963
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .        5,066          5,332            3,668
                                                             ------------    -----------    ------------
          Total . . . . . . . . . . . . . . . . . . . . . .      356,874        260,289          182,538
                                                             ------------    -----------    ------------

Expenses:
  Personnel . . . . . . . . . . . . . . . . . . . . . . . .       96,313         70,762           52,421
  Interest  . . . . . . . . . . . . . . . . . . . . . . . .       38,626         25,559           13,362
  Loan loss provision . . . . . . . . . . . . . . . . . . .       14,049         11,973            8,398
  Other operating . . . . . . . . . . . . . . . . . . . . .       74,029         49,330           33,363
                                                             ------------    -----------    ------------
          Total . . . . . . . . . . . . . . . . . . . . . .      223,017        157,624          107,544
                                                             ------------    -----------    ------------

Income from continuing operations before income taxes . . .      133,857        102,665           74,994

Provision for income taxes  . . . . . . . . . . . . . . . .       47,665         37,740           26,298
                                                             ------------    -----------    ------------

Income from continuing operations . . . . . . . . . . . . .       86,192         64,925           48,696

Income (loss) from discontinued operations:
  Income from discontinued operations, net of income tax
     expense of $1,651, $2,980 and $491, respectively . . .        3,199          6,020              838
  Loss on disposal, net of income tax benefit of $868
     and $794, respectively . . . . . . . . . . . . . . . .       (7,731)        (1,477)            -
                                                             ------------    -----------    ------------
          Total . . . . . . . . . . . . . . . . . . . . . .       (4,532)         4,543              838
                                                             ------------    -----------    ------------

Net income  . . . . . . . . . . . . . . . . . . . . . . . .  $    81,660     $   69,468     $     49,534
                                                             ============    ===========    ============

Per share data:
  Income from continuing operations . . . . . . . . . . . .  $      2.64     $     2.10     $       1.71
  Income (loss) from discontinued operations  . . . . . . .         (.14)           .15              .03
                                                             ------------    -----------    ------------
  Net income  . . . . . . . . . . . . . . . . . . . . . . .  $      2.50     $     2.25     $       1.74
                                                             ============    ===========    ============

                See notes to consolidated financial statements.

            UNITED COMPANIES FINANCIAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  YEAR ENDED DECEMBER 31,
                                                                      ----------------------------------------------
                                                                           1996            1995             1994
                                                                      -------------    ------------    -------------
                                                                                      (IN THOUSANDS)
Cash flows from continuing operating activities:
  Income from continuing operations . . . . . . . . . . . . . . . .   $     86,192     $    64,925     $     48,696
  Adjustments to reconcile income from continuing operations to net cash provided by continuing operating activities:
    Increase in accrued interest receivable . . . . . . . . . . . .        (24,586)        (14,603)          (6,535)
    Decrease (increase) in other assets . . . . . . . . . . . . . .          1,578           6,805           (9,437)
    Increase (decrease) in other liabilities  . . . . . . . . . . .          6,301          (5,843)          (1,425)
    Increase in capitalized excess servicing income . . . . . . . .       (273,236)       (187,624)        (111,820)
    Amortization of capitalized excess servicing income . . . . . .        128,275          80,670           43,706
    Investment losses . . . . . . . . . . . . . . . . . . . . . . .            -                56               29
    Loan loss provision . . . . . . . . . . . . . . . . . . . . . .         42,181          29,311           22,282
    Increase in capitalized mortgage servicing rights . . . . . . .        (20,872)         (5,986)             -
    Amortization of capitalized mortgage servicing rights . . . .            2,879             173              -
    Amortization and depreciation . . . . . . . . . . . . . . . . .          4,571           2,815            1,504
    Deferred income taxes . . . . . . . . . . . . . . . . . . . . .         11,273          31,952           15,022
    Proceeds from sales and principal collections of loans held for
        sale  . . . . . . . . . . . . . . . . . . . . . . . . . . .      2,481,500       2,671,761        1,891,869
    Originations and purchases of loans held for sale . . . . . . .     (2,534,441)     (2,707,549)      (1,889,043)
    Increase from trading securities  . . . . . . . . . . . . . . .        (17,418)            -                -
                                                                      -------------    ------------    -------------
        Net cash provided (used) by continuing operating
          activities  . . . . . . . . . . . . . . . . . . . . . . .       (105,803)        (33,137)           4,848
                                                                      -------------    ------------    -------------
  Cash flows from discontinued operating activities . . . . . . . .            -             1,569           (2,934)
                                                                      -------------    ------------    -------------
  Cash flows from investing activities:
    Increase in temporary investments -- reserve accounts . . . . .        (95,929)        (73,274)         (54,308)
    Proceeds from sales of available-for-sale securities  . . . . .           413               95              -
    Purchase of available for sale securities . . . . . . . . . . .            -               (76)             -
    Proceeds from disposition of insurance subsidiaries . . . . . .        106,870             -                -
    Capital expenditures  . . . . . . . . . . . . . . . . . . . . .        (11,417)         (9,627)          (4,037)
                                                                      -------------    -----------     -------------
        Net cash used by investing activities . . . . . . . . . . .            (63)        (82,882)         (58,345)
                                                                      -------------    -----------     -------------
  Cash flows from financing activities:
    Proceeds from senior debt and mortgage loan . . . . . . . . . .        102,593         103,219          125,192
    Decrease in revolving credit debt . . . . . . . . . . . . . . .            -           (72,163)         (82,838)
    Increase (decrease) in debt with maturities of three months or
        less  . . . . . . . . . . . . . . . . . . . . . . . . . . .         47,100         (14,750)          14,250
    Increase in warehouse loan facility . . . . . . . . . . . . . .          4,351          19,321              -
    Proceeds from ESOP debt . . . . . . . . . . . . . . . . . . . .          6,350           6,283              -
    Payments on ESOP debt . . . . . . . . . . . . . . . . . . . . .         (1,179)           (321)             -
    Cash dividends paid . . . . . . . . . . . . . . . . . . . . . .        (13,897)         (8,677)          (5,050)
    Increase (decrease) in managed cash overdraft . . . . . . . . .        (27,052)          1,100              828
    Proceeds from issuance of stock . . . . . . . . . . . . . . . .            -            83,254            4,545
    Increase in unearned ESOP compensation  . . . . . . . . . . . .         (5,171)         (2,313)          (2,434)
    Proceeds from exercise of stock options and warrants  . . . . .          1,551           3,086              542
                                                                      -------------    ------------    -------------
        Net cash provided by financing activities . . . . . . . . .        114,646         118,039           55,035
                                                                      -------------    ------------    -------------
  Increase (decrease) in cash and cash equivalents  . . . . . . . .          8,780           3,589           (1,396)
  Cash and cash equivalents at beginning of period  . . . . . . . .          5,284           1,695            3,091
                                                                      ------------     ------------    -------------
  Cash and cash equivalents at end of period  . . . . . . . . . . .   $     14,064     $     5,284     $      1,695
                                                                      =============    ============    =============

                See notes to consolidated financial statements.

            UNITED COMPANIES FINANCIAL CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                       NET                      TREASURY
                                                      ADDITIONAL    UNREALIZED                  STOCK AND       TOTAL
                                  PREFERRED   COMMON    PAID-IN     GAIN (LOSS)    RETAINED       ESOP      STOCKHOLDERS'
                                    STOCK     STOCK     CAPITAL    ON SECURITIES   EARNINGS       DEBT          EQUITY
                                 ---------- --------- ----------- -------------- ------------  -----------  -------------
                                                                  (in thousands)
Balance, December 31, 1993  . .             $  50,740 $    50,942                $    59,988   $   (8,302)  $    153,368
Net income  . . . . . . . . . .                                                       49,534                      49,534
Dividends paid  . . . . . . . .                 5,184      37,263                    (47,497)                     (5,050)
Increase in ESOP debt . . . . .                                                                    (2,222)        (2,222)
Common stock options
  exercised . . . . . . . . . .                   398       1,749                                                  2,147
Treasury shares acquired  . . .                                                                      (604)          (604)
Common stock issued . . . . . .                   600       3,945                                                  4,545
Common stock warrants
  exercised . . . . . . . . . .                   160         230                                                    390
Mark-to-market adjustment on
  investments . . . . . . . . .                                   $         (23)                                     (23)
                                 ---------- --------- ----------- -------------- ------------  -----------  -------------
Balance, December 31, 1994  . .                57,082      94,129           (23)      62,025      (11,128)       202,085
Net income  . . . . . . . . . .                                                       69,468                      69,468
Dividends paid  . . . . . . . .                                                       (8,677)                     (8,677)
Increase in ESOP debt . . . . .                                                                    (1,613)        (1,613)
Common stock warrants
  exercised . . . . . . . . . .                   704         696                                                  1,400
Common stock options
  exercised . . . . . . . . . .                   818       5,386                                                  6,204
Preferred stock issued  . . . .  $    3,910                79,344                                                 83,254
Release of ESOP shares  . . . .                               293                                                    293
Mark-to-market adjustment on
  investments . . . . . . . . .                                              60                                       60
                                 ---------- --------- ----------- -------------- ------------  -----------  -------------
Balance, December 31, 1995  . .       3,910    58,604     179,848            37      122,816      (12,741)       352,474
Net income  . . . . . . . . . .                                                       81,660                      81,660
Dividends paid  . . . . . . . .                                                      (13,897)                    (13,897)
Increase in ESOP debt . . . . .                                                                    (5,171)        (5,171)
Common stock options
  exercised . . . . . . . . . .                   651       4,002                                                  4,653
Release of ESOP shares  . . . .                               547                                                    547
Mark-to-market adjustment on
  investments . . . . . . . . .                                              11                                       11
                                 ---------- --------- ----------- -------------- ------------  -----------  -------------
Balance, December 31, 1996  . .  $    3,910 $  59,255 $   184,397 $          48  $   190,579   $  (17,912)  $    420,277
                                 ========== ========= =========== ============== ============  ===========  =============


                See notes to consolidated financial statements.

            UNITED COMPANIES FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

1.  ACCOUNTING POLICIES

    1.1 Principles of Consolidation. The consolidated financial statements include the accounts and operations of United Companies Financial Corporation and subsidiaries (the "Company" or "United Companies"), all of which are wholly-owned. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

    1.2 Loan Accounting. The Company originates and purchases loans (which includes for purposes hereof manufactured housing installment loan and installment sale contracts) for its own portfolio and for sale and/or securitization in the secondary market. Loans held for sale are carried at lower of cost or market.

    1.2(a) Loan Sales. The Company sells substantially all loans which it originates or purchases and generally retains the servicing rights on loans sold. At the time of sale, the Company recognizes a gain on loans sold in an amount equal to the present value of the difference between the interest spread retained by the Company and a normal servicing fee and other expenses over the estimated life of the loan. Under the sales/servicing agreements, the buyer receives the principal collected on the loan and an agreed upon rate of return on the outstanding principal balance; the Company retains the excess of the interest at the contractual rate over the sum of the rate paid to the buyer (the "pass-through" rate) and, where applicable, the trustee fee and surety bond fee. Generally, this interest spread retained by the Company differs significantly from a normal servicing fee and is reflected on the Company's balance sheet as a receivable, capitalized excess servicing income. Capitalized excess servicing income is calculated using prepayment, default and interest rate assumptions that the Company believes market participants would use for similar financial instruments at the time of the sale but is not reduced for estimated credit losses under recourse provisions of the sale. Such estimated credit losses are provided at the time of sale by reducing the amount of gain recognized and are included in a liability on the Company's balance sheet as allowance for loan losses. The Company has developed its assumptions based on experience with its own loan portfolio and available market data. For home equity loans the Company uses prepayment assumptions based on the prepayment experience of its owned and serviced loan portfolio. Prepayment assumptions for manufactured housing contracts are based on comparable industry prepayment statistics. The weighted average discount rate used by the Company to determine the present value of expected cash flows from excess servicing arising from loan sale transactions occurring in 1996, 1995 and 1994 was 10%. The Company believes that the capitalized excess servicing income recognized at the time of sale does not exceed the amount that would have been received if it were sold in the marketplace.

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

    1.2(b) Nonrefundable Loan Fees. Loan origination fees and incremental direct costs associated with loan originations are deferred and recognized over the lives of the loans as an adjustment to yield, using the interest method. Unamortized costs and fees are recognized upon sale of the loan or related asset-backed securities to third parties.

    1.2(c) Loan Servicing. The Company generally retains the right to service loans it originates or purchases and subsequently sells or securitizes in the secondary market. Fees for servicing loans are generally based on a stipulated percentage of the outstanding principal balance of such loans. Prior to the adoption of Statement of Financial Accounting Standards No. 122 ("SFAS 122"), "Accounting for Mortgage Servicing Rights", the Company recognized late charges and other ancillary income when collected and charged costs to service mortgage loans when incurred. The Company implemented the provisions of SFAS 122 in the third quarter of 1995 and, in connection therewith, changed its method of accounting for mortgage servicing rights to recognize as separate assets rights to service loans for others that have been acquired through either the purchase or origination of such loans.

    1.2(d) Allowance for Loan Losses. The Company's loan sale agreements generally provide for the subordination of cash and excess interest spread relating to the loans sold. Such subordination relates to credit losses which may occur after the sale of the loans and continues until the earlier of the payment in full of the loans or the termination of the agreement pursuant to which the loans were sold. In connection with the securitization and sale of pass-through certificates, the interest retained by the Company is generally subordinated to a limited extent to the sold certificates and will be used to fund a reserve account, thereby providing a credit enhancement to the holders of the certificates. Regardless of the structure of the loan sale transaction, the Company estimates the amount of future losses under the loan sale agreements and provides a reserve for such loss in determining the amount of gain recorded on the sale.

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

    1.2(f) Property Acquired in Satisfaction of Debt. The Company records properties received in settlement of loans ("real estate owned") at the lower of their market value less estimated costs to sell ("market") or the outstanding loan amount plus accrued interest ("cost"). The Company accomplishes this by providing a specific reserve, on a property by property basis, for the difference between market and cost. Market value is generally determined by property appraisals performed either by Company personnel or independent appraisers. The related adjustments are included in the Company's provision for loan losses.

    1.3 Temporary Investments -- Reserve Accounts. In connection with its loan sale transactions, the Company has made initial cash deposits and has subordinated certain related cash flows payable to the Company to the payment of scheduled principal and interest to investors. The amounts on deposit are invested in certain instruments as permitted by the loan sale agreements and earnings thereon accrue to the Company. To the extent amounts on deposit exceed specified levels required by the subordination requirements, distributions are made to the Company, and, at the termination of the transaction, any remaining amounts on deposit will be distributed to the Company.

    1.4 Property. Property is stated at cost less accumulated depreciation. Depreciation is computed on the straight-line and accelerated methods over the estimated useful lives of the assets.

    1.5 Income Taxes. The Company and its subsidiaries file a consolidated federal income tax return. The Company allocates to its subsidiaries their proportionate share of the consolidated tax liability under a tax allocation agreement whereby each affiliate's federal income tax provision is computed on a separate return basis. Deferred income taxes are provided for the effect of revenues and expenses which are reported in different periods for financial reporting purposes than for tax purposes. Such differences result primarily from providing for loan losses, loan income, loan sale gains and depreciation.

    1.6 Cash Equivalents. For purposes of the Statements of Cash Flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At December 31, 1996, cash equivalents totaled $.8 million with interest rates ranging from 3% to 8% per annum.

    1.7 Financial Instruments. The Company from time to time enters into interest rate hedge mechanisms to manage its exposure to interest rate changes in connection with the securitization and sale of its loans. The Company closes out the hedge position to coincide with the related loan sale and recognizes the results of the hedge transaction in determining the amount of the related loan sale gain. The Company did not have any open hedge positions at December 31, 1995 or 1996.

    1.8 Accounting Standards. On October 23, 1995, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). SFAS No. 123 encourages, but does not require, the recognition of compensation expense for grants of stock, stock options and other equity instruments to employees based on a fair value method of accounting. Companies are permitted to continue to apply the existing accounting rules contained in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"); however, companies that choose to retain this method of accounting are required to provide expanded disclosures of pro forma net income and earnings per share in the notes to financial statements as if the new fair value method of accounting had been adopted. The provisions of SFAS No. 123 are effective for fiscal years beginning after December 15, 1995. The Company has elected to continue to apply the accounting rules contained in APB 25 and to comply with the additional disclosure requirements as set forth in SFAS No.
123.  See also Note 9.

          In June, 1996 the FASB issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("SFAS No. 125"). SFAS No. 125 focuses on control of the financial asset and provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No. 125 provides certain conditions that must be met to determine that control of the financial asset has been surrendered.
SFAS No. 125 requires that servicing assets and other retained interests in the transferred assets be measured by allocating the previous carrying amount between the assets sold and the retained interests, if any, based on their relative fair values at the date of transfer. Implementation of SFAS No. 125 will require the Company to change the method of calculating the gain on the sale of loans. In addition, the retained interests will be classified as a trading security under the provisions of SFAS No. 115 and, as such, recorded at fair value with the resultant unrealized gain or loss recorded in the results of operations in the period of change in value. The statement is effective for transfers and servicing of financial assets and extinguishments of liabilities after December 31, 1996, and is to be applied prospectively. Earlier or retroactive application is not permitted. The Company's analysis of the provisions of SFAS No. 125 is not complete at this time and, therefore, the Company cannot estimate the impact of SFAS No. 125 on the Company's financial results for the year ending December 31, 1997.

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

2.  CAPITALIZED EXCESS SERVICING INCOME

    A summary analysis of the changes in the Company's capitalized excess servicing income is as follows:

                                                            YEAR ENDED DECEMBER 31,
                                               ------------------------------------------------
                                                    1996             1995             1994
                                               --------------    ------------    --------------
                                                                (IN THOUSANDS)
Balance, beginning of year  . . . . . . . . .  $     280,985     $   174,031     $     105,917
Capitalized excess servicing income . . . . .        273,236         187,624           111,820
Amortization of capitalized excess
  servicing  income . . . . . . . . . . . . .       (128,275)        (80,670)          (43,706)
Other . . . . . . . . . . . . . . . . . . . .            447             -                 -
                                               --------------    ------------    --------------
Balance, end of year  . . . . . . . . . . . .  $     426,393     $   280,985     $     174,031
                                               ==============    ============    ==============

    The carrying value of capitalized excess servicing income is analyzed quarterly by the Company to determine if actual prepayment experience has had any impact on the carrying value of this asset. If necessary, the Company revises its prepayment estimates using the original discount rate. Any losses arising from adverse prepayment experience are recognized immediately. Favorable prepayment experience is recognized prospectively. The weighted average discount rate used by the Company to determine the carrying value of Capitalized excess servicing income was 10% in 1996, 1995 and 1994.

3.  LOANS

    3.1 Loans Owned. The following schedule sets forth the components of Loans owned by the Company at December 31, 1996 and 1995.

                                                              DECEMBER 31,
                                                    --------------------------------
                                                       1996                  1995
                                                    ----------            ----------
                                                             (IN THOUSANDS)
Home equity loans . . . . . . . . . . . . . . . .   $  99,849             $  67,673
Manufactured housing contracts  . . . . . . . . .       7,397                   234
Credit card receivables . . . . . . . . . . . . .       1,543                    -
Commercial loans  . . . . . . . . . . . . . . . .         477                   479
Conventional loans  . . . . . . . . . . . . . . .         123                   323
                                                    ----------            ----------
                                                      109,389                68,709
Real estate owned:
   Home equity  . . . . . . . . . . . . . . . . .       7,752                 8,469
   Commercial and other . . . . . . . . . . . . .       8,342                 2,982
   Manufactured housing . . . . . . . . . . . . .         372                    -
Nonrefundable loan fees . . . . . . . . . . . . .      (2,945)               (4,950)
Other . . . . . . . . . . . . . . . . . . . . . .         (19)                 (333)
                                                    ----------            ----------
          Total . . . . . . . . . . . . . . . . .   $ 122,891             $  74,877
                                                    ==========            ==========

            Included in Loans owned at December 31, 1996 and 1995 were nonaccrual loans totaling $6.6 million and $5.7 million, respectively.

    3.2 Loans Serviced. The following table sets forth the loans serviced by the Company for third parties at December 31, 1996 and 1995, by type of loan. Substantially all of these loans were originated by the Company. As discussed in Note 11 "Discontinued Operations", the servicing of the commercial real estate mortgage loans was transferred to United Companies Life Insurance Company ("UCLIC") in July, 1996.

                                                            DECEMBER 31,
                                                ------------------------------------
                                                     1996                   1995
                                                --------------         -------------
                                                           (IN THOUSANDS)
Home equity . . . . . . . . . . . . . . . . .   $    3,940,289         $   2,632,630
Manufactured housing  . . . . . . . . . . . .          107,741                  -
Commercial  . . . . . . . . . . . . . . . . .             -                  250,762
Conventional  . . . . . . . . . . . . . . . .           44,649                58,215
                                                --------------         -------------
          Total . . . . . . . . . . . . . . .   $    4,092,679         $   2,941,607
                                                ==============         =============


    3.3 Loan Loss Allowance. The Company provides an estimate for future credit losses in an Allowance for loan losses for loans owned by the Company and for loans serviced for others.

            A summary analysis of the changes in the Company's Allowance for loan losses is as follows:

                                                                    YEAR ENDED DECEMBER 31,
                                                           -----------------------------------------
                                                              1996           1995           1994
                                                           ----------     ----------    ------------
                                                                        (IN THOUSANDS)
Balance at beginning of year  . . . . . . . . . . . . . .  $  51,454      $  34,478     $    24,190
Loans charged to allowance
   Home equity  . . . . . . . . . . . . . . . . . . . . .    (19,484)       (13,818)        (12,745)
   Commercial and other . . . . . . . . . . . . . . . . .     (3,190)           (97)           (141)
   Manufactured housing contracts . . . . . . . . . . . .        (28)           -               -
                                                           ----------     ----------    ------------
          Total . . . . . . . . . . . . . . . . . . . . .    (22,702)       (13,915)        (12,886)
   Recoveries on loans previously charged to
      allowance . . . . . . . . . . . . . . . . . . . . .      2,410          1,643           1,100
                                                           ----------     ----------    ------------
   Net loans charged off  . . . . . . . . . . . . . . . .    (20,292)       (12,272)        (11,786)
Loan loss provision on owned and serviced loans . . . . .     42,181         29,311          22,282
Commercial loan reserve transferred
   and reserve reclassification . . . . . . . . . . . . .      3,900            (63)           (208)
                                                           ----------     ----------    ------------
Balance at end of year  . . . . . . . . . . . . . . . . .  $  77,243      $  51,454     $    34,478
                                                           ==========     ==========    ============

            As of December 31, 1996, approximately $3.9 billion of home equity loans sold were serviced under agreements substantially all of which provide for the subordination of cash and excess interest spread owned by the Company for credit losses. The maximum recourse associated with sales of home equity loans and manufactured housing contracts according to terms of the loan sales agreements was approximately $854 million at December 31, 1996, of which $842 million relates to the subordinated cash and excess interest spread. The Company's estimate of its losses on home equity loans, based on historical loan loss experience, was approximately $65.4 million at December 31, 1996 and is recorded in the Company's allowance for loan losses. In addition, the maximum recourse associated with the sale of approximately $164 million of manufactured housing contract pass-through certificates according to the related contract sale agreements was approximately $12.8 million. The Company's estimate of its losses on these contracts, based on industry loss statistics, was approximately $7.7 million and is also recorded in the Company's allowance for loan losses. Should credit losses on loans sold with limited recourse, or subordination of cash and excess interest spread owned by the Company, materially exceed the Company's estimate for such losses, such consequence will have a material adverse impact on the Company's operations.

    3.4 Concentration of Credit Risk. The Company's serviced portfolio is geographically diversified. Although the Company services mortgage loans in 50 states, at December 31, 1996, a substantial portion of home equity loans serviced were originated or acquired in California (9.6%), Ohio (7.8%), Louisiana (7.8%) and Florida (7.6%), respectively, and no other state accounted for more than 7% of the serviced portfolio. The portfolio of manufactured housing contracts serviced were originated primarily in Texas (45.7%), South Carolina (13.2%), Georgia (11.2%) and North Carolina (11.0%). The risk inherent in such concentrations is dependent not only upon regional and general economic stability which affects property values, but also the financial well-being and creditworthiness of the borrower.

    3.5 Commitments. The Company uses a prefunding feature in connection with loan securitization transactions. At December 31, 1996 approximately $16.3 million was held in a prefunding account for the purchase of the Company's loans during the first quarter of 1997.

4.  INVESTMENT SECURITIES.

    In accordance with the provisions of Statement of Financial Accounting Standards No. 115, the Company classifies securities in one of three categories: "held-to-maturity", "available-for-sale" or "trading". Securities classified as held-to-maturity are carried at amortized cost, whereas securities classified as trading or available-for-sale are recorded at fair value. The adjustment, net of applicable income taxes, for securities classified as available-for-sale is recorded in "Net unrealized gain (loss) on securities" and is included in Stockholders' equity on the consolidated balance sheets and the adjustment for securities classified as trading is recorded in "Investment income" in the statements of income.

    At December 31, 1996, the Company's investment securities consisted of common stock classified as trading securities with a cost of $15.0 million and a carrying value of $17.4 million. Net unrealized gains on trading securities included in investment income was $2.4 million for the year ended December 31, 1996. The Company's available-for-sale portfolio included an investment in a limited partnership and other securities with a cost of $17.4 million and a carrying value of $17.5 million.

5.          PROPERTY -- NET

    Property is summarized as follows:

                                                                   DECEMBER 31,
                                                           -----------------------------
                                                               1996             1995
                                                           ------------     ------------
                                                                  (IN THOUSANDS)
Land and buildings  . . . . . . . . . . . . . . . . . . .  $    36,145      $    10,603
Furniture, fixtures and equipment . . . . . . . . . . . .       21,008           19,511
                                                           ------------     ------------
          Total . . . . . . . . . . . . . . . . . . . . .       57,153           30,114
Less accumulated depreciation . . . . . . . . . . . . . .      (10,830)         (14,875)
                                                           ------------     ------------
          Total . . . . . . . . . . . . . . . . . . . . .  $    46,323      $    15,239
                                                           ============     ============

    Rental expense on operating leases, including real estate, computer equipment and automobiles, totaled $9.6 million, $7.7 million and $6.3 million during 1996, 1995 and 1994, respectively. Minimum annual commitments at December 31, 1996 under noncancellable operating leases are as follows (in thousands):

1997  . . . . . . . . . . . . . . . . .  $       8,972
1998  . . . . . . . . . . . . . . . . .          7,003
1999  . . . . . . . . . . . . . . . . .          3,926
2000  . . . . . . . . . . . . . . . . .          1,644
2001  . . . . . . . . . . . . . . . . .          1,007
Thereafter  . . . . . . . . . . . . . .              2
                                         -------------
          Total . . . . . . . . . . . .  $      22,554
                                         =============

6.  NOTES PAYABLE

    Notes payable consisted of the following:

                                                                            DECEMBER 31,
                                                                 ---------------------------------
                                                                      1996                1995
                                                                 -------------        ------------
                                                                           (IN THOUSANDS)
9.35% Senior unsecured notes due November, 1999 . . . . . . . .  $     125,000        $    125,000
7% Senior unsecured notes due July, 1998  . . . . . . . . . . .        100,000             100,000
7.7% Senior unsecured  notes due January, 2004  . . . . . . . .        100,000                -
Short-term borrowings . . . . . . . . . . . . . . . . . . . . .         47,100                -
Warehouse facility  . . . . . . . . . . . . . . . . . . . . . .         23,672              19,321
ESOP debt . . . . . . . . . . . . . . . . . . . . . . . . . . .         11,133               5,962
Subordinated debentures . . . . . . . . . . . . . . . . . . . .         10,000              10,000
Mortgage loan . . . . . . . . . . . . . . . . . . . . . . . . .          5,473               5,473
Construction loan . . . . . . . . . . . . . . . . . . . . . . .          3,293                -
                                                                 -------------        ------------
          Total . . . . . . . . . . . . . . . . . . . . . . . .  $     425,671        $    265,756
                                                                 =============        ============

    In December, 1996 and in July, 1995, the Company publicly sold $100 million and $100 million, respectively, of its senior unsecured notes. The notes provide for interest payable semi-annually and are not redeemable prior to maturity. The notes rank on a parity with other unsecured and unsubordinated indebtedness of the Company. The net proceeds from the sale of the notes were used for working capital purposes and, in 1995, to repay the principal amount of indebtedness outstanding under the Company's existing revolving credit facility with a group of banks.

    At December 31, 1996, the Company had three secured warehouse facilities available for its home equity loan product: (i) a warehouse facility provided by a syndicate of commercial banks (the "Commercial Bank Warehouse"), (ii) a warehouse facility provided by the investment bank which acted as lead underwriter for the Company's fourth quarter home equity loan securitization (the "Investment Bank Warehouse"), and (iii) a warehouse facility provided by UCLIC (the "UCLIC Warehouse"). In June, 1996, the Commercial Bank Warehouse was increased from $150 million to $350 million and the lenders' commitment was extended from May, 1997 to May, 1998. As of December 31, 1996, $7.1 million was outstanding under the Commercial Bank Warehouse. The Investment Bank Warehouse was directly related to the fourth quarter home equity loan securitization, initially provided for funding up to $500 million of eligible home equity loans for such securitization and terminated upon the closing of the last delivery of loans under the prefunding accounts relative to this securitization. As of December 31, 1996, $150 million was available and no amounts were outstanding under the Investment Bank Warehouse. The UCLIC Warehouse, which was established upon the sale of UCLIC, provides for the purchase of up to $300 million in first mortgage residential loans and has a maturity of July, 1999. The Company has the right for a limited time to repurchase certain loans which are eligible for securitization and as of December 31, 1996, $16.6 million in loans eligible for securitization were funded under this facility. In addition, the Company had a manufactured housing contract warehouse which was directly related to the fourth quarter manufactured housing securitization and was provided by the investment bank which acted as lead underwriter for such securitization (the "Manufactured Housing Warehouse"). The Manufactured Housing Warehouse initially provided for funding up to $150 million of eligible manufactured housing contracts and terminated upon the closing of the last delivery of contracts under the prefunding accounts relative to this securitization. As of December 31, 1996, $50 million was available and no amounts were outstanding under the Manufactured Housing Warehouse.

    The Company also has arrangements with banks providing for short-term unsecured borrowings of up to $148 million, $47 million of which was outstanding at December 31, 1996. Borrowings under these lines of credit bear interest at market or prime rates. Notes payable at December 31, 1996 include a $5.5 million mortgage loan on an office building adjacent to the Company's home office building. In addition, at December 31, 1996, notes payable includes $3.3 million borrowed under a $10 million committed line of credit for the construction of an office building adjacent to the Company's home office building.

    In May, 1993, United Companies Lending Corporation ("UC Lending"), a wholly owned subsidiary of the Company, entered into a subordinated debenture agreement with UCLIC. In connection with this agreement, UC Lending borrowed $10 million from UCLIC, $3 million of which matures in 1998 and bears an interest rate of 6.05% per annum, $3 million of which matures in 2000 and bears an interest rate of 6.64% per annum and $4 million of which matures in 2003 and bears an interest rate of 7.18% per annum.

    The Company made payments for interest of $36.9 million, $23.0 million and $11.8 million during the years ended December 31, 1996, 1995 and 1994, respectively.

7.  INCOME TAXES

    The provision for income taxes attributable to continuing operations is as follows:

                                                                     YEAR ENDED DECEMBER 31,
                                                           ----------------------------------------
                                                               1996           1995          1994
                                                           -----------    -----------    ----------
                                                                         (IN THOUSANDS)
Current . . . . . . . . . . . . . . . . . . . . . . .      $    36,391    $     5,788    $   11,276
Deferred  . . . . . . . . . . . . . . . . . . . . . .           11,274         31,952        15,022
                                                           -----------    -----------    ----------
          Total . . . . . . . . . . . . . . . . . . .      $    47,665    $    37,740    $   26,298
                                                           ===========    ===========    ==========


    Reported income tax expense attributable to continuing operations differs from the amount computed by applying the statutory federal income tax rate to consolidated income from continuing operations before income taxes for the following reasons:

                                                                       YEAR ENDED DECEMBER 31,
                                                           -----------------------------------------------
                                                               1996             1995             1994
                                                           -------------    -------------    -------------
                                                                           (IN THOUSANDS)
Federal income tax at statutory rate  . . . . . . . . . .  $      46,850           35,933    $     26,248
Differences resulting from:
  State income taxes  . . . . . . . . . . . . . . . . . .            770              511             (72)
  Other . . . . . . . . . . . . . . . . . . . . . . . . .             45            1,296             122
                                                           -------------    -------------    -------------
Reported income tax provisions  . . . . . . . . . . . . .  $      47,665    $      37,740    $     26,298
                                                           =============    =============    =============

    The significant components of the Company's net deferred income tax liability at December 31, 1996 and 1995 are as follows:

                                                                    DECEMBER 31,
                                                           ------------------------------
                                                               1996             1995
                                                           -------------    -------------
                                                                   (IN THOUSANDS)
Deferred income tax assets:
  Allowance for loan losses . . . . . . . . . . . . . . .  $        -       $         904
  Nonrefundable loan fees . . . . . . . . . . . . . . . .          1,030            1,732
  Other . . . . . . . . . . . . . . . . . . . . . . . . .          1,075              850
                                                           -------------    -------------
                                                                   2,105            3,486
                                                           -------------    -------------
Deferred income tax liabilities:
  Loan income . . . . . . . . . . . . . . . . . . . . . .         41,320           42,883
  Mark-to-market adjustment . . . . . . . . . . . . . . .            873               20
  Mortgage servicing rights . . . . . . . . . . . . . . .          8,332            2,034
  Real estate . . . . . . . . . . . . . . . . . . . . . .          4,150              241
  Allowance for loan losses . . . . . . . . . . . . . . .            401             -
                                                           -------------    -------------
                                                                  55,076           45,178
                                                           -------------    -------------
Net deferred income tax liability . . . . . . . . . . . .  $      52,971    $      41,692
                                                           =============    =============

    Payments made for income taxes during the years ended December 31, 1996, 1995 and 1994 were $31.0 million, $2.6 million and $26.9 million, respectively.

    At December 31, 1996 and 1995, the Company had a current income tax receivable of $1.0 million and $13.5 million, respectively, included in "Other assets".

8.  CAPITAL STOCK

    The Company has authorization to issue up to 100,000,000 shares of its $2.00 par value common stock. There were 28,468,052 and 28,142,564 shares outstanding at December 31, 1996 and 1995, respectively, excluding 1,159,682 treasury shares. The Company also has authorization to issue 20,000,000 shares of preferred stock of which 1,955,000 shares are currently issued (see discussion of "PRIDES(SM)" below). Included in the authorized preferred stock are 1,000,000 shares of Series A Junior Participating preferred stock and 800,000 shares of Cumulative Convertible preferred stock, none of which is outstanding.

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

    On August 23, 1995, the Company's Board of Directors declared a two-for-one common stock split effected in the form of a 100% stock dividend on outstanding stock which was distributed October 20, 1995, to stockholders of record on October 9, 1995. All per share amounts, numbers of shares and related amounts for all periods presented in the accompanying financial statements and notes thereto have been retroactively adjusted to reflect this transaction. During 1996 and 1995, the Company paid cash dividends on its common stock in the amount of $8.1 million and $5.5 million, or $.29 and $.20 per share, respectively. In addition, during 1996 and 1995, the Company paid cash dividends on its PRIDES(SM) in the amount of $5.8 million or $2.97 per share and $3.1 million or $1.61 per share, respectively.

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

    At December 31, 1996 and 1995, 1,159,682 shares of the Company's common stock, or 4% of the issued common stock, were held as treasury stock at a cost of $6.8 million.

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

    The Company's cash contributions to the ESOP were $3.0 million, $2.3 million and $2.2 million for the years ended December 31, 1996, 1995 and 1994, respectively. Shares held by the ESOP at December 31, 1996, 1995 and 1994 were approximately 3.7 million, 4.0 million and 4.7 million, respectively. During 1995, the ESOP was granted a $10 million line of credit from a financial institution, which line of credit was increased to $12 million during 1996. At December 31, 1996 the ESOP had notes payable with a balance of $11.1 million under this line of credit. Because the source of the loan payments is primarily contributions received by the ESOP from the Company, such debt is included in the Company's notes payable with a corresponding reduction of stockholders' equity. In accordance with Statement of Position 93-6 ("SOP 93-6"), leveraged shares purchased subsequent to December 31, 1992 are, upon release, reflected as compensation expense based on the then current market price of the shares. Shares which have not been committed to be released are not considered outstanding for purposes of the computation of earnings per share. Prior to 1995, 165,000 shares of the Company's common stock were considered outstanding of which 132,000 shares at December 31, 1996 were not considered outstanding for earnings per share purposes. At December 31, 1996, approximately 142,000 shares of common stock were committed to be released under the terms of the loan agreement. At December 31, 1996, approximately 50,000 shares of common stock accounted for under the provisions of SOP 93-6 were committed to be released resulting in additional compensation expense of approximately $1.4 million during 1996. At December 31, 1996, the ESOP had approximately 780,000 leveraged shares, of which approximately 458,000 were accounted for under the provisions of SOP 93-6. The fair value of the 458,000 leveraged shares accounted for under the provisions of SOP 93-6 was $12.2 million at December 31, 1996.

    9.2 Stock Option Plans. At December 31, 1996, the Company had four stock-based compensation plans, which are described below. The Company applies Accounting Principles Board Opinion 25 ("APB25") and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans as the exercise price of all stock options granted thereunder is equal to the fair market value at the date of grant. The compensation cost that has been charged against net income for restricted stock issued under the 1993 Stock Incentive Plan was $1.4 million and $.4 million for 1996 and 1995, respectively. Had compensation costs for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of Financial Accounting Standards Board Statement No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                                  YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                 1996                 1995
                                                              -----------          ---------
                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income                          As reported . . . .       $    81,660          $  69,468
                                    Pro forma . . . . .            81,118             68,917

Primary earnings per share          As reported . . . .              2.55               2.28
                                    Pro forma . . . . .              2.54               2.26

Fully diluted earnings              As reported . . . .              2.50               2.25
  per share                         Pro forma . . . . .              2.48               2.23

    On November 11, 1996, the Board of Directors approved and adopted, subject to shareholder approval, two additional stock option plans, the 1996 Long Term Incentive Compensation Plan and the 1996 Non-Employee Director Stock Plan. There were no awards granted under either of these plans in 1996.

    Fixed Stock Options. The Company has four fixed stock option plans. Under the 1986, 1989, and 1993 employee stock option plans and the 1993 Non-Employee Director Stock Option Plan (the "1993 Director Plan"), the Company may grant options for up to 1.1 million, .8 million, 1.3 million and .9 million shares of common stock, respectively. The term of the 1986 plan has expired and no new options may be awarded thereunder. At December 31, 1996, 11,234 and 182,464 shares of common stock were available for award under the 1989 and 1993 plans, respectively, and 599,200 shares of common stock were available for award under the 1993 Director Plan. Under the four plans, the exercise price of each option equals the fair market value of the Company's stock on the date of grant and the maximum term of an option is 10 years. Under the 1986 and 1989 employee plans, the options become exercisable two years from the grant date, and under the 1993 plan, the options become exercisable three years from the grant date. Options awarded under the 1993 Director Plan become exercisable three years after the date of grant.

    The fair value of each option grant is estimated on the date of grant using the Black Scholes option-pricing model with the following assumptions for grants in 1995: dividend yield of 1.2%; expected volatility of 27%; risk-free interest rate of 5.95%; and expected life of 5.4 years. The following assumptions were used for options granted in 1996: dividend yield of 1.2%; expected volatility of 45%; risk-free interest rate of 6.47%; and expected life of 5.4 years.

    A summary of the status of the Company's four stock option plans (excluding the restricted stock awards) as of

December 31, 1996 and 1995, and changes during the periods ending on those dates is presented below:

                                                                YEAR ENDED DECEMBER 31,
                                           -----------------------------------------------------------------
                                                        1996                            1995
                                           ------------------------------     ------------------------------
                                                         WEIGHTED AVERAGE                   WEIGHTED-AVERAGE
      FIXED OPTIONS                          SHARES       EXERCISE PRICE        SHARES       EXERCISE PRICE
      -------------                        ---------      ---------------     ---------      ---------------

Outstanding at beginning of year           1,831,860           $11.51         1,699,446           $  5.90
      Granted                                 58,700            33.19           584,700             22.55
      Exercised                             (279,488)            5.55          (409,092)             4.11
      Canceled                               (39,842)           15.83           (43,194)            10.75
                                           ----------                         ----------
 Outstanding at end of year                1,571,230            13.27          1,831,860            11.51
                                           ==========                         ==========
Weighted-average fair value of options
  granted during the year                  $   15.63                          $    7.60


    The following table summarizes information about fixed stock options outstanding at December 31, 1996.

                                     OPTIONS OUTSTANDING                          OPTIONS EXERCISABLE
                   ------------------------------------------------------     ----------------------------
   RANGE OF                         WEIGHTED-AVERAGE          WEIGHTED-                       WEIGHTED-
   EXERCISE          NUMBER             REMAINING              AVERAGE          NUMBER         AVERAGE
    PRICES         OUTSTANDING   CONTRACTUAL LIFE (YEARS)   EXERCISE PRICE    EXERCISABLE   EXERCISE PRICE
   --------        -----------   ------------------------   --------------    -----------   --------------
$2 to $7               829,434             5.4                   $ 5.04           829,434        $ 5.04
$15 to $16              10,998             7.7                    15.91                -             -
$16 to $23             633,398             8.2                    21.04                -             -
$31 to $34              97,400             9.2                    32.53                -             -
                  ------------                                                -----------
Total                1,571,230             7.8                    13.27           829,434          5.04
                  ============                                                ===========

    Restricted Stock Awards. As part of the Company's 1993 Incentive Plan, the Company may award restricted stock to selected executives and other key employees. While the 1993 plan only requires a vesting period of six months, awards of restricted stock have generally been made with vesting periods from one year to four years contingent upon the attainment by the Company of certain return on equity requirements.

    The following table summarizes information about restricted stock awards during the periods indicated:

                                                              Year Ended December 31,
                                        -------------------------------------------------------------------
                                                      1996                             1995
                                        -------------------------------     -------------------------------
                                                       WEIGHTED-AVERAGE                    WEIGHTED-AVERAGE
       RESTRICTED STOCK AWARDS            SHARES        EXERCISE PRICE        SHARES        EXERCISE PRICE
       -----------------------          ---------       ---------------     ----------      ---------------
Outstanding at beginning
  of year . . . . . . . . . . . . . .      80,000          $  -                      -           $  -
      Granted . . . . . . . . . . . .       3,000             -                 80,000              -
      Lapse of restriction  . . . . .     (46,000)            -                      -
      Canceled  . . . . . . . . . . .           -                                    -              -
                                        ----------                          ----------
Outstanding at end
 of year  . . . . . . . . . . . . . .      37,000             -                 80,000              -
                                        ==========                          ==========
Weighted-average fair
  value of restricted stock
  granted during the year               $   34.00                           $    18.86

    As of December 31, 1996, the 37,000 shares of restricted stock outstanding had a purchase price of zero and a weighted-average remaining contractual life of nine months.

    9.3 Employees' Savings Plan and Trust. The United Companies Financial Corporation Employees' Savings Plan and Trust is designed to be a qualified plan under Sections 401(a) and 401(k) of the Internal Revenue Code. Under the plan, employees are allowed to defer income on a pre-tax basis through contributions to the plan and the Company matches a portion of such contributions. The Company's matching contributions totaled $1.5 million, $1.3 million and $1.0 million during 1996, 1995 and 1994, respectively. Employees have five investment options, one of which is to invest in the Company's common stock. The plan held 537,117 shares and 567,971 shares of the Company's common stock at December 31, 1996 and 1995, respectively.

    9.4 Deferred Compensation Plans. Postretirement benefits are provided to eligible executive and senior officers of the Company under a deferred compensation plan. The cost (benefit) of this plan during 1996 and 1995 was $(.1) million and $.2 million, respectively. The Company calculated its postretirement benefit obligation as of December 31, 1996 using a weighted average discount rate of 7.1%. A reconciliation of the funded status of the deferred compensation plan as of December 31, 1996 and 1995 is as follows:

                                                       DECEMBER 31,          NET          DECEMBER 31,
                                                           1996            CHANGE             1995
                                                      --------------    ------------    ---------------
                                                                        (IN THOUSANDS)
Accumulated postretirement benefit cost . . . . . .   $      1,771      $     (141)     $        1,912
Plan assets . . . . . . . . . . . . . . . . . . . .            --              --                  --
                                                      --------------    ------------    ---------------
Funded status . . . . . . . . . . . . . . . . . . .          1,771            (141)              1,912
Unrecognized transition obligation  . . . . . . . .         (1,070)             68              (1,138)
                                                      --------------    ------------    ---------------
Accrued postretirement benefit cost . . . . . . . .   $        701      $      (73)     $          774
                                                      ==============    ============    ===============

10. DISCLOSURE ABOUT FINANCIAL INSTRUMENTS

    Statement of Financial Accounting Standards No. 107 ("SFAS No. 107") requires that the Company disclose the estimated fair values of its financial instruments, both assets and liabilities recognized and not recognized in its financial statements.

    SFAS No. 107 defines financial instruments as cash and contractual rights and obligations that require settlement in cash or by exchange of financial instruments. Fair value is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties other than in a forced or liquidation sale.

    The carrying value and fair value of the Company's financial assets and liabilities at December 31, 1996 and 1995 were as follows:

                                                                    1996                         1995
                                                           -----------------------    ---------------------------
                                                           CARRYING        FAIR         CARRYING         FAIR
                                                             VALUE         VALUE          VALUE          VALUE
                                                           ---------    ----------    ------------    -----------
                                                               (IN THOUSANDS)               (IN THOUSANDS)
Financial assets:
  Cash and cash equivalents . . . . . . . . . . . . . . .  $  14,064    $   14,064    $      5,284    $     5,284
  Temporary investments -- reserve accounts . . . . . . .    251,183       251,183         155,254        155,254
  Loans . . . . . . . . . . . . . . . . . . . . . . . . .    106,425       111,000          65,606         67,140
  Capitalized excess servicing income . . . . . . . . . .    426,393       426,393         280,985        280,985
  Capitalized mortgage servicing rights . . . . . . . . .     23,806        26,000           5,813          6,525
Financial liabilities:
  Notes payable . . . . . . . . . . . . . . . . . . . . .    425,671       431,000         265,756        280,277
  Allowance for loan losses . . . . . . . . . . . . . . .     77,243        77,243          51,454         51,454
  Managed cash overdraft  . . . . . . . . . . . . . . . .       -             -             27,052         27,052

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

    Loans. The fair value of the Company's loan portfolio was determined by segregating the portfolio by type of loan and further by its performing and nonperforming components. Performing loans were further segregated based on the due date of their payments, an analysis of credit risk by category was performed and a matrix of pricing by category was developed. Loans which had been identified for sale were valued at their estimated sales price, which includes the estimated value of the portion of the interest and fees which are not sold with the securities backed by the loans. Loans which were current but not identified for sale approximate the remaining principal balance which is believed to represent an estimate of market discount from similar loans identified for sale. The fair value of delinquent loans was estimated by using the Company's historical recoverable amount on defaulted loans. Real estate owned property is excluded from this disclosure because it is not considered a financial instrument.

    Capitalized excess servicing income. The value of capitalized excess servicing, which relates to the excess interest retained on loans sold, was estimated by discounting the future cash flows, adjusted for prepayments and estimated losses on loans sold with recourse. The carrying value is considered to be a reasonable estimate of fair value.

    Capitalized mortgage servicing rights. The fair value of capitalized mortgage servicing rights was based on the present value of estimated future cash flows related to servicing income. In estimating the fair value of these rights, the Company made assumptions which included the cost of servicing per loan, the discount rate, an inflation rate, ancillary income per loan, prepayment spreads and default rates.

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

    The fair values presented herein are based on pertinent information available to management as of December 31, 1996. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

    Subsequent to the closing, the Company received notification from the purchaser alleging that it is entitled to a $2.2 million reduction in the sales price. The Company denies that the purchaser is entitled to any reduction. In addition, at December 31, 1996, the Company had not received payment of a $2.5 million intercompany receivable due from UCLIC at the date of sale.

    During 1995 and 1994 revenues of UCLIC were $144.5 million and $138.1 million, respectively, and net income of UCLIC was $8.0 million and $5.9 million, respectively.

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

    The definitive stock sale agreement provided for the sale of 100% of the stock of UGTIC and contains a provision making the Company liable to UGTIC for claims from defalcations and fraud losses incurred by UGTIC which are unknown and occur prior to closing and are discovered within 24 months thereafter. The Company is also liable, up to $4.2 million, for policy claims paid over a ten year period after closing that exceed certain specified levels. The Company recorded a loss from discontinued operations (net of income tax benefit) of $3.5 million in 1995 and $1.1 million in 1996 in connection with the sale of UGTIC.

    Revenues for UGTIC for the years ended December 31, 1995 and 1994 were $37.8 million and $45.5 million, respectively.

    Foster Mortgage Corporation. On May 7, 1993, the Company decided to divest its subsidiary Foster Mortgage Corporation ("FMC"). As of November 30, 1993, the servicing rights owned by FMC, which constituted substantially all of its assets, were sold. On December 21, 1993, the institutional lenders under FMC's primary credit facility (the "FMC Institutional Lenders") filed a petition in the U.S. bankruptcy court to cause the remaining affairs of FMC to be concluded under the supervision of the bankruptcy court. The FMC Institutional Lenders filed and the bankruptcy court approved a plan of liquidation for FMC providing for the appointment of a trustee selected by the FMC Institutional Lenders. The FMC Institutional Lenders allege that FMC has certain claims against the Company, including a claim with respect to the Company's alleged failure to remit all sums due FMC regarding federal income taxes under a tax agreement among the Company and its subsidiaries, including FMC, estimated by the FMC Institutional Lenders to range from $2.1 million to $29 million. FMC and the Company executed, subject to the approval of the bankruptcy court, a settlement agreement relating to payments between FMC and the Company in connection with the federal income tax benefits resulting from FMC's losses and to certain prior intercompany payments between FMC and the Company. The settlement agreement included a release by FMC in favor of the Company of any and all claims relating to federal income taxes. The FMC Institutional Lenders opposed the proposed settlement agreement. At the conclusion of a hearing on the proposed settlement on August 18, 1994, the bankruptcy court approved the portion of the settlement providing for a net payment by the Company of $1.65 million to FMC in satisfaction of the federal income tax benefits resulting from FMC's losses and the release of any claims regarding federal income taxes. The bankruptcy court declined to approve the other portion of the proposed settlement relating to payments received by the Company from FMC within twelve months of the bankruptcy filing. If the Company were required to refund such payments, the Company has estimated the potential additional loss to be $1.9 million, net of tax benefits. The decision of the bankruptcy court on the settlement was appealed by the FMC Institutional Lenders to the U.S. District Court which affirmed the bankruptcy court's decision. The FMC Institutional Lenders then appealed this decision to the U.S. Fifth Circuit Court of Appeals. In a decision rendered on November 9, 1995, the U.S. Fifth Circuit Court of Appeals reversed the district court, vacated the settlement between FMC and the Company and remanded the matter back to the bankruptcy court for further proceedings. The trustee under the plan of liquidation has filed an adversary proceeding in the bankruptcy proceedings against the Company seeking avoidance of alleged preferential payments totaling $3.72 million and has also instituted a suit in federal court against the Company alleging claims under the tax agreement estimated to range from $2 million to $29 million. On November 22, 1996, the district court referred the case to the bankruptcy court for adjudication. The bankruptcy court has not yet scheduled the case for trial. Management of the Company does not believe that any additional amounts are owed by the Company to FMC or the trustee and is vigorously contesting the claims which have been brought against it for such amounts by the trustee under the plan of liquidation. The Company did not guarantee any debt of FMC.

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

    As also discussed in Note 11 above, subsequent to the closing of the sale of all of the outstanding capital stock of UCLIC, the Company received notification from the purchaser alleging that it is entitled to a $2.2 million reduction in the sales price. The Company denies that the purchaser is entitled to any reduction. In addition, at December 31, 1996, the Company had not received payment of a $2.5 million intercompany receivable due from UCLIC at the date of sale.

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

13. QUARTERLY FINANCIAL DATA (UNAUDITED)


    Summarized quarterly financial data is as follows:



                                                                          THREE MONTHS ENDED
                                                      -----------------------------------------------------------
                                                         MARCH 31        JUNE 30      SEPT. 30         DEC. 31
                                                      -------------    ----------    -----------    -------------
                                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
1996
  Total revenues  . . . . . . . . . . . . . . . . .   $      73,290    $  86,832     $    98,824    $      97,928
  Income from continuing operations before
     income taxes . . . . . . . . . . . . . . . . .          26,892       33,056          37,997           35,912
  Net income  . . . . . . . . . . . . . . . . . . .          17,839       15,685          24,128           24,008
  Per share data -- net income:
     Primary:
       Income from continuing operations  . . . . .   $         .54    $     .65     $       .75    $         .75
       Income (loss) from discontinued
         operations . . . . . . . . . . . . . . . .             .02         (.16)              -               -
                                                      -------------    ----------    -----------    -------------
          Total . . . . . . . . . . . . . . . . . .   $         .56    $     .49     $       .75    $         .75
                                                      =============    ==========    ===========    =============
     Fully Diluted:
       Income from continuing operations  . . . . .   $         .53    $     .64     $       .74    $         .74
       Income (loss) from discontinued
         operations . . . . . . . . . . . . . . . .             .02         (.16)            -                 -
                                                      -------------    ----------    -----------    -------------
          Total . . . . . . . . . . . . . . . . . .   $         .55    $     .48     $       .74    $         .74
                                                      =============    ==========    ===========    =============


                                                                    THREE MONTHS ENDED
                                                -----------------------------------------------------------
                                                   MARCH 31        JUNE 30      SEPT. 30         DEC. 31
                                                -------------    ----------    -----------    -------------
                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
1995
  Total revenues  . . . . . . . . . . . . . .   $      53,600    $   64,601    $    71,274    $      70,814
  Income from continuing operations before
     income taxes . . . . . . . . . . . . . .          16,380        25,814         31,399           29,072
  Net income  . . . . . . . . . . . . . . . .          12,696        16,426         21,248           19,098
  Per share data -- net income:
     Primary:
       Income from continuing operations  . .   $         .37    $      .56    $       .62    $         .58
       Income from discontinued operations  .             .08           .01            .05              .02
                                                -------------    ----------    -----------    -------------
          Total . . . . . . . . . . . . . . .   $         .45    $      .57    $       .67    $         .60
                                                =============    ==========    ===========    =============
     Fully Diluted:
       Income from continuing operations  . .   $         .37    $      .55    $       .60    $         .57
       Income from discontinued operations  .             .08           .01            .05              .02
                                                -------------    ----------    -----------    -------------
          Total . . . . . . . . . . . . . . .   $         .45    $      .56    $       .65    $         .59
                                                =============    ==========    ===========    =============

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

                     UNITED COMPANIES FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                                    PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Financial Statements

            Included in Part II of this report:

Independent Auditors' Report  . . . . . . . . . . .   Page   28
December 31, 1996 and 1995
  Consolidated Balance Sheets . . . . . . . . . . .   Page   29
For the three years ended December 31, 1996
  Consolidated Statements of Income . . . . . . . .   Page   30
  Consolidated Statements of Cash Flows . . . . . .   Page   31
  Consolidated Statements of Stockholders' Equity .   Page   32
Notes to Consolidated Financial Statements  . . . .   Pages  33-48

Financial Statement Schedules

            Included in Part IV of this report:

            Individual financial statements of the registrant have been omitted because consolidated financial statements of the registrant and its subsidiaries required by Item 8 have been included in Part II of this report and, as of December 31, 1996, the registrant was primarily an operating company and all subsidiaries are wholly owned.

            No financial statement schedules have been presented because they are not applicable or are not required or the information required to be set forth therein is included in the consolidated financial statements or notes thereto.

Exhibits

EXHIBIT NO.     DESCRIPTION OF DOCUMENT
-----------     -----------------------

2(1)            --    Amended and Restated Stock Purchase Agreement dated as of
                      July 24, 1996 by and between the Company and Pacific
                      Life and Accident Insurance Company
3.1(2)          --    Restatement of Articles of Incorporation
3.2(3)          --    By-Laws, as amended
4.1(4)          --    Senior Indenture
4.2(4)          --    Subordinated Indenture
4.3(4)          --    First Supplemental Indenture with respect to 9.35% Senior
                      Notes due November 1, 1999
4.4(4)          --    Form of certificate for shares of Preferred Redeemable
                      Increased Dividend Equity Securities 6 3/4% PRIDES(SM),
                      Convertible Preferred Stock, par value $2.00 per share
4.5(5)          --    Second Supplemental Indenture for 7% Senior Notes due
                      July 15, 1998
4.6(6)          --    Series A Junior Participating Preferred Stock Purchase
                      Rights
4.7(18)         --    Third Supplemental Indenture for 7.7% Senior Notes due
                      January 15, 2004
10.1(19)        --    Employee Stock Ownership Plan and Trust
10.2(7)         --    Management Incentive Plan, as amended
10.3(19)        --    Employees' Savings Plan

10.4(16)        --         1989 Stock Incentive Plan
10.5(16)        --         1989 Non-Employee Director Stock Option Plan
10.6(12)        --         1992 Form 11-K, Employees' Savings Plan and Trust
10.7(8)         --         Stock Purchase Warrant dated as of July 1, 1993
10.8(13)        --         1993 Form 11-K, Employees' Savings Plan and Trust
10.9(17)        --         1993 Stock Incentive Plan
10.10(17)       --         1993 Non-Employee Director Stock Option Plan
10.11(14)       --         1994 Form 11-K, Employees' Savings Plan and Trust
10.12(9)        --         1995 Form 11-K, Employee Savings Plan
10.13(3)        --         Indemnification agreements
10.14(10)       --         Change of Control Agreement
10.15(10)       --         Supplemental Retirement Agreement
10.16(10)       --         Split Dollar Agreement
10.17(15)       --         1996 Form 11-K, Employee Savings Plan
11.1(19)        --         Statement regarding computation of per share earnings
21.1(19)        --         List of Subsidiaries of the Company
23.1(19)        --         Consent of Deloitte & Touche LLP
27(19)          --         Financial Data Schedule
----------

    (1) Incorporated herein by reference to the designated Exhibit on the Company's Current Report on Form 8-K filed on August 8, 1996.

    (2) Incorporated herein by reference to the designated Exhibit of the Company's Current Report on Form 8-K dated November 27, 1996.

    (3) Incorporated herein by reference to the designated Exhibit of the Company's Quarterly Report on Form 10-Q dated March 31, 1995.

    (4) Incorporated by reference to the designated Exhibits of the Company's Current Report on Form 8-K filed on June 16, 1995.

    (5) Incorporated herein by reference to the designated Exhibit to the Company's Current Report on Form 8-K filed July 26, 1995.

    (6) Incorporated by reference to the designated Exhibit of the Company's Form 8-A dated August 5, 1994.

    (7) Incorporated by reference from the designated Exhibit of the Company's Registration Statement on Form S-8 (SEC File No. 33-63069).

    (8) Incorporated herein by reference to the designated Exhibit of the Company's Registration Statement on Form S-3 (SEC File No. 33-52739).

    (9) Incorporated herein by reference to the Form 11-K filed June 28, 1996.

    (10) Incorporated herein by reference to the designated Exhibit on the Company's Annual Report on Form 10-K for the year ended December 31, 1995 filed March 19, 1996.

    (11) Incorporated by reference to the designated Exhibits of the Company's Current Report on Form 8-K filed December 19, 1996.

    (12) Incorporated by reference to the Company's Annual Report on Form 10-K, as amended, filed on April 30, 1993.

    (13) Incorporated by reference to the Company's Annual Report on Form 10-K, as amended, filed on June 29, 1994.

    (14)     Incorporated by reference to the Form 11-K filed July 13, 1995.

    (15)     To be filed on Form 11-K within 180 days after plan's fiscal year.

    (16) Incorporated herein by reference to the designated Exhibit of the Company's Registration Statement on Form S-8 (SEC File No. 33-29994).

    (17) Incorporated herein by reference to the designated Exhibit of the Company's Registration Statement on Form S-8 (SEC File No. 33-54955).

    (18) Incorporated herein by reference to the designated Exhibit of the Company's Current Report on Form 8-K dated December 5, 1996.

    (19)     Filed herewith:
                 Exhibit 10.1
                 Exhibit 10.3
                 Exhibit 11.1
                 Exhibit 21.1
                 Exhibit 23.1
                 Exhibit 27

REPORTS ON FORM 8-K

            a. On November 27, 1996, the Company filed a Current Report on Form 8-K and included therein, under Item 7, Exhibit 3.1 Restatement of the Articles of Incorporation of United Companies Financial Corporation.

            b. On December 2, 1996, the Company filed a Current Report on Form 8-K to announce that it had terminated negotiations for the proposed acquisition of Empire Funding.

            c. On December 5, 1996, the Company filed a Current Report on Form 8-K and included therein, under Item 7, the following exhibits:

                   1.3     --       Terms Agreement dated December 12, 1996 for
                                    7.70% Senior Notes due January 15, 2004.
                   4.13    --       Third Supplemental Indenture dated as of
                                    December 17, 1996 for 7.70% Senior Notes
                                    due January 15, 2004.
                   4.14    --       7.70% Senior Note due January 14, 2004.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 24, 1997

                         UNITED COMPANIES FINANCIAL CORPORATION

                         By:             /s/ SHERRY E. ANDERSON
                                 -------------------------------------------
                                                 Sherry E. Anderson
                                         Senior Vice President and Secretary


         Pursuant to the requirements of the Securities Exchange Act of 1934 this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 24, 1997.



/s/ J. TERRELL BROWN                         Chairman of the Board,
-------------------------------------        Chief Executive Officer
            J. Terrell Brown                 (Principal Executive Officer)



/s/ JOHN D. DIENES                           President, Chief Operating Officer
-------------------------------------        and Director (Principal
            John D. Dienes                   Operating Officer)




/s/ DALE E. REDMAN                           Executive Vice President, Chief
-------------------------------------        Financial Officer, and Director
            Dale E. Redman                   (Principal Financial Officer)



/s/ JESSE O. GRIFFIN                         Senior Vice President and
-------------------------------------        Controller (Principal
            Jesse O. Griffin                 Accounting Officer)



/s/ JAMES J. BAILEY, III                     Director
-------------------------------------
            James J. Bailey, III

                                   SIGNATURES

/s/ ROBERT H. BARROW                                        Director
-------------------------------------------------
                 Robert H. Barrow


/s/ JOHN W. BARTON, SR.                                     Director
-------------------------------------------------
                 John W. Barton, Sr.



/s/ RICHARD A. CAMPBELL                                     Director
-------------------------------------------------
                 Richard A. Campbell


/s/ HARRIS J. CHUSTZ, JR.                                   Director
-------------------------------------------------
                 Harris J. Chustz, Jr.


/s/ ROY G. KADAIR, M.D.                                     Director
-------------------------------------------------
                 Roy G. Kadair, M.D.


/s/ O. MILES POLLARD, JR.                                   Director
-------------------------------------------------
                 O. Miles Pollard, Jr.


/s/ WILLIAM H. WRIGHT, JR.                                  Director
-------------------------------------------------
                 William H. Wright, Jr.

                               INDEX TO EXHIBITS

EXHIBIT NO.     DESCRIPTION OF DOCUMENT
-----------     -----------------------
2(1)            --      Amended and Restated Stock Purchase Agreement dated as of July 24, 1996 by and between the Company and Pacific Life and Accident Insurance Company
3.1(2)          --      Restatement of Articles of Incorporation
3.2(3)          --      By-Laws, as amended
4.1(4)          --      Senior Indenture
4.2(4)          --      Subordinated Indenture
4.3(4)          --      First Supplemental Indenture with respect to 9.35% Senior Notes due
                        November 1, 1999
4.4(4)          --      Form of certificate for shares of Preferred Redeemable Increased
                        Dividend Equity Securities 6 3/4% PRIDES(SM), Convertible Preferred
                        Stock, par value $2.00 per share
4.5(5)          --      Second Supplemental Indenture for 7% Senior Notes due July 15, 1998
4.6(6)          --      Series A Junior Participating Preferred Stock Purchase Rights
4.7(18)         --      Third Supplemental Indenture for 7.7% Senior Notes due January 15, 2004
10.1(19)        --      Employee Stock Ownership Plan and Trust
10.2(7)         --      Management Incentive Plan, as amended
10.3(19)        --      Employees' Savings Plan
10.4(16)        --      1989 Stock Incentive Plan
10.5(16)        --      1989 Non-Employee Director Stock Option Plan
10.6(12)        --      1992 Form 11-K, Employees' Savings Plan and Trust
10.7(8)         --      Stock Purchase Warrant dated as of July 1, 1993
10.8(13)        --      1993 Form 11-K, Employees' Savings Plan
10.9(17)        --      1993 Stock Incentive Plan
10.10(17)       --      1993 Non-Employee Director Stock Option Plan
10.11(14)       --      1994 Form 11-K, Employees' Savings Plan and Trust
10.12(9)        --      1995 Form 11-K, Employee Savings Plan
10.13(3)        --      Indemnification agreements
10.14(10)       --      Change of Control Agreement
10.15(10)       --      Supplemental Retirement Agreement
10.16(10)       --      Split Dollar Agreement
10.17(15)       --      1996 Form 11-K, Employee Savings Plan
11.1(19)        --      Statement regarding computation of per share earnings
21.1(19)        --      List of Subsidiaries of the Company
23.1(19)        --      Consent of Deloitte & Touche LLP
27(19)          --      Financial Data Schedule
----------

         (1) Incorporated herein by reference to the designated Exhibit on the Company's Current Report on Form 8-K filed on August 8, 1996.

         (2) Incorporated herein by reference to the designated Exhibit of the Company's Current Report on Form 8-K dated November 27, 1996.

         (3) Incorporated herein by reference to the designated Exhibit of the Company's Quarterly Report on Form 10-Q dated March 31, 1995.

         (4) Incorporated by reference to the designated Exhibits of the Company's Current Report on Form 8-K filed on June 16, 1995.

         (5) Incorporated herein by reference to the designated Exhibit to the Company's Current Report on Form 8-K filed July 26, 1995.

         (6) Incorporated by reference to the designated Exhibit of the Company's Form 8-A dated August 5, 1994.

         (7) Incorporated by reference from the designated Exhibit of the Company's Registration Statement on Form S-8 (SEC File No. 33-63069).

         (8) Incorporated herein by reference to the designated Exhibit of the Company's Registration Statement on Form S-3 (SEC File No. 33-52739).

         (9) Incorporated herein by reference to the Form 11-K filed June 28, 1996.

         (10) Incorporated herein by reference to the designated Exhibit on the Company's Annual Report on Form 10-K for the year ended December 31, 1995 filed March 19, 1996.

         (11) Incorporated by reference to the designated Exhibits of the Company's Current Report on Form 8-K filed December 19, 1996.

         (12) Incorporated by reference to the Company's Annual Report on Form 10-K, as amended, filed on April 30, 1993.

         (13) Incorporated by reference to the Company's Annual Report on Form 10-K, as amended, filed on June 29, 1994.

         (14)    Incorporated by reference to the Form 11-K filed July 13,
                 1995.

         (15) To be filed on Form 11-K within 180 days after plan's fiscal year.

         (16) Incorporated herein by reference to the designated Exhibit of the Company's Registration Statement on Form S-8 (SEC File No. 33-29994).

         (17) Incorporated herein by reference to the designated Exhibit of the Company's Registration Statement on Form S-8 (SEC File No. 33-54955).

         (18) Incorporated herein by reference to the designated Exhibit of the Company's Current Report on Form 8-K dated December 5, 1996.

         (19)    Filed herewith:
                    Exhibit 10.1
                    Exhibit 10.3
                    Exhibit 11.1
                    Exhibit 21.1
                    Exhibit 23.1
                    Exhibit 27