Form 10-Q
period 1997-03-31
UNITED COMPANIES FINANCIAL CORP
filed 1997-05-15
CIK 217416

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                      ------------------------------------

                                   FORM 10-Q

(Mark One)
 [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 1997


                                       OR

 [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

For the period from ........................ to ........................

Commission file number 1-7067


                     UNITED COMPANIES FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)

                        Louisiana                                                71-0430414
             (State or other jurisdiction of                                  (I.R.S. Employer
              incorporation or organization)                                Identification No.)


                     4041 Essen Lane                                               70809
                  Baton Rouge, Louisiana                                         (Zip Code)
         (Address of principal executive offices)
Registrant's telephone number, including area code (504) 987-0000



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ---     ---

         The number of shares of $2.00 par value common stock issued and outstanding as of May 1, 1997 was 28,495,326, excluding 1,159,682 treasury shares.

            UNITED COMPANIES FINANCIAL CORPORATION AND SUBSIDIARIES

                               INDEX TO FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1997



                                                                                                 PAGE
PART I - FINANCIAL INFORMATION

Financial Statements:

Consolidated Balance Sheets
  March 31, 1997 and December 31, 1996  . . . . . . . . . . . . . . . . . . . . . . . . . . .       2

Consolidated Statements of Income
  Three months ended March 31, 1997 and 1996  . . . . . . . . . . . . . . . . . . . . . . . .       3

Consolidated Statements of Cash Flows
  Three months ended March 31, 1997 and 1996  . . . . . . . . . . . . . . . . . . . . . . . .       4

Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . .     5-8

Management's Discussion and Analysis of Financial Condition
  and Results of Operations   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    9-15

Review by Independent Accountants . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      16

Independent Accountants' Review Report  . . . . . . . . . . . . . . . . . . . . . . . . . . .      17


PART II - OTHER INFORMATION


Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      18

Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      19

Index to Exhibits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      20

            UNITED COMPANIES FINANCIAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)



                                                                              March 31,
                                                                                1997             December 31,
Assets                                                                       (Unaudited)             1996
------                                                                       -----------         ------------
Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . .  $       619         $     14,064
Investment securities
   Trading  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          -                 17,418
   Available for sale   . . . . . . . . . . . . . . . . . . . . . . . . . .       17,100               17,510
Loans - net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      119,811              118,750
Interest-only and residual certificates . . . . . . . . . . . . . . . . . .      666,657              604,474
Accrued interest receivable . . . . . . . . . . . . . . . . . . . . . . . .       62,885               61,483
Property - net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       51,066               46,323
Capitalized mortgage servicing rights . . . . . . . . . . . . . . . . . . .       27,742               23,806
Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       45,446               21,445
                                                                             -----------         ------------
           Total assets . . . . . . . . . . . . . . . . . . . . . . . . . .  $   991,326         $    925,273
                                                                             ===========         ============

Liabilities and Stockholders' Equity
------------------------------------

Notes payable   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   446,996         $    425,671
Deferred income taxes payable . . . . . . . . . . . . . . . . . . . . . . .       60,547               52,971
Managed cash overdraft  . . . . . . . . . . . . . . . . . . . . . . . . . .       16,075                  -
Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       31,709               26,354
                                                                             -----------         ------------
           Total liabilities  . . . . . . . . . . . . . . . . . . . . . . .      555,327              504,996
                                                                             -----------         ------------

Stockholders' equity:
   Preferred stock, $2 par value;
       Authorized - 20,000,000 shares;
       Issued - 1,955,000 shares of 6 3/4% PRIDES(SM)  ($44 per share
           liquidation preference)  . . . . . . . . . . . . . . . . . . . .        3,910                3,910
   Common stock, $2 par value;
       Authorized - 100,000,000 shares;
       Issued - 29,654,508 and 29,627,734 shares  . . . . . . . . . . . . .       59,309               59,255
   Additional paid-in capital   . . . . . . . . . . . . . . . . . . . . . .      185,202              184,397
   Net unrealized gain on securities  . . . . . . . . . . . . . . . . . . .           38                   48
   Retained earnings  . . . . . . . . . . . . . . . . . . . . . . . . . . .      207,044              190,579
   Treasury stock and ESOP debt   . . . . . . . . . . . . . . . . . . . . .      (19,504)             (17,912)
                                                                             -----------         ------------
       Total stockholders' equity   . . . . . . . . . . . . . . . . . . . .      435,999              420,277
                                                                             -----------         ------------
           Total liabilities and stockholders' equity . . . . . . . . . . .  $   991,326         $    925,273
                                                                             ===========         ============

                                 See notes to consolidated financial statements.

            UNITED COMPANIES FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                      Three Months Ended
                                                                                          March 31,
                                                                                 ----------------------------
                                                                                     1997             1996
                                                                                 ------------     -----------
Revenues:
   Loan sale gains  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $     47,196     $    39,809
   Finance income, fees earned and other
       loan income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          38,997          27,300
   Investment income  . . . . . . . . . . . . . . . . . . . . . . . . . . . .           4,748           2,881
   Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,481           1,182
                                                                                 ------------     -----------
          Total   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          92,422          71,172
                                                                                 ------------     -----------

Expenses:
   Personnel  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          26,749          20,593
   Interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          12,230           7,673
   Other operating  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          21,946          16,014
                                                                                 ------------     -----------
          Total   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          60,925          44,280
                                                                                 ------------     -----------

Income from continuing operations before
   income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          31,497          26,892

Provision for income taxes  . . . . . . . . . . . . . . . . . . . . . . . . .          11,339           9,663
                                                                                 ------------     -----------

Income from continuing operations . . . . . . . . . . . . . . . . . . . . . .          20,158          17,229

Income from discontinued operations:
   Income from discontinued operations, net of
      income tax expense of $758  . . . . . . . . . . . . . . . . . . . . . .            -              1,576
   Loss on disposal, net of income tax
      benefit of $393   . . . . . . . . . . . . . . . . . . . . . . . . . . .            -               (966)
                                                                                 ------------     -----------
          Total   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            -                610
                                                                                 ------------     -----------

Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $     20,158     $    17,839
                                                                                 ============     ===========

Per share data:
   Income from continuing operations  . . . . . . . . . . . . . . . . . . . .    $       0.62     $      0.53
   Income from discontinued operations  . . . . . . . . . . . . . . . . . . .            -               0.02
                                                                                 ------------     -----------
   Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $       0.62     $      0.55
                                                                                 ============     ===========

                                 See notes to consolidated financial statements.

            UNITED COMPANIES FINANCIAL CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                         Three Months Ended March 31,
                                                                                     ----------------------------------
                                                                                         1997                  1996
                                                                                     ------------        --------------
Cash flows from continuing operating activities:
    Income from continuing operations . . . . . . . . . . . . . . . . . . . . . . .  $     20,158        $       17,229
    Adjustments to reconcile income from continuing operations to net cash used by continuing operating activities:
        Increase in accrued interest receivable . . . . . . . . . . . . . . . . . .        (1,402)               (2,165)
        Increase in other assets  . . . . . . . . . . . . . . . . . . . . . . . . .       (24,001)               (5,378)
        Increase in other liabilities . . . . . . . . . . . . . . . . . . . . . . .         6,043                28,544
        Increase in interest-only and residual certificates . . . . . . . . . . . .       (62,183)              (41,423)
        Increase in capitalized mortgage servicing rights . . . . . . . . . . . . .        (5,610)               (2,877)
        Amortization of capitalized mortgage servicing rights . . . . . . . . . . .         1,674                   288
        Loan loss provision on owned loans  . . . . . . . . . . . . . . . . . . . .           874                   438
        Amortization and depreciation . . . . . . . . . . . . . . . . . . . . . . .         1,070                   907
        Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . .         7,581                 8,375
        Proceeds from sales and principal collections of loans
          held for sale . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       624,716               674,196
        Originations and purchases of loans held for sale . . . . . . . . . . . . .      (626,651)             (697,783)
        Decrease in trading securities  . . . . . . . . . . . . . . . . . . . . . .        17,418                   -
                                                                                     ------------        --------------
               Net cash used by continuing operating activities . . . . . . . . . .       (40,313)              (19,649)
                                                                                     ------------        --------------

Cash flows provided by discontinued operations  . . . . . . . . . . . . . . . . . .           -                   1,045
                                                                                     ------------        --------------

Cash flows from investing activities:
        Proceeds from sales of available-for-sale securities  . . . . . . . . . . .           395                   -
        Proceeds from disposition of title insurance subsidiary . . . . . . . . . .           -                   5,126
        Capital expenditures  . . . . . . . . . . . . . . . . . . . . . . . . . . .        (5,665)               (1,398)
                                                                                     ------------        --------------
               Net cash (used) provided by investing activities . . . . . . . . . .        (5,270)                3,728
                                                                                     ------------        --------------

Cash flows from financing activities:
        Proceeds from construction loan . . . . . . . . . . . . . . . . . . . . . .         1,833                   -
        Increase in debt with maturities of three months or less  . . . . . . . . .        23,450                78,150
        Decrease in warehouse loan facility . . . . . . . . . . . . . . . . . . . .        (4,429)               (8,773)
        Proceeds from ESOP debt . . . . . . . . . . . . . . . . . . . . . . . . . .           850                 2,000
        Payments on ESOP debt . . . . . . . . . . . . . . . . . . . . . . . . . . .          (379)                 (249)
        Cash dividends paid . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (3,694)               (3,397)
        Increase (decrease) in managed cash overdraft . . . . . . . . . . . . . . .        16,075               (27,052)
        Increase in unearned ESOP compensation  . . . . . . . . . . . . . . . . . .        (1,592)               (1,751)
        Proceeds from exercise of stock options . . . . . . . . . . . . . . . . . .            24                   159
                                                                                     ------------        --------------
               Net cash provided by financing activities  . . . . . . . . . . . . .        32,138                39,087
                                                                                     ------------        --------------
    Increase (decrease) in cash and cash equivalents  . . . . . . . . . . . . . . .       (13,445)               24,211
    Cash and cash equivalents at beginning of period  . . . . . . . . . . . . . . .        14,064                 5,284
                                                                                     ------------        --------------
Cash and cash equivalents at end of period  . . . . . . . . . . . . . . . . . . . .  $        619        $       29,495
                                                                                     ============        ==============

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

    These notes reflect only the major changes from those disclosures contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, filed with the United States Securities and Exchange Commission (the "Commission").

    The consolidated results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year. Certain 1996 amounts have been reclassified to conform with the current year presentations. Such reclassifications had no effect on net income.

2.  INTEREST-ONLY AND RESIDUAL CERTIFICATES.

    In June, 1996 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("SFAS No. 125"). SFAS No. 125 focuses on control of the financial asset and provides standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No. 125 provides certain conditions that must be met in order to determine that control of the financial asset has been surrendered. SFAS No. 125 requires that servicing assets and other retained interests in the transferred assets be measured by allocating the carrying amount prior to the transfer between the assets sold and the retained interests, if any, based on their relative fair values at the date of transfer. In addition, the retained interests are now classified as trading securities under the provisions of SFAS No. 115 and, as such, are recorded at fair value with the resultant unrealized gain or loss recorded in the results of operations, under the caption "Finance income, fees earned and other loan income", in the period of change in value. SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities after December 31, 1996, and is to be applied prospectively. Earlier or retroactive application was not permitted.

    The Company implemented SFAS No. 125 during the quarter ended March 31, 1997. As a result of the implementation of SFAS No. 125, net income for the three months ended March 31, 1997 was increased by $4.5 million or $.14 per share on a fully diluted basis. In addition, the amounts previously reflected on the Company's balance sheets as "Capitalized excess servicing income" and "Temporary investments -- reserve accounts" have been reclassified as "Interest-only and residual certificates" and are net of the allowance for loan losses on serviced loans (recorded in connection with loan sale transactions), such allowance having been previously recorded as a liability. The allowance for loan losses on serviced loans is a component in determining the fair value of the interest-only and residual certificates.

    The fair value of the Company's interest-only and residual certificates is determined by computing the present value of the excess of the weighted average coupon on the loans sold over the sum of: (1) the rate paid to the buyer, (2) a normal servicing fee and (3) where applicable, a trustee fee and surety bond fee. For home equity loans, prepayment assumptions used in the present value computation are based on the actual prepayment experience of the Company's owned and serviced loan portfolio. Prepayment assumptions for manufactured housing contracts are based on comparable industry prepayment statistics. The cash flows expected to be received by the Company are discounted at an interest rate that the Company believes an unaffiliated third-party purchaser would require as a rate of return on a financial instrument comprised of such cash flows.



    The following schedule sets forth the components of the Interest-only and residual certificates owned by the Company at March 31, 1997 and December 31, 1996.

                                                                March 31,       December 31,
                                                                   1997             1996
                                                              -------------     ------------
                                                                      (IN THOUSANDS)
Certificated interests  . . . . . . . . . . . . . . . .       $     458,464     $    426,393
Temporary investments - reserve accounts  . . . . . . .             287,775          251,183
Allowance for losses on loans serviced  . . . . . . . .             (79,582)         (73,102)
                                                              -------------     ------------
          Total . . . . . . . . . . . . . . . . . . . .       $     666,657     $    604,474
                                                              =============     ============

3.  LOANS

    Loans Owned. The following schedule sets forth the components of Loans owned by the Company at March 31, 1997 and December 31, 1996.

                                                               March 31,        December 31,
                                                                 1997              1996
                                                             -------------     ------------
                                                                      (in thousands)
Home equity . . . . . . . . . . . . . . . . . . . . . .      $     108,735     $     99,849
Manufactured housing chattel contracts  . . . . . . . .              3,728            7,397
Credit card receivables . . . . . . . . . . . . . . . .              2,347            1,543
Other . . . . . . . . . . . . . . . . . . . . . . . . .                810              600
                                                             -------------     ------------
         Total  . . . . . . . . . . . . . . . . . . . .            115,620          109,389

Real estate owned:
    Home equity   . . . . . . . . . . . . . . . . . . .              5,125            6,647
    Commercial and other  . . . . . . . . . . . . . . .              7,674            9,446
    Manufactured housing  . . . . . . . . . . . . . . .                251              372
Nonrefundable loan fees . . . . . . . . . . . . . . . .             (3,434)          (2,945)
Other . . . . . . . . . . . . . . . . . . . . . . . . .             (1,190)             (18)
                                                             -------------     ------------
         Total  . . . . . . . . . . . . . . . . . . . .            124,046          122,891
                                                             -------------     ------------

Less:
    Allowance for loan losses   . . . . . . . . . . . .             (4,235)          (4,141)
                                                             -------------     ------------
                                                             $     119,811     $    118,750
                                                             =============     ============

    Included in Loans owned at March 31, 1997 and December 31, 1996 were nonaccrual loans totaling $10.8 million and $6.6 million, respectively.

    Loans Serviced. The following table sets forth the loans serviced by the Company for third parties at March 31, 1997 and December 31, 1996, by type of loan. Substantially all of these loans were originated by the Company.

                                                                March 31,        December 31,
                                                                   1997              1996
                                                              --------------    -------------
                                                                       (IN THOUSANDS)
Home equity . . . . . . . . . . . . . . . . . . . . . .       $    4,192,973    $   3,940,289
Manufactured housing chattel contracts  . . . . . . . .              150,831          107,741
Other . . . . . . . . . . . . . . . . . . . . . . . . .               41,775           44,649
                                                              --------------    -------------
          Total . . . . . . . . . . . . . . . . . . . .       $    4,385,579    $   4,092,679
                                                              ==============    =============


4.  NOTES PAYABLE

    Notes payable consisted of the following:

                                                                        MARCH 31,       DECEMBER 31,
                                                                          1997              1996
                                                                     ---------------   --------------
                                                                              (IN THOUSANDS)
9.35% Senior unsecured notes due November, 1999 . . . . . . . .      $       125,000   $      125,000
7% Senior unsecured notes due July, 1998  . . . . . . . . . . .              100,000          100,000
7.7% Senior unsecured  notes due January, 2004  . . . . . . . .              100,000          100,000
Short-term borrowings . . . . . . . . . . . . . . . . . . . . .               70,550           47,100
Warehouse facilities  . . . . . . . . . . . . . . . . . . . . .               19,243           23,672
ESOP debt . . . . . . . . . . . . . . . . . . . . . . . . . . .               11,604           11,133
Subordinated debentures . . . . . . . . . . . . . . . . . . . .               10,000           10,000
Mortgage loan . . . . . . . . . . . . . . . . . . . . . . . . .                5,473            5,473
Construction loan . . . . . . . . . . . . . . . . . . . . . . .                5,126            3,293
                                                                     ---------------   --------------
          Total . . . . . . . . . . . . . . . . . . . . . . . .      $       446,996   $      425,671
                                                                     ===============   ==============

    In April, 1997, the Company entered into a $800 million senior unsecured revolving credit facility syndicated with a total of 22 participating lenders. The Company plans to use proceeds from this three-year credit facility to refinance existing debt and for general corporate purposes, including warehouse financing.

5.  CASH PAID FOR INTEREST AND INCOME TAXES.

    During the three months ended March 31, 1997 and 1996, the Company paid interest on notes payable in the amount of $8.8 million and $6.0 million, respectively. During the three months ended March 31, 1997 and 1996, the Company paid income taxes in the amount of $3.0 million and $5,000, respectively.

6.  DISCONTINUED OPERATIONS; COMMITMENTS AND CONTINGENCIES.

    As discussed in Notes 11 and 12 of the Company's Annual Report on Form 10-K for the year ended December 31, 1996, the Company has certain contingencies in connection with the sale, during 1996, of its investments in United General Title Insurance Company and United Companies Life Insurance Company and the divestiture, during 1993, of Foster Mortgage Company. There were no material changes in these contingencies in the first quarter of 1997. The operations of each of these companies have been classified as discontinued operations.

    The Company used a prefunding feature in connection with its securitization transactions during the first quarter of 1997. At March 31, 1997, approximately $53.5 million was held in a prefunding account for the purchase of the Company's home equity loans during the second quarter of 1997. In addition, at March 31, 1997, approximately $5.2 million was held in a prefunding account for purchase of the Company's manufactured housing contracts during the second quarter of 1997.

    In considering a pretrial motion of the plaintiffs in a class action lawsuit pending in Alabama state district court involving 910 home equity loans alleged to be subject to the Alabama Mini Code, Autrey v. United Companies Lending Corporation, the trial judge advised counsel for the parties by letter dated May 5, 1997, that he had determined retroactive application of the 1996 amendments to the Alabama Mini Code would be unconstitutional as applied to the plaintiffs' class. The 1996 amendments, which in general limited the remedy for finance charges in excess of the maximum permitted by the Alabama Mini Code, were expressly made retroactive by the Alabama legislature. The trial judge requested a proposed order relating to the plaintiffs' pretrial motion on the applicability of the remedy for finance charges exceeding the maximum permitted by the Alabama Mini Code and has apparently determined he will grant the plaintiffs' motion. The Company strenuously disagrees with the trial judge's determinations and believes that the liability, if any, should be limited to $495,000, being the aggregate finance charges allegedly exceeding the maximum permitted by the Alabama Mini Code, plus interest thereon. If upheld after a trial on the merits and related appeals, the trial judge's determinations could result in a liability for the Company's subsidiary presently estimated by the Company to be approximately $21 million. Trial on the merits is currently set for July 1997. The Company does not believe the Alabama Mini Code provision alleged to have been violated is applicable to the loans in this class and its motion for summary judgment to dismiss all claims asserted under this provision to the Alabama Mini Code, based on a recent decision of an Alabama state appeals court that this provision is not applicable to loans in excess of $2,000, is currently pending before the trial court. The Company further believes that it has other valid defenses to the claims asserted in this suit and intends to continue its vigorous defense of this matter.

7.  ACCOUNTING STANDARDS.

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"). This Statement establishes new standards for computing and presenting earnings per share ("EPS") information and requires dual presentation of "basic" and "diluted" EPS on the face of the income statement. SFAS No. 128 replaces the presentation of "primary" and "fully diluted" required by APB Opinion No. 15 and its related interpretations and is effective for financial statements issued for periods ending after December 15, 1997. At that time, the Company will be required to change the method currently used to compute EPS and to restate all prior periods. Earlier implementation of the provisions of SFAS No. 128 is not permitted. Basic EPS excludes common stock equivalents from the EPS calculation, while calculation of diluted EPS is generally consistent with the Company's current method of determining fully diluted EPS. Basic and diluted earnings per share, as computed under SFAS No. 128, would have been $.65 and $.62, respectively, for the first quarter of 1997.

8.  OTHER.

    On February 19, 1997, the Company filed a shelf registration statement on Form S-3 with the Commission for up to $500 million in corporate debt and equity securities. The registration statement was declared effective on February 28, 1997.

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

RESULTS OF OPERATIONS

    The Company's Consolidated Financial Statements present United Companies Life Insurance Company ("UCLIC") and United General Title Insurance Company as discontinued operations. Discussed below are results of continuing operations for the periods presented.

THREE MONTHS ENDED MARCH 31, 1997 AND 1996

    Income from continuing operations for the first quarter of 1997 was $20.2 million ($.62 per share based on 32.6 million weighted average shares outstanding) compared to $17.2 million ($.53 per share based on 32.7 million weighted average shares outstanding) for the same period of 1996. In comparison to the 1996 period, the increase in income in 1997 was primarily the result of an increase of approximately $110 million in the amount of home equity loans sold and the sale of approximately $71 million in manufactured housing contracts and the recognition of loan sale gains and loan fees in connection with such sales. In addition, the implementation of a new accounting pronouncement, as discussed below, increased net income by $4.5 million ($.14 per share) in the first quarter of 1997. The positive effect on earnings of the above factors was partially offset by increased personnel and operating expenses relating to an enlargement of infrastructure designed to handle a higher level of loan production than that which occurred during the first quarter of 1997.

    As discussed in Note 2 of the Notes to Consolidated Financial Statements, during the first quarter of 1997, the Company implemented Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("SFAS No. 125") which required the Company to change the method it previously utilized in calculating the gain on its sale of loans and required the reclassification of the assets and liabilities retained by the Company (the "retained interests") in connection with such sales. Previously, the retained interests were classified as "Capitalized excess servicing income", "Temporary investments-reserve accounts" and the "Allowance for loan losses on serviced loans". Such amounts are now classified as "Interest-only and residual certificates". Effective with the implementation of SFAS No. 125, the fair value of the interest-only and residual certificates was estimated using the expected dates that the retained interests are to be released from the related reserve accounts. In addition, the Interest- only and residual certificates are classified as trading securities under the provisions of SFAS No. 115 and, as such, recorded at fair value with the resultant change in unrealized gain or loss recorded in the results of operations in the period of change in value.

    Loan sale gains increased $7.4 million during the first quarter of 1997 over the same period in 1996. The increase in the amount of loan sale gains was due primarily to the increase in the amount of loans sold, as discussed above, partially offset by a decrease in the interest spread retained by the Company, higher purchase premiums paid in connection with an increase of approximately $62 million in loans acquired by the Company's bulk purchase program and a negative adjustment of approximately $1.9 million related to the implementation of SFAS No. 125 (compared to the prior method of calculating loan sale gains). In addition, loan sale gains for the three months ended March 31, 1997 includes the capitalization of mortgage servicing rights in the amount of $5.6 million compared to $2.9 million for same period of 1996.

    The following table presents information regarding loan sale transactions for the periods indicated:

                                           Home Equity Loans              Manufactured Housing Contracts
                                  ----------------------------------   ----------------------------------
                                     Three months ended March 31,           Three months ended March 31
                                  ----------------------------------   ----------------------------------
                                      1997                  1996          1997                    1996
                                  ------------         -------------   -----------             ----------
                                         (dollars in thousands)                (dollars in thousands)
Loans sold  . . . . . . . . . .   $    517,391         $     407,700   $    70,803                   -
Average coupon  . . . . . . . .         11.20%                11.18%        10.97%                   -
Interest spread retained  . . .          4.65%                 4.86%         3.54%                   -
Loan sale gains . . . . . . . .   $     40,765         $      39,809   $     6,431                   -

    Fluctuations in and the level of market interest rates will impact the interest spread retained by the Company on loans sold (which include for purposes hereof manufactured housing contracts), and, potentially, the amount of its loan sale gains. An increase in the level of market interest rates will generally adversely affect the interest spread on loans sold, whereas such interest spread generally widens during a declining interest rate environment. Although actions have been taken by the Company during a rising interest rate environment to mitigate the impact on earnings of fluctuations in market rates, such as increasing the coupon rate charged on its loan products, the effect of such actions will generally lag the impact of market rate fluctuations. In addition, as discussed above, SFAS No. 125 requires that the retained interests be classified as trading securities and fluctuations in the interest rate environment can also affect the carrying value of these assets, with the changes in unrealized gain or loss recorded in the results of operations in the
period of change in value.    In connection with its securitization
transactions, the Company has used a prefunding feature which "locks in" the pass-through rate that the Company will pay to the investors on a prefunded amount which will be used to acquire loans at a future date. The Company is obligated for the difference between the earnings on such prefunded amount and the pass-through interest paid to the investors during the period from the date of the closing of the securitization transaction until the date of delivery of the loans. In connection with the securitization transactions which closed in the first quarter of 1997, approximately $53.5 million and $5.2 million were held in prefunding accounts for purchase of the Company's home equity loans and manufactured housing contracts, respectively, during the second quarter of 1997.

    Finance income, fees earned and other loan income increased $11.7 million for the first quarter of 1997 compared to the same period of 1996 as the result of the following factors: (i) growth in the portfolio of loans warehoused pending loan sales; (ii) a $1.4 billion increase in the average portfolio of home equity loans serviced; (iii) the recognition of loan fees at the time of sale of the loans and the impact of finance income earned from the manufactured housing unit; and (iv) the positive effect of implementation of SFAS No. 125 which increased finance income by $8.9 million as the result of changes required in the method of valuing the Company's retained interests at period end. The following table presents the composition of Finance income, fees earned and other loan income for the periods indicated:

                                                               Three months ended March 31,
                                                            --------------------------------
                                                               1997                  1996
                                                            ----------           -----------
                                                                      (in thousands)

Servicing fees earned . . . . . . . . . . . . . . . . .     $   45,346           $    29,988
Loan origination fees . . . . . . . . . . . . . . . . .         21,488                19,128
Loan interest . . . . . . . . . . . . . . . . . . . . .          4,358                 3,029
Other loan income . . . . . . . . . . . . . . . . . . .          2,350                 1,904
Valuation adjustment on interest-only and
    residual certificates . . . . . . . . . . . . . . .        (34,545)              (26,749)
                                                            ----------           -----------
    Total   . . . . . . . . . . . . . . . . . . . . . .     $   38,997           $    27,300
                                                            ==========           ===========

    The Company estimates that non-accrual loans reduced loan interest for the first three months of 1997 and 1996 by approximately $8.2 million and $4.3 million, respectively. The Company is generally obligated to advance interest on delinquent loans serviced for third party investors until satisfaction of the note, liquidation of the collateral or charge off of the delinquent loan. During the three months ended March 31, 1997 the average amount of non-accrual loans owned and/or serviced by the Company was $249.0 million compared to approximately $132.7 million during the same period of 1996.

    Loan origination fees in excess of direct origination costs on loans held by the Company are recognized over the lives of the loans and are recognized at the time of sale on loans sold to third parties. During the three months ended March 31, 1997 and 1996, the Company sold approximately $517 million and $408 million, respectively, in home equity loans and recognized approximately $9.7 million and $10.5 million, respectively, in net loan origination fees in connection with these sales. The amount of loan fees earned as a percent of the amount of loans sold in the first quarter of 1997 declined when compared to the same period of 1996 as the result of an increase in the amount of loans originated by the wholesale and bulk purchase units that were included in loan securitization transactions.

    Investment income totaled $4.7 million for the first quarter of 1997 compared to investment income of $2.9 million during the same period of 1996. Investment income is primarily related to interest earned on funds in reserve accounts established in connection with loan sales in securitization transactions. Investment income during the first quarter of 1997 also includes approximately $.5 million in realized gains on common stock classified as trading securities sold during the quarter. Other assets at March 31, 1997 includes a $17.7 million receivable in connection with such sale.

    Other income includes income earned by the Company's property management and telecommunication services operations with respect to its office park. In the first quarter of 1996, Other income also included overhead reimbursement from discontinued operations prior to their disposition.

    Personnel expenses increased approximately $6.2 million primarily because of costs associated with the expansion of the Company's lending operations. Approximately 23% of the increase in personnel costs is related to the Company's manufactured housing lending operations. The remaining increase is primarily related to expansion of the Company's lending distribution network and incentive compensation related to an increase in home equity loan production.

    Interest expense for the first quarter of 1997 increased $4.6 million from the same period of 1996 primarily as the result of an increase in the average amount of debt outstanding.

    Other operating expenses for the three months ended March 31, 1997 increased approximately $5.9 million when compared to the same period of 1996 primarily as the result of expansion of the Company's lending operations. The increase in Other operating expenses included a $2.1 million increase in occupancy and general office expenses.

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

    Substantially all of the home equity loans and manufactured housing contracts produced by the Company are sold in securitization transactions in which securities backed by these loans and contracts ("pass-through certificates") are publicly offered and sold, with servicing rights retained. The purchasers of the pass-through certificates receive a credit enhanced security which is provided in part in home equity loan securitizations through a guaranty provided by a third party insurer or, in connection with certain manufactured housing contract securitization transactions, through a senior/subordinated structure. Credit enhancement for the pass-through certificates is also provided by subordinating a cash deposit and the excess interest spread retained by the Company to the payment of scheduled principal and interest on the certificates. The subordination of the cash deposit and the excess interest spread retained by the Company relates to credit losses which may occur after the sale of the loans and contracts and generally continues until the earlier of the payment in full of the loans and contracts or termination of the agreement pursuant to which the loans and contracts were sold. If cumulative payment defaults exceed the amount subordinated, a third party insurer, except in certain manufactured housing securitization transactions, is obligated to pay any further losses experienced by the owners of the pass-through certificates. Such losses are borne first by the subordinated pass-through certificates in certain of the Company's manufactured housing contract securitization transactions.

    The Company is also obligated to cure, repurchase or replace loans and contracts which may be determined after the sale to violate representations and warranties relating to them and which are made by the Company at the time of the sale. The Company regularly evaluates the quality of the loan portfolio and estimates its risk of loss based upon historical loss experience, prevailing economic conditions, estimated collateral value and such other factors which, in management's judgment, are relevant in estimating the credit risk in owned and/or serviced loans. For loans and contracts sold, the Company estimates the amount of credit losses at the time of sale and, because such amount is a component of and is considered in determining the fair value of Interest-only and residual certificates, records such amount on its balance sheet as a
reduction of this asset.   Estimated losses on the owned portfolio are provided
for by an increase in the allowance for loan losses through a charge to current operating income. At March 31, 1997, the carrying value of the Company's interest-only and residual certificates was reduced by $79.6 million to provide for estimated credit losses on loans sold. At March 31, 1997 the allowance for loan losses on owned loans totaled $4.2 million. (See also the analysis of the allowance for loan losses below). The maximum recourse associated with sales of home equity loans and manufactured housing contracts according to terms of the sale agreements totaled approximately $948 million at March 31, 1997, of which amount approximately $924 million relates to the subordinated cash and excess interest spread. Should credit losses on loans and contracts sold materially exceed the Company's estimates for such losses, such consequence will have a material adverse impact on the Company's operations.

    At March 31, 1997, the contractual balance of home equity loans serviced was approximately $4.3 billion, substantially all of which are owned by and serviced for third party investors. The portfolio is geographically diversified. Although the Company services loans in 50 states, at March 31, 1997 a substantial portion of the home equity loans serviced were originated in California (10.1%), Louisiana (7.8%), Ohio (7.4%), and Florida (7.4%), respectively, and no other state accounted for more than 7% of the serviced portfolio. In addition, at March 31, 1997, the Company serviced approximately $155 million of manufactured housing contracts, 40.0% of which were originated in Texas, 14.7% in South Carolina, 12.8% in North Carolina and 11% in Georgia. The risk inherent in geographic concentrations is dependent not only upon regional and general economic stability which affects property values, but also the financial well-being and creditworthiness of the borrower.

    The following table provides certain contractual delinquency and default information for home equity loans serviced as of the dates indicated:

                                       March 31, 1997                   December 31, 1996
                                  ---------------------------       ----------------------------
                                                  % of                               % of
                                  Contractual     Contractual       Contractual      Contractual
                                     Balance      Balance           Balance          Balance
                                  -----------     -----------       -------------    -----------
                                                       (DOLLARS IN THOUSANDS)
Home equity loans
  serviced  . . . . . . . . . .   $ 4,301,708                       $   4,040,138
                                  ===========                       =============
Delinquency
-----------
  30-59 days  . . . . . . . . .   $   137,616         3.20%         $     136,976         3.39%
  60-89 days  . . . . . . . . .        35,604         0.83                 53,124         1.31
  90+ days  . . . . . . . . . .        19,500         0.45                 28,663         0.71
                                  -----------     --------          -------------    ---------
                                      192,720         4.48                218,763         5.41
                                  -----------     --------          -------------    ---------
Defaults
--------
  Foreclosures in process . . .       166,638         3.87                135,779         3.36
  Bankruptcy  . . . . . . . . .        85,948         2.00                 73,887         1.83
                                  -----------     --------          -------------    ---------
                                      252,586         5.87                209,666         5.19
                                  -----------     --------          -------------    ---------
Total delinquency
    and defaults  . . . . . . .   $   445,306        10.35%         $     428,429        10.60%
                                  ===========     ========          =============    =========


    The contractual balances exclude home equity real estate owned and/or serviced which totaled $61.4 million and $52.6 million at March 31, 1997 and December 31, 1996, respectively. The charge-off rate on the average home equity loan portfolio for the first quarter of 1997 was .67% (annualized) and was .51% for 1996.

    The following table provides certain contractual delinquency and default data with respect to the Company's home equity loans serviced, by year of loan origination, as of the dates indicated:

                                                             March 31, 1997
                    ----------------------------------------------------------------------------------------------
                                                                                  Defaults
                                              Delinquency             ------------------------------
                                   ---------------------------------- Foreclosures                        Total
                     Contractual                                           in        Bank-             Delinquency
                       Balance     30-59    60-89     90+       Total    Process    ruptcy     Total    & Defaults
                    ------------   -----    -----     ----      -----    -------    ------     -----    ----------
                                                         (DOLLARS IN THOUSANDS)
1991 & prior  . . . $    102,823   3.56%     0.96%    0.81%      5.33%      5.79%      5.87%   11.66%        16.99%
1992  . . . . . . .       58,083   3.42%     0.83%    1.50%      5.75%      5.79%      5.86%   11.65%        17.40%
1993  . . . . . . .      181,471   4.41%     0.85%    0.60%      5.86%      5.43%      5.34%   10.77%        16.63%
1994  . . . . . . .      410,873   4.98%     0.86%    0.56%      6.40%      6.94%      5.07%   12.01%        18.41%
1995  . . . . . . .      971,949   4.41%     1.37%    0.62%      6.40%      7.51%      3.67%   11.18%        17.58%
1996  . . . . . . .    2,030,000   2.97%     0.78%    0.41%      4.16%      2.26%      0.51%    2.77%         6.93%
1997  . . . . . . .      546,509   0.08%       -        -        0.08%      0.01%        -      0.01%         0.09%
                    ------------
    Total . . . . . $  4,301,708   3.20%     0.83%    0.45%      4.48%      3.87%      2.00%    5.87%        10.35%
                    ============

                                                          DECEMBER 31, 1996
                    ----------------------------------------------------------------------------------------------
                                                                                  Defaults
                                              Delinquency             ------------------------------
                                   ---------------------------------- Foreclosures                        Total
                     Contractual                                           in        Bank-             Delinquency
                       Balance     30-59    60-89     90+       Total    Process    ruptcy     Total    & Defaults
                    ------------   -----    -----     ----      -----    -------    ------     -----    ----------
                                                         (DOLLARS IN THOUSANDS)
1990 & prior  . . . $     75,252   5.12%     1.20%    1.22%      7.54%      5.97%     4.85%  10.82%        18.36%
1991  . . . . . . .       38,114   5.26%     0.97%    0.83%      7.06%      5.45%     6.59%  12.04%        19.10%
1992  . . . . . . .       63,842   4.74%     1.74%    1.97%      8.45%      5.87%     5.40%  11.27%        19.72%
1993  . . . . . . .      199,037   4.39%     1.28%    1.07%      6.74%      4.94%     5.05%   9.99%        16.73%
1994  . . . . . . .      451,224   5.15%     1.58%    0.92%      7.65%      4.70%     6.37%  11.07%        18.72%
1995  . . . . . . .    1,069,818   4.75%     2.12%    1.17%      8.04%      2.64%     6.26%   8.90%        16.94%
1996  . . . . . . .    2,142,851   2.11%     0.86%    0.35%      3.32%      0.20%     0.95%   1.15%         4.47%
                    ------------
    Total . . . . . $  4,040,138   3.39%     1.31%    0.71%      5.41%      3.36%     1.83%   5.19%        10.60%
                    ============

    The Company's management believes that the decrease in delinquencies and defaults is not attributable to any single factor but rather reflects a combination of factors, such as the seasonal nature of delinquencies inherent in the portfolio and changes made in internal collection procedures.

    The following table reflects, as of the periods indicated, the allowance for loan losses for loans owned by the Company and loans serviced for third parties. These allowance accounts are deducted in the Company's balance sheet from the asset to which they apply.

                                                                    Three Months Ended March 31, 1997
                                                                ----------------------------------------
                                                                  Owned          Serviced        Total
                                                                ----------      ---------     ----------
                                                                         (dollars in thousands)
Allowance for loan losses, beginning of period  . . . . . . . . $    4,141      $  73,102     $   77,243

Provision for loan losses . . . . . . . . . . . . . . . . . . .        874         12,914         13,788

Net loans charged off . . . . . . . . . . . . . . . . . . . . .       (967)        (6,434)        (7,401)

Reserve reclassification  . . . . . . . . . . . . . . . . . . .        187            -              187
                                                                ----------      ---------     ----------

Allowance for loan losses, end of period  . . . . . . . . . . . $    4,235      $  79,582     $   83,817
                                                                ==========      =========     ==========


                                                                    Three Months Ended March 31, 1996
                                                                ----------------------------------------
                                                                   Owned         Serviced        Total
                                                                ----------      ---------     ----------
                                                                         (dollars in thousands)
Allowance for loan losses, beginning of period  . . . . . . . . $    6,484      $  44,970     $   51,454

Provision for loan losses . . . . . . . . . . . . . . . . . . .        438          5,638          6,076

Net loans charged off . . . . . . . . . . . . . . . . . . . . .       (856)        (2,118)        (2,974)

Reserve reclassification  . . . . . . . . . . . . . . . . . . .        (10)           -              (10)
                                                                ----------      ---------     ----------

Allowance for loan losses, end of period  . . . . . . . . . . . $    6,056      $  48,490     $   54,546
                                                                ==========      =========     ==========

    The above delinquency and default experience represents the Company's recent experience. However, the delinquency and default percentages may be affected by the increase in the size and relative lack of seasoning of a substantial portion of the portfolio. In addition, the Company can neither quantify the impact of property value declines, if any, on the home equity loans and manufactured housing contracts nor predict whether or to what extent or how long such declines may exist. In a period of such declines, the rates of delinquencies and defaults on the home equity loans and manufactured housing contracts could be higher than those theretofore experienced in the residential mortgage lending industry in general. Adverse economic conditions (which may or may not affect real property values) may affect the timely payment by borrowers of scheduled payments of principal and interest on the home equity loans and manufactured housing contracts and, accordingly, the actual rates of delinquencies and defaults. As a result, the information in the above tables should not be considered as the only basis for assessing the likelihood, amount or severity of delinquencies and defaults in the future and no assurance can be given that the delinquency and default experience presented in the tables will be indicative of such experience.

LIQUIDITY AND CAPITAL RESOURCES

    The principal cash requirements of the Company's lending operations arise from loan originations, deposits to reserve accounts, repayments of inter-company debt borrowed under the Company's senior notes and short-term borrowings, payments of operating and interest expenses, and income taxes related to loan sale transactions. Loan production is funded principally through proceeds of warehouse facilities pending loan sales. At March 31, 1997, the Company had three secured warehouse facilities available for its home equity loan product: (i) a warehouse facility provided by a syndicate of commercial banks (the "Commercial Bank Warehouse"), (ii) a warehouse facility provided by the investment banker which acted as lead underwriter for the Company's first quarter home equity loan securitization (the "Investment Bank Warehouse"), and (iii) a warehouse facility provided by UCLIC (the "UCLIC Warehouse"). The Commercial Bank Warehouse was a $350 million facility committed until May, 1998. As of March 31, 1997, $11.8 million was outstanding under the Commercial Bank Warehouse. In April, 1997, the Company entered into a $800 million senior unsecured revolving credit facility syndicated with a total of 22 participating lenders. This facility replaced the Commercial Bank Warehouse and certain lines of credit totaling $107 million. The Investment Bank Warehouse was directly related to the first quarter home equity loan securitization, initially provided for funding up to $300 million of eligible home equity loans for such securitization and terminated upon the closing of the last delivery of loans under the prefunding accounts relative to this securitization. As of March 31, 1997, $150 million was available and no amounts were outstanding under the Investment Bank Warehouse. The UCLIC Warehouse, which was established upon the sale of UCLIC, provides for the purchase of up to $300 million in first mortgage residential loans and has a maturity of July, 1999. The Company has the right for a limited time to repurchase certain loans which are eligible for securitization and as of March 31, 1997, $7.5 million in loans eligible for securitization were funded under this facility. In addition, the Company had a manufactured housing contract warehouse which was directly related to the first quarter manufactured housing securitization and was provided by the investment bank which acted as lead underwriter for such securitization (the "Manufactured Housing Warehouse").
The Manufactured Housing Warehouse initially provided for funding up to $75 million of eligible manufactured housing contracts and terminated upon the closing of the last delivery of contracts under the prefunding accounts relative to this securitization. As of March 31, 1997, $25 million was available and no amounts were outstanding under the Manufactured Housing Warehouse.

    Substantially all of the home equity loans and manufactured housing contracts originated or acquired by the Company are sold. Net cash from operating activities of the Company in the first quarter of 1997 and 1996 reflects approximately $.6 billion and $.7 billion, respectively, in cash used for loan originations and acquisitions of home equity loans and manufactured housing contracts. The primary source of funding for loan originations is derived from the reinvestment of proceeds from the ultimate sale of these products in the secondary market which totaled approximately $.6 billion and $.7 billion in the first quarter of 1997 and 1996, respectively. In connection with the sale transactions in the secondary market, third-party surety bonds (except in the case of two manufactured housing contract securitizations) and cash deposits by the Company as credit enhancements have been provided. The loan sale transactions have required the subordination of certain cash flows payable to the Company to the payment of principal and interest due to certificate holders. In connection with these transactions, the Company has been required, in some instances, to fund an initial deposit, and thereafter, in each transaction, a portion of the amounts receivable by the Company from the excess interest spread has been required to be placed and maintained in a reserve account to the extent of the subordination requirements. The subordination requirements generally provide that the excess interest spread is payable to a reserve account until a specified level of cash, which is less than the maximum subordination amount, is accumulated therein. The interest-only and residual certificates of the Company are subject to being utilized first to replenish cash paid from the reserve account to fund shortfalls in collections from borrowers who default on the payment of principal or interest on the loans and contracts underlying the pass-through certificates issued until the total of the Company's deposits into the reserve account equal the maximum subordination
amount.   After the Company's deposits into the reserve account equal the maximum subordination amount for a transaction, the subordination of the related excess interest spread (including the guarantee fee payable therefrom) for these purposes is terminated. The excess interest spread required to be deposited and maintained in the respective reserve accounts will not be available to support the cash flow requirements of the Company until such amount exceeds the maximum subordinated amount (other than amounts, if any, in excess of the specified levels required to be maintained in the reserve accounts, which may be distributed periodically to the Company). At March 31, 1997, the amounts on deposit in such reserve accounts totaled $288 million. In April, 1996, a subsidiary of the Company entered into a letter of credit and reimbursement agreement with the domestic branch of an international bank pursuant to which the bank issued letters of credit to replace a substantial portion of the cash previously required to be maintained in the reserve accounts for five loan securitization transactions consummated in 1993 and 1994. As a consequence, $40 million was released from the related reserve accounts to the Company, and these proceeds, net of transaction costs, were used to pay down outstanding debt of the Company in April, 1996. In April, 1997, the Company terminated this letter of credit and reimbursement agreement and caused the letters of credit to be replaced by cash in the required amounts in the related reserve accounts.

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

                       REVIEW BY INDEPENDENT ACCOUNTANTS


The Company's independent accountants, Deloitte & Touche LLP, have performed a review of the accompanying unaudited consolidated balance sheet as of March 31, 1997 and the related consolidated statements of income and cash flows for the three months ended March 31, 1997 and 1996, and previously audited and expressed an unqualified opinion dated February 28, 1997 on the consolidated financial statements of the Company and its subsidiaries as of December 31, 1996, from which the consolidated balance sheet as of this date is derived.

INDEPENDENT ACCOUNTANTS' REVIEW REPORT


United Companies Financial Corporation:

We have reviewed the accompanying consolidated balance sheet of United Companies Financial Corporation and subsidiaries as of March 31, 1997 and the related consolidated statements of income and cash flows for the three months ended March 31, 1997 and 1996. These financial statements are the responsibility of the Corporation's management.

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

As discussed in Note 2 of the Notes to the Consolidated Financial Statements, in 1997, the Company changed its method of accounting for loan sale gains and related retained interests to conform with Statement of Financial Accounting Standards No. 125.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of United Companies Financial Corporation and subsidiaries as of December 31, 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 28, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1996 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.





/s/  DELOITTE & TOUCHE LLP

Baton Rouge, Louisiana
May 9, 1997

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

                              None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           UNITED COMPANIES FINANCIAL CORPORATION




Date:   May 12, 1997                       By:        /s/ J. Terrell Brown
        -------------                               -----------------------------------------
                                                    J. Terrell Brown
                                                    Chairman and Chief Executive Officer



Date:   May 12, 1997                       By:        /s/ Dale E. Redman
        -------------                               ------------------------------------------
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