Form 10-Q
period 1997-06-30
UNITED COMPANIES FINANCIAL CORP
filed 1997-08-13
CIK 217416

===============================================================================



                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------

                                   FORM 10-Q

(Mark One)
 [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997


                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

For the period from           to
                    ---------    ---------
Commission file number 1-7067


                     UNITED COMPANIES FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)



                Louisiana                                  71-0430414
     (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                    Identification No.)


             4041 Essen Lane                                  70809
         Baton Rouge, Louisiana                            (Zip Code)
(Address of principal executive offices)
Registrant's telephone number, including area code (504) 987-0000




         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---   ---
         The number of shares of $2.00 par value common stock issued and outstanding as of August 1, 1997 was 28,698,552, excluding 1,159,682 treasury shares.


===============================================================================

            UNITED COMPANIES FINANCIAL CORPORATION AND SUBSIDIARIES

                               INDEX TO FORM 10-Q

                      FOR THE QUARTER ENDED JUNE 30, 1997



                                                                                                      PAGE
PART I - FINANCIAL INFORMATION

Financial Statements:

Consolidated Balance Sheets
   June 30, 1997 and December 31, 1996..............................................................    2

Consolidated Statements of Income
   Three months and six months ended June 30, 1997 and 1996.........................................    3

Consolidated Statements of Cash Flows
   Six months ended June 30, 1997 and 1996..........................................................    4

Notes to Consolidated Financial Statements..........................................................  5-8

Management's Discussion and Analysis of Financial Condition
   and Results of Operations........................................................................ 9-16

Review by Independent Accountants...................................................................   17

Independent Accountants' Review Report..............................................................   18


PART II - OTHER INFORMATION

Submission of Matters to a Vote of Security Holders.................................................   19

Exhibits and Reports on Form 8-K....................................................................19-20

Signatures..........................................................................................   21

Index to Exhibits...................................................................................   22

            UNITED COMPANIES FINANCIAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)




                                                                               June 30,
                                                                                 1997        December 31,
Assets                                                                        (Unaudited)        1996
                                                                              -----------    -----------
Cash and cash equivalents .................................................   $       591    $    14,064
Investment securities
    Trading ...............................................................            --         17,418
    Available for sale ....................................................        16,939         17,510
Loans - net ...............................................................       166,369        118,750
Interest-only and residual certificates ...................................       771,072        604,474
Accrued interest receivable ...............................................        69,347         61,483
Property - net ............................................................        56,784         46,323
Capitalized mortgage servicing rights .....................................        34,347         23,806
Other assets ..............................................................        34,086         21,445
                                                                              -----------    -----------
           Total assets ...................................................   $ 1,149,535    $   925,273
                                                                              ===========    ===========

Liabilities and Stockholders' Equity

Notes payable .............................................................   $   552,403    $   425,671
Deferred income taxes payable .............................................        73,815         52,971
Managed cash overdraft ....................................................        17,760             --
Other liabilities .........................................................        48,536         26,354
                                                                              -----------    -----------
           Total liabilities ..............................................       692,514        504,996
                                                                              -----------    -----------

Stockholders' equity:
    Preferred stock, $2 par value;
        Authorized - 20,000,000 shares;
        Issued - 1,955,000 shares of 6 3/4% PRIDES(sm)  ($44 per share
           liquidation preference) ........................................         3,910          3,910
    Common stock, $2 par value;
        Authorized - 100,000,000 shares;
        Issued - 29,857,234 and 29,627,734 shares .........................        59,714         59,255
    Additional paid-in capital ............................................       185,327        184,397
    Net unrealized gain on securities .....................................            52             48
    Retained earnings .....................................................       227,114        190,579
    Treasury stock and ESOP debt ..........................................       (19,096)       (17,912)
                                                                              -----------    -----------
        Total stockholders' equity ........................................       457,021        420,277
                                                                              -----------    -----------
           Total liabilities and stockholders' equity .....................   $ 1,149,535    $   925,273
                                                                              ===========    ===========

                See notes to consolidated financial statements.

            UNITED COMPANIES FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                              Three months ended         Six months ended
                                                                   June 30,                 June 30,
                                                            ---------------------    ---------------------
                                                              1997        1996         1997        1996
                                                            ---------   ---------    ---------   ---------
Revenues:
   Loan sale gains ......................................   $  63,723   $  49,878    $ 110,919   $  89,688
   Finance income, fees earned and other
        loan income .....................................      43,802      30,177       82,799      57,477
   Investment income ....................................       6,133       2,671       10,881       5,552
   Other ................................................       1,571       1,111        3,052       2,293
                                                            ---------   ---------    ---------   ---------
           Total ........................................     115,229      83,837      207,651     155,010
                                                            ---------   ---------    ---------   ---------

Expenses:
   Personnel ............................................      32,261      23,177       59,010      43,770
   Interest .............................................      14,237       9,146       26,467      16,819
   Other operating ......................................      31,608      18,458       53,554      34,473
                                                            ---------   ---------    ---------   ---------
           Total ........................................      78,106      50,781      139,031      95,062
                                                            ---------   ---------    ---------   ---------

Income from continuing operations before
   income taxes .........................................      37,123      33,056       68,620      59,948

Provision for income taxes ..............................      13,364      12,229       24,703      21,892
                                                            ---------   ---------    ---------   ---------

Income from continuing operations .......................      23,759      20,827       43,917      38,056

Income (loss) from discontinued operations:
   Income from discontinued operations, net of income
       tax expense of $894 and $1,651, respectively .....          --       1,623           --       3,199
   Loss on disposal, net of income tax
       benefit of $474 and $868, respectively ...........          --      (6,765)          --      (7,731)
                                                            ---------   ---------    ---------   ---------
           Total ........................................          --      (5,142)          --      (4,532)
                                                            ---------   ---------    ---------   ---------

Net income ..............................................   $  23,759   $  15,685    $  43,917   $  33,524
                                                            =========   =========    =========   =========

Per share data:
   Income from continuing operations ....................   $     .73   $     .64    $    1.35   $    1.16
   Loss from discontinued operations ....................          --        (.16)          --        (.14)
                                                            ---------   ---------    ---------   ---------
   Net income ...........................................   $     .73   $     .48    $    1.35   $    1.02
                                                            =========   =========    =========   =========

                See notes to consolidated financial statements.

            UNITED COMPANIES FINANCIAL CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                    Six months ended June 30,
                                                                                  ----------------------------
                                                                                      1997            1996
                                                                                  ------------    ------------
Cash flows from continuing operating activities:
Income from continuing operations .............................................   $     43,917    $     38,056
     Adjustments to reconcile income from continuing operations to net cash used by continuing operating activities:
          Increase in accrued interest receivable .............................         (7,864)         (7,604)
          Increase in other assets ............................................        (10,391)         (7,987)
          Increase in other liabilities .......................................         22,495          14,495
          Increase in interest-only and residual certificates .................       (166,598)        (68,893)
          Increase in capitalized mortgage servicing rights ...................        (14,303)         (8,879)
          Amortization of capitalized mortgage servicing rights ...............          3,762             813
          Loan loss provision on owned loans ..................................          1,454           1,393
          Amortization and depreciation .......................................          3,042           1,740
          Deferred income taxes ...............................................         20,842          19,038
          Proceeds from sales and principal collections of loans
             held for sale ....................................................      1,362,942       1,742,397
          Originations and purchases of loans held for sale ...................     (1,412,015)     (1,797,090)
          Decrease in trading securities ......................................         17,418              --
                                                                                  ------------    ------------
               Net cash used by continuing operating activities ...............       (135,299)        (72,521)
                                                                                  ------------    ------------

Cash flows provided by discontinued operations ................................             --             (39)
                                                                                  ------------    ------------

Cash flows from investing activities:
          Proceeds from sales of available-for-sale securities ................            577              --
          Proceeds from disposition of title insurance subsidiary .............             --          (5,126)
          Capital expenditures ................................................        (12,455)          3,664
                                                                                  ------------    ------------
               Net cash (used) provided by investing activities ...............        (11,878)         (1,462)
                                                                                  ------------    ------------

Cash flows from financing activities:
          Proceeds from issuance of subordinated notes ........................        146,855              --
          Proceeds from construction loan .....................................          3,846              --
          Payments on construction and mortgage loans .........................        (12,612)             --
          (Decrease) increase in debt with maturities of three months or less .        (47,100)         93,050
          Increase in revolving credit facility ...............................         50,500              --
          (Decrease) increase in warehouse loan facility ......................        (17,097)         27,480
          Proceeds from ESOP debt .............................................            850           3,000
          Payments on ESOP debt ...............................................           (759)           (522)
          Cash dividends paid .................................................         (7,382)         (6,796)
          Increase (decrease) in managed cash overdraft .......................         17,760         (27,052)
          Increase in unearned ESOP compensation ..............................         (1,184)         (2,478)
          Proceeds from exercise of stock options .............................             27             310
                                                                                  ------------    ------------
               Net cash provided by financing activities ......................        133,704          86,992
                                                                                  ------------    ------------
(Decrease) increase in cash and cash equivalents ..............................        (13,473)         12,970
Cash and cash equivalents at beginning of period ..............................         14,064           5,284
                                                                                  ------------    ------------
Cash and cash equivalents at end of period ....................................   $        591    $     18,254
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

     These Notes reflect only the major changes from those disclosures contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, filed with the United States Securities and Exchange Commission ("the Commission").

     The consolidated results of operations for the three months and six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year. Certain 1996 amounts have been reclassified to conform with the current year presentations. Such reclassifications had no effect on net income.

2.   INTEREST-ONLY AND RESIDUAL CERTIFICATES.

     As discussed in Note 2 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, during the first quarter of 1997, the Company implemented Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" (SFAS No. 125"). As a result of the implementation of SFAS No. 125, net income for the six months ended June 30, 1997 increased by $4.5 million, or $.14 per share on a fully diluted basis. The following summary reflects the changes in the Company's Interest-only and residual certificates during the first six months of 1997.


     Balance, beginning of year ................................   $ 604,474
     Interest-only and residual receivables on loans sold ......     154,430
     Net increase in allowance for loss on loans sold ..........     (12,749)
     Net increase in reserve accounts ..........................      95,804
     Amortization of interest-only and residual receivable .....     (70,887)
                                                                   ---------
     Balance, June 30, 1997 ....................................   $ 771,072
                                                                   =========

     The following schedule sets forth the components of the Interest-only and residual certificates owned by the Company at June 30, 1997 and December 31, 1996, which are recorded at fair value.


                                                      JUNE 30,    DECEMBER 31,
                                                        1997         1996
                                                     ------------------------
                                                          (IN THOUSANDS)
     Certificated interests ......................   $  509,936    $  426,393
     Temporary investments - reserve accounts ....      346,987       251,183
     Allowance for losses on loans serviced ......      (85,851)      (73,102)
                                                     ----------    ----------
               Total .............................   $  771,072    $  604,474
                                                     ==========    ==========

3.   LOANS

     Loans Owned. The following schedule sets forth the components of Loans-net at June 30, 1997 and December 31, 1996.

                                                               JUNE 30,     DECEMBER 31,
                                                                 1997          1996
                                                              ----------    ----------
                                                                  (IN THOUSANDS)
             Receivables held for sale ....................   $  107,295    $   69,558
             Other receivables ............................       52,524        39,831
                                                              ----------    ----------
                      Total ...............................      159,819       109,389

             Real estate owned:
                  Home equity .............................        5,371         6,647
                  Commercial and other ....................        6,438         9,446
                  Manufactured housing chattel contracts ..          199           372
             Nonrefundable loan fees ......................       (2,198)       (2,945)
             Other ........................................          583           (18)
                                                              ----------    ----------
                      Total ...............................      170,212       122,891
                                                              ----------    ----------

             Less:
                  Allowance for loan losses ...............       (3,843)       (4,141)
                                                              ----------    ----------
                                                              $  166,369    $  118,750
                                                              ==========    ==========

     Included in Loans-net at June 30, 1997 and December 31, 1996 were nonaccrual loans totaling $10.7 million and $6.6 million, respectively.

     Loans Serviced. The following table sets forth the loans serviced by the Company for third parties at June 30, 1997 and December 31, 1996, by type of loan. Substantially all of these loans were originated by the Company.


                                                                JUNE 30,     DECEMBER 31,
                                                                  1997           1996
                                                              ------------   ------------
                                                                   (IN THOUSANDS)
              Home equity .................................   $  4,527,800   $  3,940,289
              Manufactured housing chattel contracts ......        194,272        107,741
              Other .......................................         38,887         44,649
                                                              ------------   ------------
                        Total .............................   $  4,760,959   $  4,092,679
                                                              ============   ============

4.   NOTES PAYABLE

     Notes payable consisted of the following:

                                                                             June 30,   DECEMBER 31,
                                                                               1997        1996
                                                                             ---------   ---------
                                                                                  (IN THOUSANDS)
              Senior debt:
                   7% Senior unsecured notes due July, 1998 ..............   $ 100,000   $ 100,000
                   9.35% Senior unsecured notes due November, 1999 .......     125,000     125,000
                   7.7% Senior unsecured  notes due January, 2004 ........     100,000     100,000
                   Short-term borrowings .................................          --      47,100
                   Revolving credit facility .............................      50,500          --
                   Warehouse facilities ..................................       6,575      23,672
                   ESOP debt .............................................      11,224      11,133
                   Mortgage loan .........................................          --       5,473
                   Construction loan .....................................          --       3,293
                                                                             ---------   ---------
                       Total senior debt .................................     393,299     415,671
                                                                             ---------   ---------
              Subordinated debt:
                   8.375% Subordinated unsecured notes due July, 2005 ....     149,104          --
                   Subordinated debentures ...............................      10,000      10,000
                                                                             ---------   ---------
                        Total ............................................   $ 552,403   $ 425,671
                                                                             =========   =========

     In April 1997, the Company entered into a $800 million senior unsecured revolving credit facility syndicated with a total of 22 participating lenders. The Company plans to use proceeds from this three-year credit facility to refinance existing debt and for general corporate purposes, including interim funding of loan originations.

     In June 1997, the Company publicly sold $150 million of its subordinated unsecured notes (the "Notes"). The Notes provide for interest payable semi-annually and are not redeemable prior to their maturity on July 1, 2005. The Notes bear interest at 8 3/8% per annum and were issued at a discount from par. Such discount is being amortized using the effective interest method as an adjustment to yield over the life of the Notes resulting in an effective interest rate on the Notes of 8.48% per annum. The Notes rank subordinate and junior in right of payment to the prior payment of all existing and future senior indebtedness of the Company.

5.   CASH PAID FOR INTEREST AND INCOME TAXES.

     During the six months ended June 30, 1997 and 1996, the Company paid interest on notes payable in the amount of $20.2 million and $16.1 million, respectively. During the six months ended June 30, 1997 and 1996, the Company paid income taxes in the amount of $9.7 million and $2.4 million, respectively.

6.   DISCONTINUED OPERATIONS; COMMITMENTS AND CONTINGENCIES.

     As discussed in Notes 11 and 12 of the Company's Annual Report on Form 10-K for the year ended December 31, 1996, the Company has certain contingencies in connection with the sale, during 1996, of its investments in United General Title Insurance Company and United Companies Life Insurance Company and the divestiture, during 1993, of Foster Mortgage Company ("FMC"). There have been no material changes in these contingencies in the six months ended June 30, 1997. The operations of each of these companies have been classified as discontinued operations.

     The Company used a prefunding feature in connection with its securitization transactions during the second quarter of 1997. At June 30, 1997, approximately $11.2 million was held in a prefunding account for the purchase of the Company's home equity loans during the third quarter of 1997. In addition, at June 30, 1997, approximately $6.4 million was held in a prefunding account for purchase of the Company's manufactured housing contracts during the third quarter of 1997.

     In ruling on a pretrial motion of the plaintiffs in a class action lawsuit pending in Alabama state district court involving 910 home equity loans alleged to be subject to the Alabama Mini Code, Autrey v. United Companies Lending Corporation, the trial court entered an order on May 28, 1997, holding that retroactive application of the 1996 amendments to the Alabama Mini Code would be unconstitutional as applied to the plaintiffs' class. The 1996 amendments, which in general limited the remedy for finance charges in excess of the maximum permitted by the Alabama Mini Code, were expressly made retroactive by the Alabama legislature. The Company strenuously disagrees with the trial court's holding and believes that the liability, if any, should be limited to $495,000, being the aggregate finance charges allegedly exceeding the maximum permitted by the Alabama Mini Code, plus interest thereon. If upheld after a trial on the merits and related appeals, the trial court's holding could result in a liability for the Company's subsidiary presently estimated by the Company to be approximately $15 million. The Company has filed a motion to vacate the May 28, 1997 order which motion is pending before the trial court. The Company does not believe the Alabama Mini Code provision alleged to have been violated is applicable to the loans in this class and its motion for summary judgment to dismiss all claims asserted under this provision to the Alabama Mini Code, based on a recent decision of an Alabama state appeals court that this provision is not applicable to loans in excess of $2,000, is also currently pending before the trial court. The Company further believes that it has other valid defenses to the claims asserted in this suit and intends to continue its vigorous defense of this matter.

7.   ACCOUNTING STANDARDS.

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"). This Statement establishes new standards for computing and presenting earnings per share ("EPS") information and requires dual presentation of "basic" and "diluted" EPS on the face of the income statement. SFAS No. 128 replaces the presentation of "primary" and "fully diluted" required by APB Opinion No. 15 and its related interpretations and is effective for financial statements issued for periods ending after December 15, 1997. At that time, the Company will be required to change the method currently used to compute EPS and to restate all prior periods. Earlier implementation of the provisions of SFAS No. 128 is not permitted. Basic EPS excludes common stock equivalents from the EPS calculation, while calculation of diluted EPS is generally consistent with the Company's current method of determining fully diluted EPS. Basic and diluted EPS, as computed under SFAS No. 128, would have been $.76 and $.73 and $1.41 and $1.35, respectively, for the three months and six months ended June 30, 1997.

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

SIX MONTHS ENDED JUNE 30, 1997 AND 1996

     Income from continuing operations for the first six months of 1997 was $43.9 million ($1.35 per share based on 32.6 million weighted average shares outstanding) compared to $38.1 million ($1.16 per share based on 32.7 million weighted average shares outstanding) for the same period of 1996. In comparison to the 1996 period, the increase in income in 1997 was primarily the result of an increase of approximately $107 million in the amount of home equity loans sold and the sale of approximately $145 million in manufactured housing contracts as well as the recognition of loan sale gains and loan fees in connection with such sales.

     Revenues. The following table sets forth information regarding the components of the Company's revenues for the six months ended June 30, 1997 and 1996:

                                                                  SIX MONTHS ENDED JUNE 30,
                                                                     1997       1996
                                                                  ---------   ---------
                                                                      (IN THOUSANDS)
        Loan sale gains .......................................   $ 110,919   $  89,688
        Finance income, fees earned and other loan income .....      82,799      57,477
        Investment income .....................................      10,881       5,552
        Other .................................................       3,052       2,293
                                                                  ---------   ---------
                  Total .......................................   $ 207,651   $ 155,010
                                                                  =========   =========


     Loan sale gains increased $21.2 million during the first six months of 1997 over the same period in 1996. The increase in the amount of loan sale gains was due primarily to the increase in the amount of home equity loans and manufactured housing contracts sold. Loan sale gains for the six months ended June 30, 1997 also include the capitalization of mortgage servicing rights in the amount of $14.3 million compared to $8.9 million for same period of 1996. The positive effect of these factors was partially offset by costs totaling $6.4 million incurred on a series of interest rate hedge mechanisms implemented in connection with the Company's 1997 second quarter securitization transactions. There were no open hedge positions at December 31, 1996 or June 30, 1997.

     The following table presents information regarding loan sale transactions for the periods indicated:


                                               HOME EQUITY LOANS          MANUFACTURED HOUSING CONTRACTS
                                         -----------------------------    ------------------------------
                                          SIX MONTHS ENDED JUNE 30,          SIX MONTHS ENDED JUNE 30,
                                             1997            1996             1997            1996
                                         ------------    -------------    ------------    --------------
                                            (DOLLARS IN THOUSANDS)            (DOLLARS IN THOUSANDS)
      Loans sold ....................   $   1,159,687    $   1,053,053    $    144,586          --
      Average coupon ................           11.12%           11.19%          10.99%         --
      Interest spread retained ......            4.79%            4.67%           3.68%         --
      Loan sale gains ...............   $     100,354    $      89,688    $     10,565          --

     Approximately $136 million and $185 million of the home equity loans sold in securitizations during 1997 have a fixed interest rate per annum for two and three years, respectively, then convert into an adjustable rate for the remaining life of the loan. The pass-through rate on the certificates backed by these loans is based on a floating interest rate and is calculated by reference to the London interbank offered rate for one-month U.S. dollar deposits ("1-month LIBOR"). Additionally, during 1996 and the first six months of 1997, approximately $320 million and $210 million, respectively, of the fixed rate home equity loans were sold in securitizations at a pass-through rate based on the 1 month LIBOR. The foregoing securitizations were structured so that the maturity of these floating interest rate pass-through certificates is anticipated to be approximately one year. The remaining principal balance of these loans at June 30, 1997 was approximately $379 million.

     Fluctuations in and the level of market interest rates impact the interest spread retained by the Company on loans sold (which include for purposes hereof manufactured housing contracts), and, potentially, the amount of its loan sale gains. An increase in the level of market interest rates will generally adversely affect the interest spread on loans sold, whereas such interest spread generally widens during a declining interest rate environment. Although actions have been taken by the Company during a rising interest rate environment to mitigate the impact on earnings of fluctuations in market rates, such as increasing the coupon rate charged on its loan products, the effect of such actions will generally lag the impact of market rate fluctuations. The Company has also utilized interest rate hedge mechanisms to mitigate the impact on earnings of market rate fluctuations. In connection with its securitization transactions, the Company has used a prefunding feature which "locks in" the pass-through rate that the Company will pay to the investors on a prefunded amount which will be used to acquire loans at a future date. The Company is obligated for the difference between the earnings on such prefunded amount and the pass-through interest paid to the investors during the period from the date of the closing of the securitization transaction until the date of delivery of the loans. In connection with the securitization transactions which closed in the second quarter of 1997, approximately $11.2 million and $6.4 million were held in prefunding accounts for purchase of the Company's home equity loans and manufactured housing contracts, respectively, during the third quarter of 1997.

     Finance income, fees earned and other loan income increased $25.3 million for the first six months of 1997 compared to the same period of 1996 as the result of the following factors: (i) growth in the portfolio of loans held pending loan sales; (ii) a $1.5 billion increase in the average portfolio of loans serviced; (iii) the recognition of loan fees at the time of sale of the loans and the impact of finance income earned from the manufactured housing unit; and (iv) the positive effect of implementation of SFAS No. 125 which increased finance income by $8.9 million as the result of changes required in the method of valuing the Company's retained interests in loans sold. The following table presents the composition of Finance income, fees earned and other loan income for the periods indicated:

                                                        SIX MONTHS ENDED JUNE 30,
                                                        -------------------------
                                                          1997            1996
                                                        ---------      ----------
                                                             (IN THOUSANDS)
     Servicing fees and excess interest collected ...   $  91,966      $  61,754
     Loan origination fees ..........................      50,282         40,895
     Loan interest ..................................      10,317          7,122
     Other loan income ..............................       5,984          4,019
     Amortization of interest-only
       and residual receivables .....................     (70,887)       (58,952)
     Amortization of mortgage servicing rights ......      (3,762)          (813)
     Other ..........................................      (1,101)         3,452
                                                        ---------      ---------
              Total .................................   $  82,799      $  57,477
                                                        =========      =========


     The increase in servicing fees earned reflects the growth in the portfolio of loans serviced for third parties. The average portfolio of loans serviced for third party investors was $4.4 billion and $2.9 billion for the six months ended June 30, 1997 and 1996, respectively. The increase in amortization of interest-only and residual certificates as well as mortgage servicing rights is likewise related to the increase in the amount of loans serviced for third parties.

     During the six months ended June 30, 1997 and 1996, the Company sold approximately $1.2 billion and $1.1 billion, respectively, in home equity loans and recognized approximately $42.4 million and $41.7 million, respectively, in loan origination fees in connection with these sales. The amount of loan fees earned as a percent of the amount of loans sold in the first six months of 1997 declined when compared to the same period of 1996 as the result of an increase in the amount of loans originated by the wholesale and bulk purchase units that were included in loan securitization transactions.

     The Company estimates that non-accrual loans reduced loan interest for the first six months of 1997 and 1996 by approximately $17.5 million and $9.6 million, respectively. The Company is generally obligated to advance interest on delinquent loans serviced for third party investors until satisfaction of the note, liquidation of the collateral or charge off of the delinquent loan. During the six months ended June 30, 1997, the average amount of non-accrual loans owned and/or serviced by the Company was $266 million compared to approximately $150 million during the same period of 1996.

     Investment income totaled $10.9 million for the first six months of 1997 compared to investment income of $5.6 million during the same period of 1996. Investment income is primarily related to interest earned on funds in reserve accounts established in connection with loan sales in securitization transactions.

     Other income includes income earned by the Company's property management and telecommunication services operations with respect to its office park. In the first six months of 1996, Other income also included overhead reimbursement from discontinued operations prior to their disposition.

     Expenses. The following table presents the components of the Company's expenses for the periods indicated.


                            SIX MONTHS ENDED JUNE 30,
                            -------------------------
                              1997             1996
                            --------         --------
                                 (IN THOUSANDS)
     Personnel ..........   $ 59,010         $ 43,770
     Interest ...........     26,467           16,819
     Other operating ....     53,554           34,473
                            --------         --------
              Total .....   $139,031         $ 95,062
                            ========         ========


     Personnel expenses for the six months ended June 30, 1997, increased approximately $15.2 million compared to the same period of 1996 primarily because of costs associated with the expansion of the Company's lending operations. Approximately 23% of the increase in personnel costs is related to the Company's manufactured housing lending operations. The remaining increase is primarily related to expansion of the Company's lending distribution network and incentive compensation related to an increase in home equity loan production.

     Interest expense for the first six months of 1997 increased $9.6 million from the same period of 1996 primarily as the result of an increase in the average amount of debt outstanding.

     Other operating expenses for the six months ended June 30, 1997 increased approximately $19.1 million when compared to the same period of 1996 primarily as the result of expansion of the Company's lending operations. The increase in Other operating expenses included a $7.2 million increase in advertising and a $2.9 million increase in occupancy and general office expenses.

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

     The Company is also obligated to cure, repurchase or replace loans and contracts which may be determined after the sale to violate representations and warranties relating to them and which are made by the Company at the time of the sale. The Company regularly evaluates the quality of the loan portfolio and estimates its risk of loss based upon historical loss experience, prevailing economic conditions, estimated collateral value and such other factors which, in management's judgment, are relevant in estimating the credit risk in owned and/or serviced loans. For loans and contracts sold, the Company estimates the amount of credit losses at the time of sale and, because such amount is a component of and is considered in determining the fair value of Interest-only and residual certificates, records such amount on its balance sheet as a reduction of this asset. Estimated losses on the owned portfolio are provided for by an increase in the allowance for loan losses through a charge to current operating income. At June 30, 1997, the carrying value of the Company's interest-only and residual certificates was reduced by $85.9 million to provide for estimated credit losses on loans sold. At June 30, 1997 the allowance for loan losses on owned loans totaled $3.8 million. (See also the analysis of the allowance for loan losses below). The maximum recourse associated with sales of home equity loans and manufactured housing contracts according to terms of the sale agreements totaled approximately $993 million at June 30, 1997. Should credit losses on loans and contracts sold materially exceed the Company's estimates for such losses, such consequence will have a material adverse impact on the Company's operations.

     At June 30, 1997, the contractual balance of home equity loans serviced was approximately $4.7 billion, substantially all of which are owned by and serviced for third party investors. The portfolio is geographically diversified. Although the Company services loans in 50 states, at June 30, 1997 a substantial portion of the home equity loans serviced were originated in California (10.7%), Louisiana (7.8%), Florida (7.4%), and Ohio (6.7%), respectively, and no other state accounted for more than 7% of the serviced portfolio. In addition, at June 30, 1997, the Company serviced approximately $205 million of manufactured housing contracts, 34.7% of which were originated in Texas, 15.2% in South Carolina, 13.7% in North Carolina and 10.0% in Georgia. The risk inherent in geographic concentrations is dependent not only upon regional and general economic stability which affects property values, but also the financial well-being and creditworthiness of the borrower.

     The following table provides certain contractual delinquency and default information for home equity loans serviced as of the dates indicated:

                                         JUNE 30, 1997                  DECEMBER 31, 1996
                                 -----------------------------    -----------------------------
                                                      % OF                            % OF
                                  CONTRACTUAL     CONTRACTUAL      CONTRACTUAL     CONTRACTUAL
                                    BALANCE         BALANCE          BALANCE         BALANCE
                                 -------------   -------------    -------------   -------------
                                                       (DOLLARS IN THOUSANDS)
Home equity loans
  serviced ...................   $   4,669,196                    $   4,040,138
                                 =============                    =============

Delinquency
  30-59 days .................   $     163,540            3.50%   $     136,976            3.39%
  60-89 days .................          34,355            0.74           53,124            1.31
  90+ days ...................          17,898            0.38           28,663            0.71
                                 -------------   -------------    -------------   -------------
                                       215,793            4.62          218,763            5.41
                                 -------------   -------------    -------------   -------------
Defaults
  Foreclosures in process ....         173,491            3.72          135,779            3.36
  Bankruptcy .................          95,210            2.04           73,887            1.83
                                 -------------   -------------    -------------   -------------
                                       268,701            5.76          209,666            5.19
                                 -------------   -------------    -------------   -------------
Total delinquency
    and defaults .............   $     484,494           10.38%   $     428,429           10.60%
                                 =============   =============    =============   =============

     The contractual balances exclude home equity real estate owned and/or serviced which totaled $74.4 million and $52.6 million at June 30, 1997 and December 31, 1996, respectively. The charge-off rate on the average home equity loan portfolio for the first six months of 1997 was .65% (annualized) and was
 .51% for 1996.

     The following table provides certain contractual delinquency and default data with respect to the Company's home equity loans serviced, by year of loan origination, as of the dates indicated:

                                                                JUNE 30, 1997
                          --------------------------------------------------------------------------------------------
                                                                                         DEFAULTS
                                                                              ----------------------------
                                                      DELINQUENCY             FORECLOSURES                     TOTAL
                          CONTRACTUAL   -------------------------------------    IN       BANK-            DELINQUENCY
                            BALANCE      30-59    60-89      90+       TOTAL    PROCESS    RUPTCY    TOTAL & DEFAULTS
                         ------------   ------  --------  -------   --------- ---------  --------  ------- -----------
                                                              (DOLLARS IN THOUSANDS)
1991 & prior.........    $     92,370    4.29%     0.50%    0.59%       5.38%     4.84%     6.47%   11.31%     16.69%
1992.................          53,055    4.22%     0.87%    1.36%       6.45%     5.61%     5.61%   11.22%     17.67%
1993.................         165,236    4.30%     0.54%    0.65%       5.49%     5.04%     5.16%   10.20%     15.69%
1994.................         366,815    4.83%     0.83%    0.64%       6.30%     6.69%     6.01%   12.70%     19.00%
1995.................         874,781    5.24%     1.16%    0.70%       7.10%     7.75%     4.34%   12.09%     19.19%
1996.................       1,886,697    4.16%     0.96%    0.37%       5.49%     3.37%     0.92%    4.29%      9.78%
1997.................       1,230,242    0.66%     0.10%        -       0.76%     0.14%     0.03%    0.17%      0.93%
                         ------------
    Total............    $  4,669,196    3.50%     0.74%    0.38%       4.62%     3.72%     2.04%    5.76%     10.38%
                         ============


                                                              DECEMBER 31, 1996
                          --------------------------------------------------------------------------------------------
                                                                                         DEFAULTS
                                                                              ----------------------------
                                                      DELINQUENCY             FORECLOSURES                     TOTAL
                          CONTRACTUAL   -------------------------------------    IN       BANK-            DELINQUENCY
                            BALANCE      30-59    60-89      90+       TOTAL    PROCESS    RUPTCY    TOTAL & DEFAULTS
                         ------------   ------  --------  -------   --------- ---------  --------  ------- -----------
                                                              (DOLLARS IN THOUSANDS)
1990 & prior.........    $     75,252    5.12%     1.20%    1.22%       7.54%     5.97%     4.85%   10.82%      18.36%
1991.................          38,114    5.26%     0.97%    0.83%       7.06%     5.45%     6.59%   12.04%      19.10%
1992.................          63,842    4.74%     1.74%    1.97%       8.45%     5.87%     5.40%   11.27%      19.72%
1993.................         199,037    4.39%     1.28%    1.07%       6.74%     4.94%     5.05%    9.99%      16.73%
1994.................         451,224    5.15%     1.58%    0.92%       7.65%     4.70%     6.37%   11.07%      18.72%
1995.................       1,069,818    4.75%     2.12%    1.17%       8.04%     2.64%     6.26%    8.90%      16.94%
1996.................       2,142,851    2.11%     0.86%    0.35%       3.32%     0.20%     0.95%    1.15%       4.47%
                         ------------
    Total............    $  4,040,138    3.39%     1.31%    0.71%       5.41%     3.36%     1.83%    5.19%      10.60%
                         ============

     Delinquent manufactured housing contracts (which for purposes hereof includes land-and-home contracts and chattel contracts) totaled 402 units or 4.10% of the manufactured housing contracts owned and/or serviced at June 30, 1997.

     The Company's management believes that the decrease in the total percentage of delinquencies and defaults is not attributable to any single factor but rather reflects a combination of factors, such as the seasonal nature of delinquencies inherent in the portfolio and changes made in internal collection procedures.

     The following table reflects, as of the periods indicated, the allowance for loan losses for loans owned by the Company and loans serviced for third parties. These allowance accounts are deducted in the Company's balance sheet from the asset to which they apply.

                                                      SIX MONTHS ENDED JUNE 30, 1997
                                                     --------------------------------
                                                      OWNED      SERVICED     TOTAL
                                                     --------    --------    --------
                                                          (DOLLARS IN THOUSANDS)
Allowance for loan losses, beginning of period ...   $  4,141    $ 73,102    $ 77,243

Provision for loan losses ........................      1,454      25,831      27,285

Net loans charged off ............................     (2,146)    (13,082)    (15,228)

Reserve reclassification .........................        394          --         394
                                                     --------    --------    --------

Allowance for loan losses, end of period .........   $  3,843    $ 85,851    $ 89,694
                                                     ========    ========    ========


                                                      SIX MONTHS ENDED JUNE 30, 1996
                                                     --------------------------------
                                                      OWNED      SERVICED     TOTAL
                                                     --------    --------    --------
                                                          (DOLLARS IN THOUSANDS)
Allowance for loan losses, beginning of period ...   $  6,484    $ 44,970    $ 51,454

Provision for loan losses ........................      1,393      16,206      17,599

Net loans charged off ............................     (1,937)     (5,112)     (7,049)

Reserve reclassification .........................        (34)         --         (34)
                                                     --------    --------    --------

Allowance for loan losses, end of period .........   $  5,906    $ 56,064    $ 61,970
                                                     ========    ========    ========

     The following table provides certain pool factors and cumulative losses with respect to the Company's home-equity loans by year of production:

                                                                   CUMULATIVE
  YEAR                                                           NET LOSSES AS
   OF                  HOME-EQUITY            POOL *                  % OF
PRODUCTION             PRODUCTION             FACTOR               PRODUCTION
----------             -----------          ----------           -------------
                              (DOLLARS IN THOUSANDS)
FIXED
     1993              $   500,900            0.3092                1.66%
     1994              $   837,901            0.4201                1.47%
     1995              $ 1,130,715            0.5760                0.56%
     1996              $ 1,383,714            0.8516                0.01%
     1997              $   663,744            0.9803                0.00%

ARM
     1993              $    38,968            0.2663                0.80%
     1994              $    70,920            0.2089                0.29%
     1995              $   410,822            0.5439                0.17%
     1996              $   860,744            0.8229                0.00%
     1997              $   583,144            0.9939                0.00%

     *Percentage of original production outstanding at June 30, 1997.

     The above delinquency, default and loss experience represents the Company's experience for the periods reported. However, the delinquency, default and loss percentages may be affected by the increase in the size and relative lack of seasoning of a substantial portion of the portfolio. In addition, the Company can neither quantify the impact of property value declines, if any, on the home equity loans and manufactured housing contracts nor predict whether or to what extent or how long such declines may exist. In a period of such declines, the rates of delinquencies, defaults and losses on the home equity loans and manufactured housing contracts could be higher than those theretofore experienced in the residential mortgage lending industry in general. Adverse economic conditions (which may or may not affect real property values) may affect the timely payment by borrowers of scheduled payments of principal and interest on the home equity loans and manufactured housing contracts and, accordingly, the actual rates of delinquencies, defaults and losses. As a result, the information in the above tables should not be considered as the only basis for assessing the likelihood, amount or severity of delinquencies, defaults and losses in the future and no assurance can be given that the delinquency, default and loss experience presented in the tables will be indicative of such experience.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal cash requirements arise from loan originations, deposits to reserve accounts, repayments of debt borrowed under the Company's senior and subordinated notes and credit facilities, payments of operating and interest expenses, and income taxes related to loan sale transactions. The Company uses the proceeds its $800 million revolving credit facility (the "Credit Facility") as the primary source of funding of loan production pending sales in securitizations. The Company's borrowings are in turn repaid with proceeds received from selling such loans through securitizations. In June 1997, the Company sold $150 million of unsecured subordinated notes maturing in 2005 and used the proceeds to reduce borrowings under the Credit Facility and for general corporate purposes. The Company has issued senior unsecured notes of $100 million, $125 million and $100 million which mature in 1998, 1999 and 2004, respectively. The Credit Facility is provided by a group of 22 banks, matures in April, 2000, and provides for revolving loans and letters of credit. Proceeds of the Credit Facility may be used for general corporate purposes, including the interim funding of loan originations, and to refinance existing debt. During the second quarter, the Credit Facility was primarily used to fund the origination of home equity loans and manufactured housing contracts. These borrowings were repaid upon the delivery of loans into the securitization transaction. In addition to the Credit Facility, the Company maintains two additional sources of financing for its home equity loan originations: a warehouse facility provided by the investment banker which acted as lead underwriter for the Company's second quarter home equity loan securitization (the "Investment Bank Warehouse"), and a warehouse facility provided by UCLIC (the "UCLIC Warehouse"). The Investment Bank Warehouse was directly related to the second quarter home equity loan securitization, initially provided for funding up to $300 million of eligible home equity loans for such securitization and terminated upon the closing of the last delivery of loans under the prefunding accounts relative to this securitization. As of June 30, 1997, no amounts were available under the Investment Bank Warehouse. The UCLIC Warehouse, which was established upon the sale of UCLIC, initially provided for the purchase of up to $300 million in first mortgage residential loans and has a maturity of July, 1999. During the second quarter of 1997, the Company reduced the commitment under this facility to $150 million. The Company has the right for a limited time to repurchase certain loans which are eligible for securitization and as of June 30, 1997, $6.6 million in loans eligible for securitization were funded under this facility.

     Substantially all of the home equity loans and manufactured housing contracts originated or acquired by the Company are sold. Net cash from operating activities of the Company in the first six months of 1997 and 1996 reflects approximately $1.4 billion and $1.8 billion, respectively, in cash used for loan originations and acquisitions of home equity loans and manufactured housing contracts. The primary source of funding for loan originations is derived from the reinvestment of proceeds from the ultimate sale of these products in the secondary market which totaled approximately $1.4 billion and $1.7 billion in the first six months of 1997 and 1996, respectively. In connection with the sale transactions in the secondary market, third-party surety bonds (except in the case of three manufactured housing contract securitizations) and cash deposits by the Company as credit enhancements have been provided. The loan sale transactions have required the subordination of certain cash flows payable to the Company to the payment of principal and interest due to certificate holders. In connection with these transactions, the Company has been required, in some instances, to fund an initial deposit, and thereafter, in each transaction, a portion of the amounts receivable by the Company from the excess interest spread has been required to be placed and maintained in a reserve account to the extent of the subordination requirements. The subordination requirements generally provide that the excess interest spread is payable to a reserve account until a specified level of cash, which is less than the maximum subordination amount, is accumulated therein. The interest-only and residual certificates of the Company are subject to being utilized first to replenish cash paid from the reserve account to fund shortfalls in collections from borrowers who default on the payment of principal or interest on the loans and contracts underlying the pass-through certificates issued until the total of the Company's deposits into the reserve account equal the maximum subordination amount. After the Company's deposits into the reserve account equal the maximum subordination amount for a transaction, the subordination of the related excess interest spread (including the guarantee fee payable therefrom) for these purposes is terminated. The excess interest spread required to be deposited and maintained in the respective reserve accounts will not be available to support the cash flow requirements of the Company until such amount exceeds the maximum subordinated amount (other than amounts, if any, in excess of the specified levels required to be maintained in the reserve accounts, which may be distributed periodically to the Company). In the home equity loan securitization completed in the second quarter of 1997, the excess interest spread on the fixed rate loans included therein is utilized initially to cover current losses, and then to pay down the principal of the related pass-through certificates until a specified level of overcollateralization is reached, and thus is unavailable to the Company until such time. At June 30, 1997, the amounts on deposit in such reserve accounts totaled $347 million. In April, 1996, a subsidiary of the Company entered into a letter of credit and reimbursement agreement with the domestic branch of an international bank pursuant to which the bank issued letters of credit to replace a substantial portion of the cash previously required to be maintained in the reserve accounts for five loan securitization transactions consummated in 1993 and 1994. As a consequence, $40 million was released from the related reserve accounts to the Company, and these proceeds, net of transaction costs, were used to pay down outstanding debt of the Company in April, 1996. In April, 1997, the Company terminated this letter of credit and reimbursement agreement and caused the letters of credit to be replaced by cash in the required amounts in the related reserve accounts.

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

                       REVIEW BY INDEPENDENT ACCOUNTANTS


The Company's independent accountants, Deloitte & Touche LLP, have performed a review of the accompanying unaudited consolidated balance sheet as of June 30, 1997 and the related consolidated statements of income and cash flows for the three months and six months ended June 30, 1997 and 1996, and previously audited and expressed an unqualified opinion dated February 28, 1997 on the consolidated financial statements of the Company and its subsidiaries as of December 31, 1996, from which the consolidated balance sheet as of this date is derived.

INDEPENDENT ACCOUNTANTS' REVIEW REPORT


United Companies Financial Corporation:

We have reviewed the accompanying consolidated balance sheet of United Companies Financial Corporation and subsidiaries as of June 30, 1997 and the related consolidated statements of income for the three months and six months ended June 30, 1997 and 1996 and statements of cash flows for the six months ended June 30, 1997 and 1996. These financial statements are the responsibility of the Corporation's management.

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

As discussed in Note 2 of the Notes to the Consolidated Financial Statements, in 1997, the Corporation changed its method of accounting for loan sale gains and related retained interests to conform with Statement of Financial Accounting Standards No. 125.

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

Baton Rouge, Louisiana
August 11, 1997

                                    PART II

                               OTHER INFORMATION


Items 1 through 3.      Inapplicable

Item 4.                 Submission of Matters to a Vote of Security Holders

                        (a)  The matters discussed below were submitted to a vote of security holders at the Company's Annual
                             Meeting of Shareholders held on May 14, 1997.

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

                        (c)  The results of voting on the other matters submitted to a vote of security holders were as follows:

                             (2)   Approval of the Company's 1996 Long-Term Incentive Compensation Plan

                                         For               Against           Abstentions         Broker non-votes
                                   ---------------     ---------------     ---------------     --------------------
                                     13,885,250           4,267,102            238,444              5,718,972

                             (3)   Approval of the Company's 1996 Non-Employee Director Stock Plan


                                         For               Against           Abstentions         Broker non-votes
                                   ---------------     ---------------     ---------------     --------------------
                                     15,116,909           2,949,986            323,901              5,718,972


Item 5.                 Inapplicable

Item 6.                 Exhibits and Reports on Form 8-K

                        (a)  Exhibits     -      (11) Statement re computation of earnings per share
                                          -      (15) Letter of Deloitte & Touche LLP
                                          -      (27) Financial data schedule

                        (b)  Reports on Form 8-K


                             1.    On June 2, 1997, the Company filed a Current Report on Form 8-K and included therein under Item 7, the following exhibit:

                                   10.1   Credit Agreement dated as of April 10, 1997, by and among United Companies Financial
                                          Corporation, as borrower, the Lenders referred to therein, First Union National Bank of
                                          North Carolina, as agent and Morgan Guaranty Trust Company of New York, as documentation agent.

                             2.    On June 11, 1997, the Company filed a
                                   Current Report on Form 8-K and included
                                   therein, under Item 7, the following
                                   exhibits:

                                   12.1   Statement of Computation of Ratio of Earnings to Fixed Charges.
                                   12.2   Statement of Computation of Ratio of Earnings to Combined Fixed
                                          Charges and Preferred Stock Dividends.

                             3.    On June 24, 1997, the Company filed a
                                   Current Report on Form 8-K and included
                                   therein, under Item 7, the following
                                   exhibits:

                                   1.2    Terms Agreement dated June 17, 1997 for 8 3/8% Subordinated Notes due
                                          July 1, 2005.
                                   4.13   First Supplemental Indenture dated as of June 20, 1997 for 8 3/8%
                                          Subordinated Notes due July 1, 2005.
                                   4.14   8 3/8% Subordinated Note due July 1, 2005.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   UNITED COMPANIES FINANCIAL CORPORATION




Date:   August 11, 1997            By:   /s/ J. Terrell Brown
        ---------------                ----------------------
                                       J. Terrell Brown
                                       Chairman and Chief Executive Officer



Date:   August 11, 1997            By:   /s/ Dale E. Redman
        ---------------                --------------------
                                       Dale E. Redman
                                       Executive Vice President and Chief
                                       Financial Officer

            UNITED COMPANIES FINANCIAL CORPORATION AND SUBSIDIARIES

                               INDEX TO EXHIBITS


         EXHIBIT NO.
         -----------

         11           Statement re computation of earnings per share


         15           Letter of Deloitte & Touche LLP


         27           Financial data schedule