Form 10-Q
period 1997-09-30
UNITED COMPANIES FINANCIAL CORP
filed 1997-10-31
CIK 217416

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                   FORM 10-Q

(Mark One)
    [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1997


                                     OR

     [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

For the period from ........... to ..........

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

         The number of shares of $2.00 par value common stock issued and outstanding as of October 24, 1997 was 28,717,752, excluding 1,159,682 treasury shares.


================================================================================

            UNITED COMPANIES FINANCIAL CORPORATION AND SUBSIDIARIES

                               INDEX TO FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997



                                                                                             PAGE
PART I - FINANCIAL INFORMATION

Financial Statements:

Consolidated Balance Sheets
  September 30, 1997 and December 31, 1996  . . . . . . . . . . . . . . . . . . . . . . . .    2

Consolidated Statements of Income
  Three months and nine months ended September 30, 1997 and 1996  . . . . . . . . . . . . .    3

Consolidated Statements of Cash Flows
  Nine months ended September 30, 1997 and 1996   . . . . . . . . . . . . . . . . . . . . .    4

Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . .  5-8

Management's Discussion and Analysis of Financial Condition
  and Results of Operations   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 9-17


Review by Independent Accountants . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   18

Independent Accountants' Review Report  . . . . . . . . . . . . . . . . . . . . . . . . . .   19


PART II - OTHER INFORMATION


Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   20

Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   21

Index to Exhibits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   22

            UNITED COMPANIES FINANCIAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)




                                                                           September 30,
                                                                              1997          December 31,
Assets                                                                     (Unaudited)          1996
                                                                           -----------      -----------
Cash and cash equivalents ............................................     $       583      $    14,064
Investment securities
    Trading ..........................................................            --             17,418
    Available for sale ...............................................          17,434           17,510
Loans - net ..........................................................         174,713          118,750
Interest-only and residual certificates ..............................         834,034          604,474
Accrued interest receivable ..........................................          76,664           61,483
Property - net .......................................................          60,627           46,323
Capitalized mortgage servicing rights ................................          40,274           23,806
Other assets .........................................................          30,485           21,445
                                                                           -----------      -----------
           Total assets ..............................................     $ 1,234,814      $   925,273
                                                                           ===========      ===========

Liabilities and Stockholders' Equity

Notes payable ........................................................     $   595,886      $   425,671
Deferred income taxes payable ........................................          81,375           52,971
Managed cash overdraft ...............................................          17,897             --
Other liabilities ....................................................          57,955           26,354
                                                                           -----------      -----------
           Total liabilities .........................................         753,113          504,996
                                                                           -----------      -----------

Stockholders' equity:
    Preferred stock, $2 par value;
        Authorized - 20,000,000 shares;
        Issued - 1,955,000 shares of 6 3/4% PRIDES(sm)  ($44 per share
           liquidation preference) ...................................           3,910            3,910
    Common stock, $2 par value;
        Authorized - 100,000,000 shares;
        Issued - 29,862,674 and 29,627,734 shares ....................          59,725           59,255
    Additional paid-in capital .......................................         186,211          184,397
    Net unrealized gain on securities ................................              85               48
    Retained earnings ................................................         250,459          190,579
    Treasury stock and ESOP debt .....................................         (18,689)         (17,912)
                                                                           -----------      -----------
        Total stockholders' equity ...................................         481,701          420,277
                                                                           -----------      -----------
           Total liabilities and stockholders' equity ................     $ 1,234,814      $   925,273
                                                                           ===========      ===========

                                See notes to consolidated financial statements.

            UNITED COMPANIES FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                            Three months ended            Nine months ended
                                                               September 30,                September 30,
                                                          -----------------------     -----------------------
                                                            1997          1996          1997          1996
                                                          ---------     ---------     ---------     ---------
Revenues:
   Loan sale gains ..................................     $  79,636     $  53,637     $ 190,556     $ 143,325
   Finance income, fees earned and other
        loan income .................................        43,814        35,270       126,613        92,747
   Investment income ................................         5,628         3,920        16,508         9,472
   Other ............................................         1,388         1,358         4,440         3,651
                                                          ---------     ---------     ---------     ---------
           Total ....................................       130,466        94,185       338,117       249,195
                                                          ---------     ---------     ---------     ---------

Expenses:
   Personnel ........................................        35,790        27,004        94,799        70,774
   Interest .........................................        16,906        10,767        43,373        27,586
   Other operating ..................................        35,506        18,417        89,061        52,890
                                                          ---------     ---------     ---------     ---------
           Total ....................................        88,202        56,188       227,233       151,250
                                                          ---------     ---------     ---------     ---------

Income from continuing operations before
   income taxes .....................................        42,264        37,997       110,884        97,945

Provision for income taxes ..........................        15,215        13,869        39,918        35,761
                                                          ---------     ---------     ---------     ---------

Income from continuing operations ...................        27,049        24,128        70,966        62,184

Income (loss) from discontinued operations:
   Income from discontinued operations, net of income
       tax expense of $1,651 ........................          --            --            --           3,199
   Loss on disposal, net of income tax
       benefit of $868 ..............................          --            --            --          (7,731)
                                                          ---------     ---------     ---------     ---------
           Total ....................................          --            --            --          (4,532)
                                                          ---------     ---------     ---------     ---------

Net income ..........................................     $  27,049     $  24,128        70,966     $  57,652
                                                          =========     =========     =========     =========

Per share data:
   Income from continuing operations ................     $    0.83     $    0.74     $    2.17     $    1.90
   Loss from discontinued operations ................          --            --            --           (0.14)
                                                          ---------     ---------     ---------     ---------
   Net income .......................................     $    0.83     $    0.74     $    2.17     $    1.76
                                                          =========     =========     =========     =========




                                See notes to consolidated financial statements.

            UNITED COMPANIES FINANCIAL CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                               Nine months ended September 30,
                                                                               -------------------------------
                                                                                   1997                1996
                                                                               -------------      ------------
Cash flows from continuing operating activities:
Income from continuing operations ..........................................     $    70,966      $    62,184
  Adjustments to reconcile income from continuing operations to net cash used by continuing operating activities:
     Increase in accrued interest receivable ...............................         (15,181)         (14,752)
     Increase (decrease) in other assets ...................................          (6,791)           4,096
     Increase in other liabilities .........................................          31,760           19,762
     Increase in interest-only and residual certificates ...................        (229,560)        (130,618)
     Increase in capitalized mortgage servicing rights .....................         (22,773)         (13,428)
     Amortization of capitalized mortgage servicing rights .................           6,305            1,690
     Loan loss provision on owned loans ....................................           2,957             (178)
     Amortization and depreciation .........................................           5,360            3,017
     Deferred income taxes .................................................          28,384            4,648
     Proceeds from sales and principal collections of loans
         held for sale .....................................................       2,133,768        1,736,577
     Originations and purchases of loans held for sale .....................      (2,192,688)      (1,765,280)
     Decrease (increase) in trading securities .............................          17,418          (15,603)
                                                                                 -----------      -----------
               Net cash used by continuing operating activities ............        (170,075)        (107,885)
                                                                                 -----------      -----------

Cash flows from investing activities:
         Proceeds from sales of available for sale securities ..............           1,375             --
         Purchase of available for sale securities .........................          (1,242)             (87)
         Proceeds from disposition of insurance subsidiaries ...............            --            106,870
         Capital expenditures ..............................................         (17,644)          (7,253)
                                                                                 -----------      -----------
               Net cash (used) provided by investing activities ............         (17,511)          99,530
                                                                                 -----------      -----------

Cash flows from financing activities:
         Proceeds from issuance of subordinated notes ......................         146,855             --
         Proceeds from construction and mortgage loans .....................           3,846            2,122
         Payments on construction and mortgage loans .......................         (12,612)            --
         (Decrease) increase in debt with maturities of three months or less         (47,100)          30,550
         Increase in revolving credit facility .............................          95,400             --
         (Decrease) increase in warehouse loan facility ....................         (18,136)             404
         Proceeds from ESOP debt ...........................................             850            4,000
         Payments on ESOP debt .............................................          (1,137)            (822)
         Cash dividends paid ...............................................         (11,086)         (10,207)
         Increase (decrease) in managed cash overdraft .....................          17,897          (20,221)
         Increase in unearned ESOP compensation ............................            (777)          (3,178)
         Proceeds from exercise of stock options ...........................             105            1,247
                                                                                 -----------      -----------
               Net cash provided by financing activities ...................         174,105            3,895
                                                                                 -----------      -----------
Decrease in cash and cash equivalents ......................................         (13,481)          (4,460)
Cash and cash equivalents at beginning of period ...........................          14,064            5,284
                                                                                 -----------      -----------
Cash and cash equivalents at end of period .................................     $       583      $       824
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

    The consolidated results of operations for the three months and nine months ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year. Certain 1996 amounts have been reclassified to conform with the current year presentations. Such reclassifications had no effect on net income.

2.  INTEREST-ONLY AND RESIDUAL CERTIFICATES.

    During the first quarter of 1997, the Company implemented, effective as of January 1, 1997, Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("SFAS No. 125"). As a result of the implementation of SFAS No. 125, net income for the nine months ended September 30, 1997 increased by $4.5 million, or $.14 per share on a fully diluted basis. The following summary reflects the changes in the Company's Interest-only and residual certificates during the first nine months of 1997.

                                                                       (In thousands)
            Balance, beginning of year  . . . . . . . . . . . . . . . . .$   604,474
            Interest-only and residual certificates on loans sold . . . .    247,891
            Net increase in allowance for losses on loans sold  . . . . .    (20,313)
            Net increase in reserve accounts  . . . . . . . . . . . . . .    117,046
            Amortization of interest-only and residual certificates . . .   (115,064)
                                                                         -----------
            Balance, September 30, 1997 . . . . . . . . . . . . . . . . .$   834,034
                                                                         ===========

    The following schedule sets forth the components of the Interest-only and residual certificates owned by the Company, which are recorded at fair value.

                                                                        SEPTEMBER 30,  DECEMBER 31,
                                                                            1997          1996
                                                                         -----------   -----------
                                                                              (IN THOUSANDS)
            Certificated interests  . . . . . . . . . . . . . . . .      $   559,220   $   426,393
            Temporary investments - reserve accounts  . . . . . . .          368,229       251,183
            Allowance for losses on loans serviced  . . . . . . . .          (93,415)      (73,102)
                                                                         -----------   -----------
                      Total . . . . . . . . . . . . . . . . . . . .      $   834,034   $   604,474
                                                                         ===========   ===========

3.  LOANS

    Loans Owned. The following schedule sets forth the components of Loans-net as of the dates indicated.

                                                                      SEPTEMBER 30,  DECEMBER 31,
                                                                          1997           1996
                                                                      ------------   ------------
                                                                            (in thousands)
          Receivables held for sale . . . . . . . . . . . . . . .     $    115,804   $     69,558
          Other receivables . . . . . . . . . . . . . . . . . . .           57,875         39,831
                                                                      ------------   ------------
                  Total   . . . . . . . . . . . . . . . . . . . .          173,679        109,389

          Real estate owned:
              Home equity   . . . . . . . . . . . . . . . . . . .            6,650          6,647
              Commercial and other. . . . . . . . . . . . . . . .            4,009          9,446
              Manufactured housing chattel contracts. . . . . . .               84            372

          Nonrefundable loan fees . . . . . . . . . . . . . . . .           (2,813)        (2,945)
          Other . . . . . . . . . . . . . . . . . . . . . . . . .           (2,393)           (18)
                                                                      ------------   ------------
                  Total   . . . . . . . . . . . . . . . . . . . .          179,216        122,891
                                                                      ------------   ------------

          Less:
              Allowance for loan losses   . . . . . . . . . . . .           (4,503)        (4,141)
                                                                      ------------   ------------
                                                                      $    174,713   $    118,750
                                                                      ============   ============

    Included in Loans-net at September 30, 1997 and December 31, 1996 were nonaccrual loans totaling $10.7 million and $6.6 million, respectively.

    Loans Serviced. The following table sets forth the loans serviced by the Company for third parties at September 30, 1997 and December 31, 1996, by type of loan. Substantially all of these loans were originated by the Company.


                                                                September 30,     December 31,
                                                                     1997             1996
                                                               ---------------   --------------
                                                                        (IN THOUSANDS)
          Home equity . . . . . . . . . . . . . . . . . . .    $     4,851,311   $    3,940,289
          Manufactured housing chattel contracts  . . . . .            247,596          107,741
          Other . . . . . . . . . . . . . . . . . . . . . .             36,071           44,649
                                                               ---------------   --------------
                    Total . . . . . . . . . . . . . . . . .    $     5,134,978   $    4,092,679
                                                               ===============   ==============

4.  NOTES PAYABLE

    Notes payable consisted of the following:

                                                                              SEPTEMBER 30,  DECEMBER 31,
                                                                                  1997          1996
                                                                              ------------   ------------
                                                                                    (IN THOUSANDS)
          Senior debt:
          ------------
               7% Senior unsecured notes due July, 1998 . . . . . . . . .      $   100,000   $  100,000
               9.35% Senior unsecured notes due November, 1999  . . . . .          125,000      125,000
               7.7% Senior unsecured  notes due January, 2004 . . . . . .          100,000      100,000
               Short-term borrowings  . . . . . . . . . . . . . . . . . .             --         47,100
               Revolving credit facility  . . . . . . . . . . . . . . . .           95,400         --
               Warehouse facilities . . . . . . . . . . . . . . . . . . .            5,536       23,672
               ESOP debt  . . . . . . . . . . . . . . . . . . . . . . . .           10,846       11,133
               Mortgage loan  . . . . . . . . . . . . . . . . . . . . . .             --          5,473
               Construction loan  . . . . . . . . . . . . . . . . . . . .             --          3,293
                                                                               -----------   ----------
                   Total senior debt  . . . . . . . . . . . . . . . . . .          436,782      415,671
                                                                               -----------   ----------
          Subordinated debt:
          ------------------
               8.375% Subordinated unsecured notes due July, 2005 . . . .          149,104         --
               Subordinated debentures  . . . . . . . . . . . . . . . . .           10,000       10,000
                                                                               -----------   ----------
                    Total . . . . . . . . . . . . . . . . . . . . . . . .      $   595,886   $  425,671
                                                                               ===========   ==========

    In April 1997, the Company entered into a $800 million senior unsecured revolving credit facility syndicated with a total of 22 participating lenders. The Company used a portion of the proceeds from this three-year credit facility to refinance existing debt and is using the remaining proceeds for general corporate purposes, including interim funding of loan originations.

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

5.  CASH PAID FOR INTEREST AND INCOME TAXES.

    During the nine months ended September 30, 1997 and 1996, the Company paid interest on notes payable in the amount of $34.1 million and $25.2 million, respectively. During the nine months ended September 30, 1997 and 1996, the Company paid income taxes in the amount of $9.5 million and $18.3 million, respectively.

6.  DISCONTINUED OPERATIONS; COMMITMENTS AND CONTINGENCIES.

    As discussed in Notes 11 and 12 of the Company's Annual Report on Form 10-K for the year ended December 31, 1996, the Company has certain contingencies in connection with the sale, during 1996, of its investments in United General Title Insurance Company ("UGTIC") and United Companies Life Insurance Company ("UCLIC") and the divestiture, during 1993, of Foster Mortgage Company ("FMC"). There have been no material changes in these contingencies in the nine months ended September 30, 1997. The Company did, however, record a charge of $1.6 million in the third quarter of 1997 for policy claims paid by UGTIC over the level specified in the definitive stock sale agreement for which the Company remained liable. Further, certain claims of the institutional lenders against the Company in the bankruptcy proceedings of FMC have been set for trial before the bankruptcy court on November 18, 1997. The operations of UGTIC, UCLIC and FMC have been classified as discontinued operations.

    The Company used a prefunding feature in connection with its home equity securitization transaction during the third quarter of 1997. At September 30, 1997, approximately $60.7 million was held in a prefunding account for the purchase of the Company's home equity loans during the fourth quarter of 1997.

    In ruling on a pretrial motion of the plaintiffs in a class action lawsuit pending in Alabama state district court involving 910 home equity loans alleged to be subject to the Alabama Mini Code, Autrey v. United Companies Lending Corporation, the trial court entered an order on May 28, 1997, holding that retroactive application of the 1996 amendments to the Alabama Mini Code would be unconstitutional as applied to the plaintiffs' class. The 1996 amendments, which in general limited the remedy for finance charges in excess of the maximum permitted by the Alabama Mini Code, were expressly made retroactive by the Alabama legislature. The Company strenuously disagrees with the trial court's holding and believes that the liability, if any, should be limited to $495,000, being the aggregate finance charges allegedly exceeding the maximum permitted by the Alabama Mini Code, plus interest thereon. If upheld after a trial on the merits and related appeals, the trial court's holding could result in a liability for the Company's subsidiary presently estimated by the Company to be approximately $15 million. The Company's motion to vacate the May 28, 1997 order was denied by the trial court. The Company does not believe the Alabama Mini Code provision alleged to have been violated is applicable to the loans in this class and its motion for summary judgment to dismiss all claims asserted under this provision to the Alabama Mini Code, based on a recent decision of an Alabama state appeals court that this provision is not applicable to loans in excess of $2,000, is pending before the trial court. The Company further believes that it has other valid defenses to the claims asserted in this suit and intends to continue its vigorous defense of this matter.

7.  ACCOUNTING STANDARDS.

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"). This Statement establishes new standards for computing and presenting earnings per share ("EPS") information and requires dual presentation of "basic" and "diluted" EPS on the face of the income statement. SFAS No. 128 replaces the presentation of "primary" and "fully diluted" required by APB Opinion No. 15 and its related interpretations and is effective for financial statements issued for periods ending after December 15, 1997. At that time, the Company will be required to change the method currently used to compute EPS and to restate all prior periods. Earlier implementation of the provisions of SFAS No. 128 is not permitted. Basic EPS excludes common stock equivalents from the EPS calculation, while calculation of diluted EPS is generally consistent with the Company's current method of determining fully diluted EPS. Basic and diluted EPS, as computed under SFAS No. 128, would have been $.87 and $.83 and $2.27 and $2.17, respectively, for the three months and nine months ended September 30, 1997.

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

RESULTS OF OPERATIONS

    The Company's Consolidated Financial Statements present United Companies Life Insurance Company ("UCLIC") and United General Title Insurance Company ("UGTIC") as discontinued operations. Discussed below are results of continuing operations for the periods presented.

NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

    Income from continuing operations for the first nine months of 1997 was $71.0 million ($2.17 per share based on 32.7 million weighted average shares outstanding) compared to $62.2 million ($1.90 per share based on 32.7 million weighted average shares outstanding) for the same period of 1996. In comparison to the 1996 period, the increase in income in the 1997 period was primarily the result of an increase of approximately $265 million and $122 million, respectively, in the amount of home equity loans and manufactured housing contracts sold as well as the recognition of loan sale gains and loan fees in connection with such sales.

    Revenues. The following table sets forth information regarding the components of the Company's revenues:

                                                                     NINE MONTHS ENDED SEPTEMBER 30,
                                                                    --------------------------------
                                                                          1997             1996
                                                                    ---------------   --------------
                                                                             (IN THOUSANDS)
       Loan sale gains . . . . . . . . . . . . . . . . . . . .      $       190,556   $      143,325
       Finance income, fees earned and other loan income . . .              126,613           92,747
       Investment income . . . . . . . . . . . . . . . . . . .               16,508            9,472
       Other . . . . . . . . . . . . . . . . . . . . . . . . .                4,440            3,651
                                                                    ---------------   --------------
                 Total . . . . . . . . . . . . . . . . . . . .      $       338,117   $      249,195
                                                                    ===============   ==============

    Loan sale gains increased $47.2 million during the first nine months of 1997 over the same period in 1996. The increase in the amount of loan sale gains was due primarily to the increase in the amount of home equity loans and manufactured housing contracts sold and a change in the mix of fixed, ARM and hybrid home equity loan products sold. Loan sale gains for the nine months ended September 30, 1997 also include the capitalization of mortgage servicing rights in the amount of $22.8 million compared to $13.4 million for same period of 1996. The positive effect of these factors was partially offset by costs totaling $7.4 million incurred on a series of interest rate hedge mechanisms implemented in connection with the Company's 1997 second and third quarter securitization transactions. There were no open hedge positions at December 31, 1996 or September 30, 1997.

    The following table presents information regarding loan sale transactions for the periods indicated:

                                              HOME EQUITY LOANS                  MANUFACTURED HOUSING CONTRACTS
                                       NINE MONTHS ENDED SEPTEMBER 30,          NINE MONTHS ENDED SEPTEMBER 30,
                                    -------------------------------------    --------------------------------------
                                        1997                   1996             1997                      1996
                                    ------------          ---------------    -----------             --------------
                                           (DOLLARS IN THOUSANDS)                    (DOLLARS IN THOUSANDS)
Loans sold......................... $  1,827,357          $     1,562,205     $    225,974             $      103,556
Average coupon.....................        11.11%                   11.25%           10.82%                     11.00%
Interest spread retained...........         4.78%                    4.71%            3.63%                      3.25%
Loan sale gains.................... $    175,113          $       137,060     $     15,443             $        6,265

    Approximately $136 million and $422 million of the home equity loans sold in securitizations during 1997 have a fixed interest rate per annum for two and three years, respectively, then convert into an adjustable rate for the remaining life of the loan. The pass-through rate on the certificates backed by these loans is based on a floating interest rate and is calculated by reference to the London interbank offered rate for one-month U.S. dollar deposits ("1-month LIBOR"). Additionally, during 1996 and the first nine months of 1997, approximately $320 million and $303 million, respectively, of the fixed rate home equity loans were sold in securitizations at a pass-through rate based on the 1 month LIBOR. The foregoing securitizations were structured so that the maturity of these floating interest rate pass-through certificates is anticipated to be approximately one year. The remaining principal balance of these loans at September 30, 1997 was approximately $372 million.

    Fluctuations in and the level of market interest rates impact the interest spread retained by the Company on loans sold (which include for purposes hereof manufactured housing contracts), and, potentially, the amount of its loan sale
gains.   An increase in the level of market interest rates will generally adversely affect the interest spread on loans sold, whereas such interest spread generally widens during a declining interest rate environment. The Company has taken actions during rising interest rate environments to mitigate the impact on earnings of fluctuations in market rates, such as increasing the coupon rate charged on its loan products. The effect of such actions, however, will generally lag the impact of market rate fluctuations. The Company has also utilized interest rate hedge mechanisms to mitigate the impact on earnings of market rate fluctuations. The Company incurred costs in the amount of $7.4 million for such mechanisms implemented in connection with its 1997 second and third quarter securitization transactions. In connection with its securitization transactions, the Company has used a prefunding feature which "locks in" the pass-through rate that the Company will pay to the investors on a prefunded amount which will be used to acquire loans at a future date. The Company is obligated for the difference between the earnings on such prefunded amount and the pass-through interest paid to the investors during the period from the date of the closing of the securitization transaction until the date of delivery of the loans. In connection with the securitization transactions which closed in the third quarter of 1997, approximately $60.7 million was held in prefunding accounts for purchase of the Company's home equity loans during the fourth quarter of 1997.

    Finance income, fees earned and other loan income increased $34 million for the first nine months of 1997 compared to the same period of 1996 as the result of the following factors: (i) growth in the portfolio of loans held pending loan sales; (ii) a $1.5 billion increase in the average portfolio of loans serviced; (iii) the recognition of loan fees at the time of sale of the loans and the impact of finance income earned from the manufactured housing unit; and
(iv) the positive effect of implementation of SFAS No. 125 which increased finance income by $8.9 million as the result of changes required in the method of valuing the Company's retained interests in loans sold. The following table presents the composition of Finance income, fees earned and other loan income for the periods indicated:

                                                                  NINE MONTHS ENDED SEPTEMBER 30,
                                                                ----------------------------------
                                                                    1997                 1996
                                                                -----------          -------------
                                                                          (IN THOUSANDS)
    Servicing fees and excess interest collected  . . . . .     $  141,165           $     96,279
    Loan origination fees . . . . . . . . . . . . . . . . .         82,032                 63,411
    Loan interest . . . . . . . . . . . . . . . . . . . . .         17,966                 14,822
    Other loan income . . . . . . . . . . . . . . . . . . .         10,011                  6,323
    Amortization of interest-only
      and residual certificates . . . . . . . . . . . . . .       (115,064)               (89,373)
    Amortization of mortgage servicing rights . . . . . . .         (6,305)                (1,690)
    Other . . . . . . . . . . . . . . . . . . . . . . . . .         (3,192)                 2,975
                                                                ----------           ------------
         Total  . . . . . . . . . . . . . . . . . . . . . .     $  126,613           $     92,747
                                                                ==========           ============

    The increase in servicing fees earned reflects the growth in the portfolio of loans serviced for third parties. The average portfolio of loans serviced for third party investors was $4.6 billion and $3.1 billion for the nine months ended September 30, 1997 and 1996, respectively. The increase in amortization of interest-only and residual certificates as well as mortgage servicing rights is likewise related to the increase in the amount of loans serviced for third parties.

    During the nine months ended September 30, 1997 and 1996, the Company sold approximately $1.8 billion and $1.6 billion, respectively, in home equity loans and recognized approximately $71.6 million and $63.3 million, respectively, in loan origination fees in connection with these sales.

    The Company estimates that non-accrual loans reduced loan interest for the first nine months of 1997 and 1996 by approximately $27.9 million and $14.9 million, respectively. The Company is generally obligated to advance interest on delinquent loans serviced for third party investors until satisfaction of the note, liquidation of the collateral or charge off of the delinquent loan. During the nine months ended September 30, 1997, the average amount of non-accrual loans owned and/or serviced by the Company was $282 million compared to approximately $153 million during the same period of 1996.

    Investment income totaled $16.5 million for the first nine months of 1997 compared to investment income of $9.5 million during the same period of 1996. Investment income is primarily related to interest earned on funds in reserve accounts established in connection with loan sales in securitization transactions.

    Other income includes income earned by the Company's property management and telecommunication services operations with respect to its office park. In the first nine months of 1996, Other income also included overhead reimbursement from discontinued operations prior to their disposition.

    Expenses. The following table presents the components of the Company's expenses for the periods indicated:

                                     NINE MONTHS ENDED SEPTEMBER 30,
                                    -----------------------------------
                                        1997                 1996
                                    -----------          -------------
                                              (IN THOUSANDS)
       Personnel . . . . . . . .    $    94,799          $      70,774
       Interest  . . . . . . . .         43,373                 27,586
       Other operating . . . . .         89,061                 52,890
                                    -----------          -------------
            Total  . . . . . . .    $   227,233          $     151,250
                                    ===========          =============

    Personnel expenses for the nine months ended September 30, 1997, increased approximately $24.0 million compared to the same period of 1996 primarily because of costs associated with the expansion of the Company's lending operations. Approximately $3.5 million of the increase in personnel costs is related to the Company's manufactured housing lending operations. The remaining increase is primarily related to expansion of the Company's lending distribution network and incentive compensation paid as a result of the increase in home equity loan production.

    Interest expense for the first nine months of 1997 increased $15.8 million from the same period of 1996 primarily as the result of an increase in the average amount of debt outstanding. See "Liquidity and Capital Resources."

     Other operating expenses for the nine months ended September 30, 1997 increased approximately $36.2 million when compared to the same period of 1996 primarily as the result of expansion of the Company's lending operations. The increase in Other operating expenses included a $15.2 million increase in advertising and a $5.5 million increase in occupancy and general office expenses. In addition, Other operating expenses during the third quarter of 1997 includes a $1.6 million charge for claims related to the Company's sale of UGTIC in February of 1996. Under the stock sale agreement with the purchaser of UGTIC, the Company is liable for policy claims paid by UGTIC over certain specified levels for a 10 year period after the sale. The Company's liability for such policy claims is limited to the remaining balance of approximately $2.5 million of the notes received by the Company in connection with the sale.

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

    Substantially all of the home equity loans and manufactured housing contracts produced by the Company are sold in securitization transactions in which securities backed by these loans and contracts ("pass-through certificates") are offered and sold, with servicing rights retained. The purchasers of the pass-through certificates receive a credit enhanced security which is provided in part in home equity loan securitizations through a guaranty provided by a third party insurer or, in connection with certain manufactured housing contract securitization transactions, through a senior/subordinated structure. Credit enhancement for the pass-through certificates is also provided by subordinating a cash deposit and the excess interest spread retained by the Company to the payment of scheduled principal and interest on the certificates. The subordination of the cash deposit and the excess interest spread retained by the Company relates to credit losses which may occur after the sale of the loans and contracts and generally continues until the earlier of the payment in full of the loans and contracts or termination of the agreement pursuant to which the loans and contracts were sold. If cumulative payment defaults exceed the amount subordinated, a third party insurer, except in certain manufactured housing securitization transactions, is obligated to pay any further losses experienced by the owners of the pass-through certificates. Such losses are borne first by the subordinated pass-through certificates in certain of the Company's manufactured housing contract securitization transactions.

    The Company is also obligated to cure, repurchase or replace loans and contracts which may be determined after the sale to violate representations and warranties relating to them and which are made by the Company at the time of the sale. The Company regularly evaluates the quality of the loan portfolio and estimates its risk of loss based upon historical loss experience, prevailing economic conditions, estimated collateral value and such other factors which, in management's judgment, are relevant in estimating the credit risk in owned and/or serviced loans. For loans and contracts sold, the Company estimates the amount of credit losses at the time of sale and, because such amount is a component of and is considered in determining the fair value of Interest-only and residual certificates, records such amount on its balance
sheet as a reduction of this asset.   Estimated losses on the owned portfolio
are provided for by an increase in the allowance for loan losses through a charge to current operating income. At September 30, 1997, the carrying value of the Company's interest-only and residual certificates was reduced by $93.4 million to provide for estimated credit losses on loans sold. At September 30, 1997 the allowance for loan losses on owned loans totaled $4.5 million. (See also the analysis of the allowance for loan losses below). The maximum recourse associated with sales of home equity loans and manufactured housing contracts according to terms of the sale agreements totaled approximately $1.0 billion at September 30, 1997. Should credit losses on loans and contracts sold materially exceed the Company's estimates for such losses, such consequence will have a material adverse impact on the Company's operations.

    At September 30, 1997, the contractual balance of home equity loans serviced was approximately $5.0 billion, substantially all of which are owned by and serviced for third party investors. The portfolio is geographically diversified. Although the Company services loans in 50 states, at September 30, 1997 a substantial portion of the home equity loans serviced were originated in California (10.2%), Louisiana (7.9%), Florida (7.5%), and Ohio (6.6%), respectively, and no other state accounted for more than 5.8% of the serviced portfolio. In addition, at September 30, 1997, the Company serviced approximately $260 million of manufactured housing contracts, 30.7% of which were originated in Texas, 15.2% in South Carolina, 13.5% in North Carolina and 9.3% in Georgia. The risk inherent in geographic concentrations is dependent not only upon regional and general economic stability which affects property values, but also the financial well-being and creditworthiness of the borrower.

    The following table provides certain contractual delinquency and default information for home equity loans serviced as of the dates indicated:


                                             SEPTEMBER 30, 1997                   DECEMBER 31, 1996
                                       ----------------------------          --------------------------
                                                           % OF                                % OF
                                         CONTRACTUAL    CONTRACTUAL          CONTRACTUAL    CONTRACTUAL
                                           BALANCE        BALANCE              BALANCE        BALANCE
                                       --------------   -----------          ------------   -----------
                                                              (DOLLARS IN THOUSANDS)
Home equity loans
  serviced.......................      $    5,001,501                        $   4,040,138
                                       ==============                        =============

Delinquency
  30-59 days.....................      $      185,426        3.71%           $     136,976         3.39%
  60-89 days.....................              47,602        0.95                   53,124         1.31
  90+ days.......................              24,911        0.50                   28,663         0.71
                                       --------------   ---------            -------------    ---------
                                              257,939        5.16                  218,763         5.41
                                       --------------   ---------            -------------    ---------
Defaults
  Foreclosures in process........             190,743        3.81                  135,779         3.36
  Bankruptcy.....................             113,673        2.27                   73,887         1.83
                                       --------------   ---------            -------------    ---------
                                              304,416        6.08                  209,666         5.19
                                       --------------   ---------            -------------    ---------
Total delinquency
    and defaults.................      $      562,355       11.24%           $     428,429        10.60%
                                       ==============   =========            =============    =========

    The contractual balances exclude home equity real estate owned and/or serviced which totaled $84.9 million and $52.6 million at September 30, 1997 and December 31, 1996, respectively. The charge-off rate on the average home equity loan portfolio for the first nine months of 1997 was .64% (annualized) and was
 .51% for 1996.

    The following table provides certain contractual delinquency information for manufactured housing contracts serviced as of the dates indicated:

                                                          SEPTEMBER 30,    DECEMBER 31,
                                                              1997             1996
                                                          ------------     -----------
                                                             (DOLLARS IN THOUSANDS)
       Number of manufactured housing contracts .....           12,097           5,412

       Delinquency(1)
       --------------
         30-59 days .................................             2.43%           1.88%
         60-89 days .................................              .78             .57
         90+   days .................................             1.00             .16
                                                          ------------    ------------
                                                                  4.21%           2.61%
                                                          ============    ============

       Manufactured housing contracts in                  $      2,617    $        725
         repossession ................................    ============    ============

(1) As a percentage of the number of manufactured housing contracts as of the date indicated and excluding contracts already in repossession.

      The following table provides certain contractual delinquency and default data with respect to the Company's home equity loans serviced, by year of loan origination, as of the dates indicated:




                                                               SEPTEMBER 30, 1997
                         -----------------------------------------------------------------------------------------------
                                                                                        DEFAULTS
                                                     DELINQUENCY              ----------------------------
                                        ------------------------------------- FORECLOSURES                      TOTAL
                         CONTRACTUAL                                               IN      BANK-             DELINQUENCY
YEAR OF PRODUCTION         BALANCE      30-59    60-89      90+       TOTAL      PROCESS   RUPTCY    TOTAL   & DEFAULTS
------------------       ------------   ------  --------  -------   ---------   --------- --------  -------  -----------
                                                          (DOLLARS IN THOUSANDS)
1991 & prior  . . .     $     83,278   5.06%     1.05%    0.99%         7.10%     5.19%    6.22%     11.41%     18.51%
1992  . . . . . . .           48,250   5.11%     0.82%    1.41%         7.34%     5.96%    5.82%     11.78%     19.12%
1993  . . . . . . .          149,616   5.32%     1.31%    0.75%         7.38%     4.92%    5.37%     10.29%     17.67%
1994  . . . . . . .          332,598   5.92%     1.52%    0.70%         8.14%     5.89%    7.16%     13.05%     21.19%
1995  . . . . . . .          788,921   5.70%     1.31%    0.81%         7.82%     8.64%    5.22%     13.86%     21.68%
1996  . . . . . . .        1,716,079   4.66%     1.32%    0.65%         6.63%     4.55%    1.77%      6.32%     12.95%
1997  . . . . . . .        1,882,759   1.39%     0.33%    0.13%         1.85%     0.55%    0.12%      0.67%      2.52%
                        ------------
    Total . . . . .     $  5,001,501   3.71%     0.95%    0.50%         5.16%     3.81%    2.27%      6.08%     11.24%
                        ============

                                                         DECEMBER 31, 1996
                     -----------------------------------------------------------------------------------------------
                                                                                    DEFAULTS
                                                 DELINQUENCY             -----------------------------
                                    ------------------------------------ FORECLOSURES                       TOTAL
                     CONTRACTUAL                                             IN       BANK-              DELINQUENCY
YEAR OF PRODUCTION     BALANCE      30-59    60-89      90+       TOTAL    PROCESS    RUPTCY    TOTAL    & DEFAULTS
------------------   ------------   ------  --------  -------   -------- ------------ ------   -------   -----------
                                                      (DOLLARS IN THOUSANDS)
1990 & prior  . . . $     75,252   5.12%     1.20%    1.22%       7.54%     5.97%     4.85%    10.82%      18.36%
1991  . . . . . . .       38,114   5.26%     0.97%    0.83%       7.06%     5.45%     6.59%    12.04%      19.10%
1992  . . . . . . .       63,842   4.74%     1.74%    1.97%       8.45%     5.87%     5.40%    11.27%      19.72%
1993  . . . . . . .      199,037   4.39%     1.28%    1.07%       6.74%     4.94%     5.05%     9.99%      16.73%
1994  . . . . . . .      451,224   5.15%     1.58%    0.92%       7.65%     4.70%     6.37%    11.07%      18.72%
1995  . . . . . . .    1,069,818   4.75%     2.12%    1.17%       8.04%     2.64%     6.26%     8.90%      16.94%
1996  . . . . . . .    2,142,851   2.11%     0.86%    0.35%       3.32%     0.20%     0.95%     1.15%       4.47%
                    ------------
    Total . . . . . $  4,040,138   3.39%     1.31%    0.71%       5.41%     3.36%     1.83%     5.19%      10.60%
                    ============

      The Company's management believes that the increase in the total percentage of delinquencies and defaults is not attributable to any single factor but rather reflects a combination of factors, such as the seasonal nature of delinquencies inherent in the portfolio, aging of the portfolio and an industry wide trend in increased bankruptcy filings.

      The following table reflects, as of the periods indicated, the allowance for loan losses for loans owned by the Company and loans serviced for third parties. These allowance accounts are deducted in the Company's balance sheet from the asset to which they apply.

                                                                          NINE MONTHS ENDED SEPTEMBER 30, 1997
                                                                       -----------------------------------------
                                                                          OWNED         SERVICED         TOTAL
                                                                       ------------    ----------     ----------
                                                                                 (DOLLARS IN THOUSANDS)
       Allowance for loan losses, beginning of period  . . . . . . .   $      4,141    $   73,102     $   77,243

       Provision for loan losses . . . . . . . . . . . . . . . . . .          2,956        40,785         43,741

       Net loans charged off . . . . . . . . . . . . . . . . . . . .         (3,379)      (20,472)       (23,851)

       Reserve reclassification  . . . . . . . . . . . . . . . . . .            785            --            785
                                                                       ------------    ----------     ----------

       Allowance for loan losses, end of period  . . . . . . . . . .   $      4,503    $   93,415     $   97,918
                                                                       ============    ==========     ==========

                                                                              NINE MONTHS ENDED SEPTEMBER 30, 1996
                                                                            ----------------------------------------
                                                                               OWNED        SERVICED         TOTAL
                                                                            -----------     ---------      ---------
                                                                                      (DOLLARS IN THOUSANDS)
        Allowance for loan losses, beginning of period  . . . . . . .       $     6,484     $  44,970      $  51,454

        Provision for loan losses . . . . . . . . . . . . . . . . . .              (178)       30,362         30,184

        Net loans charged off . . . . . . . . . . . . . . . . . . . .            (3,482)       (9,750)       (13,232)

        Reserve reclassification  . . . . . . . . . . . . . . . . . .             2,241           --           2,241
                                                                            -----------     ---------      ---------
        Allowance for loan losses, end of period  . . . . . . . . . .       $     5,065     $  65,582      $  70,647
                                                                            ===========     =========      =========

    The following table provides pool factors and cumulative net losses, as a percentage of production, with respect to the Company's home-equity loans by year of production for the indicated years:

                                                                CUMULATIVE
        YEAR             HOME-EQUITY                           NET LOSSES AS
         OF                  LOAN               POOL               % OF
     PRODUCTION           PRODUCTION           FACTOR (1)       PRODUCTION
   -------------       ---------------         ----------     --------------
                             (DOLLARS IN THOUSANDS)
   FIXED
   -----
        1993           $       500,900         0.2806              1.77%
        1994           $       837,901         0.3808              1.74%
        1995           $     1,130,715         0.5204              0.79%
        1996           $     1,383,714         0.7813              0.05%
        1997           $     1,001,853         0.9639              0.00%
   ARM
   ---
        1993           $        38,968         0.2326              1.28%
        1994           $        70,920         0.1912              0.38%
        1995           $       410,822         0.4878              0.33%
        1996           $       860,744         0.7377              0.01%
        1997           $       943,967         0.9715              0.00%

(1) The Pool Factor is the percentage of the related year's production by type (fixed or ARM), expressed as a decimal, remaining outstanding at September 30, 1997.

    The above delinquency, default and loss experience represents the Company's experience for the periods reported. However, the delinquency, default and loss percentages may be affected by the increase in the size and aging of the portfolio. In addition, the Company can neither quantify the impact of property value declines, if any, on the home equity loans and manufactured housing contracts nor predict whether or to what extent or how long such declines may exist. In a period of such declines, the rates of delinquencies, defaults and losses on the home equity loans and manufactured housing contracts could be higher than those theretofore experienced in the residential mortgage and manufactured housing lending industry in general. Adverse economic conditions (which may or may not affect real property or manufactured housing values) may affect the timely payment by borrowers of scheduled payments of principal and interest on the home equity loans and manufactured housing contracts and, accordingly, the actual rates of delinquencies, defaults and losses. As a result, the information in the above tables should not be considered as the only basis for assessing the likelihood, amount or severity of delinquencies, defaults and losses in the future and no assurance can be given that the delinquency, default and loss experience presented in the tables will be indicative of such experience.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's principal cash requirements arise from loan originations, deposits to reserve accounts, repayments of debt borrowed under the Company's senior and subordinated notes and credit facilities, payments of operating and interest expenses, and income taxes related to loan sale transactions. The Company uses the proceeds of its $800 million revolving credit facility (the "Credit Facility") as the primary source of funding of loan production pending sales in securitizations. The Company's borrowings are in turn repaid with proceeds received from selling such loans through securitizations. The Credit Facility is provided by a group of 22 banks, matures in April, 2000, and provides for revolving loans and letters of credit. Proceeds of the Credit Facility may be used for general corporate purposes, including the interim funding of loan originations, and to refinance existing debt. During the third quarter of
1997, the Credit Facility was primarily used to fund the origination of home equity loans and manufactured housing contracts. These borrowings were repaid upon the delivery of loans into the securitization transaction. Also during this quarter, a letter of credit in the maximum amount of $47 million was issued under the Credit Facility for the Company's account and was deposited in lieu of cash into the reserve account established in connection with the Company's third quarter home equity loan securitization transaction. In addition to the Credit Facility, the Company maintains two additional sources of financing for its home equity loan originations: a warehouse facility provided by the investment banker which acted as lead underwriter for the Company's third quarter home equity loan securitization (the "Investment Bank Warehouse"), and a warehouse facility provided by UCLIC (the "UCLIC Warehouse"). The Investment Bank Warehouse was directly related to the third quarter home equity loan securitization, initially provided for funding up to $300 million of eligible home equity loans for such securitization and terminated upon the closing of the last delivery of loans under the prefunding accounts relative to this securitization. As of September 30, 1997, $150 million was available and no amounts were outstanding under the Investment Bank Warehouse. The UCLIC Warehouse, which was established upon the sale of UCLIC, initially provided for the purchase of up to $300 million in first mortgage residential loans and has a maturity of July, 1999. During the second quarter of 1997, the Company reduced the commitment under this facility to $150 million. The Company has the right for a limited time to repurchase certain loans which are eligible for securitization and as of September 30, 1997, $5.5 million in loans eligible for
securitization were funded under this facility.   The Company has issued senior
unsecured notes of $100 million, $125 million and $100 million which mature in 1998, 1999 and 2004, respectively and in June, 1997 sold $150 million of unsecured subordinated notes maturing in 2005.

    Substantially all of the home equity loans and manufactured housing contracts originated or acquired by the Company are sold. Net cash from operating activities of the Company in the first nine months of 1997 and 1996 reflects approximately $2.2 billion and $1.8 billion, respectively, in cash used for loan originations and acquisitions of home equity loans and manufactured housing contracts. The primary source of funding for loan originations is derived from the reinvestment of proceeds from the ultimate sale of these products in the secondary market which totaled approximately $2.1 billion and $1.7 billion in the first nine months of 1997 and 1996, respectively. In connection with the sale transactions in the secondary market, third-party surety bonds (except in the case of four manufactured housing contract securitizations) and cash deposits by the Company as credit enhancements have been provided. The loan sale transactions have required the subordination of certain cash flows payable to the Company to the payment of principal and interest due to certificate holders. In connection with these transactions, the Company has been required, in some instances, to fund an initial deposit, and thereafter, in each transaction, a portion of the amounts receivable by the Company from the excess interest spread has been required to be placed and maintained in a reserve account to the extent of the subordination requirements. The subordination requirements generally provide that the excess interest spread is payable to a reserve account until a specified level of cash, which is less than the maximum subordination amount, is accumulated therein. The Interest-only and residual certificates of the Company are subject to being utilized first to replenish cash paid from the reserve account to fund shortfalls in collections from borrowers who default on the payment of principal or interest on the loans and contracts underlying the pass-through certificates issued until the total of the Company's deposits into
the reserve account equal the maximum subordination amount.   After the
Company's deposits into the reserve account equal the maximum subordination amount for a transaction, the subordination of the related excess interest spread (including the guarantee fee payable therefrom) for these purposes is terminated. The excess interest spread required to be deposited and maintained in the respective reserve accounts will not be available to support the cash flow requirements of the Company until such amount exceeds the maximum subordinated amount (other than amounts, if any, in excess of the specified levels required to be maintained in the reserve accounts, which may be distributed periodically to the Company). In the home equity loan securitization completed in the second quarter of 1997, the excess interest spread on the fixed rate loans included therein is utilized initially to cover current losses, and then to pay down the principal of the related pass-through certificates until a specified level of overcollateralization is reached, and thus is unavailable to the Company until such time. At September 30, 1997, the amounts on deposit in such reserve accounts totaled $368.2 million, exclusive of the letter of credit issued under the Credit Facility in the amount of $47 million discussed above.

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

                       REVIEW BY INDEPENDENT ACCOUNTANTS


The Company's independent accountants, Deloitte & Touche LLP, have performed a review of the accompanying unaudited consolidated balance sheet as of September 30, 1997 and the related consolidated statements of income for the three months and nine months ended September 30, 1997 and 1996 and statements of cash flows for the nine months ended September 30, 1997 and 1996, and previously audited and expressed an unqualified opinion dated February 28, 1997 on the consolidated financial statements of the Company and its subsidiaries as of December 31, 1996, from which the consolidated balance sheet as of this date is derived.

INDEPENDENT ACCOUNTANTS' REVIEW REPORT


United Companies Financial Corporation:

We have reviewed the accompanying consolidated balance sheet of United Companies Financial Corporation and subsidiaries as of September 30, 1997 and the related consolidated statements of income for the three months and nine months ended September 30, 1997 and 1996 and statements of cash flows for the nine months ended September 30, 1997 and 1996. These financial statements are the responsibility of the Corporation's management.

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

Baton Rouge, Louisiana
October 30, 1997

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


                                    UNITED COMPANIES FINANCIAL CORPORATION




Date:   October 31, 1997            By:   /s/ J. TERRELL BROWN
                                        --------------------------------------
                                        J. Terrell Brown
                                        Chairman and Chief Executive Officer



Date:   October 31, 1997            By:   /s/ DALE E. REDMAN
                                        --------------------------------------
                                        Dale E. Redman
                                        Executive Vice President and Chief
                                        Financial Officer

            UNITED COMPANIES FINANCIAL CORPORATION AND SUBSIDIARIES

                               INDEX TO EXHIBITS


         EXHIBIT NO.
         11          Statement re computation of earnings per share

         15          Letter of Deloitte & Touche LLP

         27          Financial Data Schedule