Form 10-K405
period 1997-12-31
UNITED COMPANIES FINANCIAL CORP
filed 1998-03-26
CIK 217416

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            ------------------------

                                   FORM 10-K

(Mark One)

      [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the year ended December 31, 1997

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
        (State or other jurisdiction                             (I.R.S. Employer
     of incorporation or organization)                         Identification No.)
              4041 ESSEN LANE
           BATON ROUGE, LOUISIANA                                     70809
  (Address of principal executive office)                           (Zip Code)

       Registrant's telephone number, including area code (504) 987-0000

          Securities registered pursuant to Section 12(b) of the Act:

                                                           NAME OF EACH EXCHANGE ON
             TITLE OF EACH CLASS                               WHICH REGISTERED
             -------------------                           ------------------------
        Common Stock, Par Value $2.00                       NEW YORK STOCK EXCHANGE
  6 3/4% PRIDES(SM), Convertible Preferred                  NEW YORK STOCK EXCHANGE
           Stock, Par Value $2.00

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of voting stock held by non-affiliates of the registrant as reported on the New York Stock Exchange as of March 9, 1998 was $408,974,147.

     The number of shares of $2.00 par value stock issued and outstanding as of March 9, 1998 was 28,800,339 excluding 1,180,117 treasury shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The registrant's definitive proxy statement to be prepared pursuant to Regulation 14A and filed in connection with solicitation of proxies for its Annual Meeting of Stockholders, to be held on approximately May 12, 1998, is incorporated by reference into Part III of this Form 10-K.

================================================================================

                                     PART I

ITEM 1. BUSINESS

GENERAL

     United Companies Financial Corporation (the "Company" or "UCFC"), founded in 1946, is engaged through its subsidiaries in consumer lending. The Company's operations primarily are focused on the origination, purchase, sale and servicing of first mortgage, non-conventional, home equity loans which are typically not loans for the purchase of homes. These home equity loans, which are fixed and variable rate mortgage loans, are sub-prime loans, i.e., loans made primarily to individuals who may not otherwise qualify for conventional loans which are readily marketable to government-sponsored mortgage agencies or conduits and available through most commercial banks and many other lending institutions. The Company's home equity loans are originated primarily through the following origination channels: (i) a retail branch network conducted through United Companies Lending Corporation(R) ("UC Lending"), (ii) a wholesale operation conducted through UNICOR MORTGAGE(R), Inc. and GINGER MAE(R), Inc. (operating as a division of UC Lending) and (iii) a bulk loan purchase program conducted by Southern Mortgage Acquisition, Inc. ("UC Acquisition"). In addition, the Company's operations include manufactured housing loan products offered through its wholly-owned subsidiary, United Companies Funding, Inc. ("UCFI"). These manufactured housing contracts are made primarily to finance the purchase of new or used manufactured homes and are typically secured by a first lien security interest in the manufactured homes. The Company also offers a secured credit card product which is presently targeted to the Company's home equity loan customer base. These credit card loans are typically secured by a second lien, behind the Company's first lien, on the borrower's residence.

     Loan production is funded principally through credit facilities pending loan sales. Substantially all of the home equity loans and manufactured housing contracts originated or purchased by the Company are sold in the secondary market principally through securitization transactions under Company sponsored shelf registration statements.

     The Company was incorporated in the State of Louisiana in 1946 and its principal offices are located in Baton Rouge, Louisiana. It currently has approximately 3,200 employees.

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. The statements contained in this Annual Report on Form 10-K that are not historical facts are forward looking statements based on the Company's current expectations and beliefs concerning future developments and their potential effects on the Company. There can be no assurance that future developments affecting the Company will be those anticipated by the Company. Actual results may differ from those projected in the forward-looking statements. These forward-looking statements involve significant risks and uncertainties (some of which are beyond the control of the Company) and are subject to change based upon various factors, including but not limited to the following risks and uncertainties: changes in the asset securitization industry and in the performance of the financial markets, in the demand for and market acceptance of the Company's products, and in general economic conditions, including interest rates; the presence of competitors with greater financial resources and the impact of competitive products and pricing; the effect of the Company's policies, including the amount and rate of growth of Company expenses; the continued availability to the Company of adequate funding sources; actual prepayment rates and credit losses on loans sold as compared to prepayment rates and credit losses assumed by the Company at the time of sale for purposes of its gain on sale computations; the effect of changes in market interest rates on the spread between the coupon rate on loans sold and the pass-through rate on securities backed by such loans issued by the Company in securitization transactions and on the discount rate assumed by the Company in its gain on sale computations; timing of loan sales; the quality of the Company's owned and serviced loan portfolio, including levels of delinquencies, customer bankruptcies and charge-offs; ratings; and various legal, regulatory and litigation risks. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise. For a more detailed discussion of some of the foregoing risks and uncertainties, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Investment Considerations as well as other Company filings with the Securities and Exchange Commission.

     Origination network. At December 31, 1997, the Company's lending activities were primarily conducted through the following origination channels:

          UC Lending, the Company's retail operation, consisted of 221 offices in 42 states at year end 1997 compared to 185 offices in 42 states at year end 1996. During 1997, UC Lending originated $1.5 billion in home equity loans compared to $1.1 billion for 1996, representing a 36% increase.

          UNICOR, one of the Company's wholesale operations, which acquires loans primarily from brokers and correspondents, produced $566.8 million in home equity loans in 1997 compared to $570.1 million for 1996. At year end 1997, UNICOR had 1,860 active brokers and correspondents and operated in 47 states.

          GINGER MAE, another of the Company's wholesale operations, which operates through financial institutions (banks, thrifts and credit unions), produced $211.4 million in home equity loans in 1997 compared to $118.9 million in 1996. GINGER MAE had a total of 136 active financial institutions under contract in a total of 34 states at year end 1997.

          UC Acquisition, which purchases home equity loans in bulk, produced $540.2 million in home equity loans in 1997 compared to $441.4 million for 1996.

          United Companies Funding, the Company's manufactured housing lender, originated $195.6 million in manufactured housing chattel contracts and $56.2 million in land-and-home contracts in 1997, compared to $115.6 million and $3.2 million in 1996, respectively. The manufactured housing unit originates loan products through dealers and directly to the consumer. At year end 1997, UCFI operated in 44 states through 3,061 dealers.

     Products. The Company's principal products are fixed and adjustable rate ("ARM") home equity loans with a fixed amount and term to maturity, which are secured by a first lien mortgage on the borrower's residence. In 1997, the Company began offering a hybrid home equity loan product which has a rate that is fixed for three years and becomes adjustable thereafter (such hybrid loans are included in the category of ARM loans in the following discussion and tables). Typically the proceeds of the loan will be used by the borrower to refinance an existing first mortgage in order to finance home improvements or for debt consolidation. These types of loans are commonly referred to as "B" and "C" grade or "sub-prime" loans. These loans are distinct from home equity revolving lines of credit, which are generally secured by a second mortgage and typically carry a floating interest rate.

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

     The Company also offers a secured credit card product which is presently targeted to the Company's home equity loan customer base. These credit cards are typically secured by a second lien, behind the Company's first lien, on the borrower's residence.

     As of December 31, 1997, approximately 96.8% in aggregate principal amount of the home equity loans owned and/or serviced by the Company were secured by a first mortgage with the remaining 3.2% in aggregate principal amount secured by second or multi-property mortgages. During 1997, approximately $2.8 billion in first mortgage home equity loans and $98.1 million in second mortgage and multi-property home equity mortgage loans were originated or acquired by the Company. In the case of most home equity loans for home improvements, the loan proceeds are disbursed to an escrow agent which, according to guidelines established by the Company, releases such proceeds upon completion of the improvements or in draws as the work on the improvements progresses. The weighted average interest rate on home equity loans produced during 1997 was

10.9%, compared to 11.2% during 1996. Costs incurred by the borrower for loan origination, including origination points and appraisal, legal and title fees, are often included in the amount financed.

     The Company's principal market for its home equity loans is individuals who may not otherwise qualify for conventional loans that are readily marketable to the government-sponsored mortgage agencies or conduits and available through most commercial banks and many other lending institutions. Loans to such borrowers present a greater credit risk and therefore produce higher loan origination fees and interest rates as compared to loans to customers of banks and thrifts. The Company believes that its customers generally place a higher priority on the amount of the monthly payment and prompt credit approval than on the interest rate and origination fees associated with the loan. Management of the Company believes that the greater credit risk arising out of making loans to these borrowers is compensated by higher fees and interest rates. There are generally numerous competitors for these borrowers in each of the Company's geographic markets. Principal competitors include recognized national and regional lenders.

     The Company's manufactured housing lending program is primarily conducted through UCFI. UCFI may (i) purchase contracts from approved manufactured housing dealers ("indirect financing"), (ii) originate contracts directly with individual owners or purchasers of manufactured homes ("direct financing") or
(iii) make bulk purchases of contracts originated or acquired by other lending institutions, finance companies or affiliates. These contracts are generally secured by a security interest in the manufactured home purchased with the proceeds of the loan. Through its affiliates, UCFI also originates contracts ("land and home contracts") which, in addition to being secured by security interests in the manufactured homes, are secured by liens on the real estate to which the manufactured homes are deemed permanently affixed. Manufactured home contracts are generally subject to minimum down payments of approximately 10% of the amount financed and the term of the contracts do not exceed 30 years. At December 31, 1997, UCFI was licensed to conduct business in 44 states.

     Through its regional managers, UCFI purchases manufactured housing contracts from manufactured housing dealers. UCFI's regional managers contact dealers located in their region and explain UCFI's available financing plans, terms, prevailing rates and credit and financing policies. If the dealer wishes to use UCFI's available customer financing, the dealer must make an application for dealer approval. Upon satisfactory results of UCFI's investigation of the dealer's creditworthiness and general business reputation, UCFI and the dealer execute a dealer agreement. As of December 31, 1997, the dealers with which UCFI has entered into dealer agreements are located in 44 states.

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

     Manufactured housing contracts originated or acquired by other lending institutions, finance companies or affiliates may also be purchased by the Company. Each contract so purchased from an unaffiliated party is re-underwritten prior to the purchase thereof using the then-current underwriting standards of UCFI.

     Production. The following table reflects loan production by the respective origination channels of the Company by product type for the periods indicated:

                                         1997                     1996                     1995
                                ----------------------   ----------------------   ----------------------
                                              AVERAGE                  AVERAGE                  AVERAGE
                                  AMOUNT     LOAN SIZE     AMOUNT     LOAN SIZE     AMOUNT     LOAN SIZE
                                ----------   ---------   ----------   ---------   ----------   ---------
                                                             (IN THOUSANDS)
Home Equity
  UC Lending
     Fixed....................  $  681,399       37      $  680,481       38      $  740,707       37
     ARM......................     831,631       69         430,374       69         198,369       78
                                ----------               ----------               ----------
                                 1,513,030                1,110,855                  939,076
  UNICOR
     Fixed....................     439,635       48         542,845       56         337,802       50
     ARM......................     127,214      103          27,259      107          85,208      104
                                ----------               ----------               ----------
                                   566,849                  570,104                  423,010
  GINGER MAE
     Fixed....................     146,527       61         115,079       71          44,497       59
     ARM......................      64,870      104           3,805      131           6,351      115
                                ----------               ----------               ----------
                                   211,397                  118,884                   50,848
  UC ACQUISITION
     Fixed....................      50,267       70          42,139       72           7,709       50
     ARM......................     489,952      114         399,306      111         120,894      156
                                ----------               ----------               ----------
                                   540,219                  441,445                  128,603
  UCFI
     Fixed....................      56,156       59           3,170       52              --       --
                                ----------               ----------               ----------
Manufactured housing --chattel
  contracts
     UC Lending...............      14,529       15           1,289       18              --       --
     GINGER MAE...............          74       19              --       --              --       --
     UCFI.....................     195,598       33         115,631       30             887       --
                                ----------               ----------               ----------
                                   210,201                  116,920                      887
          Total Production....  $3,097,852               $2,361,378               $1,542,424
                                ==========               ==========               ==========

  Underwriting.

     Home equity loans. Supervision of the underwriting staff is centralized, however, each of the Company's origination channels for home equity loans has its own staff of underwriters in order to provide better service to its respective customers. Regardless of the manner of origination, all home equity loans are underwritten (or generally, in the case of bulk purchases, are re-underwritten) prior to approval and funding utilizing essentially similar underwriting guidelines. Underwriting guidelines are modified from time to time. The following is a description of the current underwriting guidelines.

     The underwriting process is intended to assess both the prospective borrower's ability to repay the loan and the adequacy of the real property security as collateral for the loan granted. On a case-by-case basis, after review and approval by the Company's underwriters, home equity loans may be made which vary from the underwriting guidelines.

     The Company originates fixed-rate home equity loans with original terms to maturity not to exceed: 360 months for single family, owner occupied first mortgages; 360 months for single family, non-owner occupied first mortgages; 360 months for single family, combination owner occupied/rental property first mortgages; and 180 months for single family, owner occupied second mortgages. The fixed-rate home equity loan amounts generally do not exceed $500,000 in the case of loans secured by first liens, and $150,000 in the case of loans secured by second liens, in each case unless a higher amount is specifically approved by the applicable underwriters.

     All of the fixed-rate home equity loans are fully amortizing, except for Balloon Loans which comprised 2.2% of the Company's owned and/or serviced portfolio at December 31, 1997. UNICOR originates and the Company's other origination networks may originate fixed-rate loans with an original term to maturity ranging from 60 to 240 months and a longer amortization schedule ranging from 180 to 360 months ("Balloon Loans"). Balloon Loans must be secured by first liens on single family, owner occupied residential properties. UNICOR and GINGER MAE also originate fixed-rate home equity loans which provide that the interest rate may decrease by one percentage point if the borrower makes the first 12 consecutive monthly payments without a delinquency. At that time, the monthly payments will be recalculated to fully amortize the loan at the reduced rate over the remaining term to maturity.

     Adjustable rate home equity loans (which for purposes hereof includes hybrid loans) generally amortize fully over a period not to exceed 360 months. The maximum loan amount for adjustable-rate home equity loans is $500,000 unless a higher amount is specifically approved by the applicable underwriters.

     The homes used for collateral to secure the fixed-rate home equity loans may be owner occupied, non-owner occupied rental properties or a combination of owner occupied/rental properties, which in any case are one-to-four family residences (which may be a detached or semi-detached row house, townhouse, a condominium unit or a unit in a planned unit development). In addition, such loans may be secured by single-family owner occupied manufactured or mobile homes with land if the manufactured or mobile homes are permanently affixed and defined as real estate under applicable state law. Certain loans may be secured by a leasehold interest and the improvements thereon. Second mortgage loans are generally permitted only for fixed-rate home equity loans and generally are limited to one-to-four family owner occupied property. Second mortgage loans typically will not be made if the first mortgage loan is a balloon or an individual or owner financed mortgage loan.

     The homes used for collateral to secure adjustable-rate home equity loans may be owner occupied or non-owner occupied rental properties, which in any case are one-to-four-family residences (which may be a detached or semi-detached, row house, townhouse, a condominium or unit in a planned unit development).

     In general, the value of each property proposed as security for a home equity loan is required to be determined by a current appraisal from an independent appraiser who has been approved by the Company. The Company selects the appraiser and orders the appraisal except for broker or correspondent originated home equity loans for which the broker or the correspondent selects the appraiser from a list of appraisers pre-approved by the Company.

     The Company requires that the appraisal provide an adequately supported estimate of the value of the property proposed as security for the requested home equity loan and a complete, accurate description of the property. In some cases, the appraisal is subject to completion of improvements which are to be made with the proceeds of the home equity loan. The property is analyzed by the Company, based on the appraisal, to determine its acceptability as security for the loan requested.

     Manufactured housing contracts. The same underwriting standards are applied regardless of the method of production of a manufactured housing contract. The underwriting of manufactured housing contracts focuses primarily on the borrower's capacity to repay the debt. The analysis includes application of a credit scoring system and a review of the applicant's paying habits, length and likelihood of continued employment, and certain other factors. The Company's current underwriting guidelines for conventional contracts limit the maximum loan size to $200,000 in the case of chattel contracts (i.e., manufactured housing installment sales contracts and manufactured housing installment loan agreements) and $300,000 in the case of land-and-home contracts (i.e., contracts where the manufactured home is deemed permanently affixed to the real estate on which it is located). These amounts may be exceeded when the Company's underwriters deem it appropriate. Appraisals on used manufactured homes are performed by employees of the Company in the case of indirect financing or by independent appraisers approved by the Company in the case of direct financing. The appraisals of such independent appraisers are validated by the Company's personnel through a review of the

National Automobile Dealers Association base values and on-site inspections. The Company applies substantially the same loan-to-value ratio, appraisal and other underwriting standards and procedures to the land-and-home contracts as are applied to other home equity loans.

  Loan-to-Value.

     Home equity loans. The total amount of a home equity loan generally includes origination fees, credit life insurance premium, if any, prepaid interest and other closing costs (such as the cost of an appraisal report and title insurance premiums). Loan-to-value is the percentage equal to the note amount divided by the lesser of appraised value or the purchase price of the real estate plus financed improvements for the real estate. For fixed-rate and adjustable rate home equity loans originated through UNICOR and GINGER MAE, the maximum loan-to-value is 90%, with the maximum for rural properties generally being 80%. For home equity loans originated through UC Lending, an Underwriting Loan-to-Value Ratio, as described below, is utilized. The total amount of a home equity loan, net of the origination fees, credit life insurance premium, if any, prepaid tax and insurance escrow, real estate tax service fee, loan application fee and prepaid interest, is defined as the "Cash Out." The "Underwriting Loan-to-Value Ratio" for underwriting purposes is the Cash Out divided by the appraised value or purchase price of the property plus financed improvements for the real estate, whichever is less. The Cash Out with respect to fixed-rate and adjustable-rate loans originated through the branch network is limited to 90% of the lesser of the applicable appraised value or purchase price of the property. Because the Underwriting Loan-to-Value Ratio is based on the Cash Out rather than the actual principal balance of the related loan, the loan-to-value ratio of such loan will be higher and could be substantially higher than the Underwriting Loan-to-Value Ratio. However, the loan-to-value ratio may not exceed 100%, except as described below.

     Generally, the maximum Underwriting Loan-to-Value Ratio is 85% for a loan with a second mortgage on the property. With respect to rural properties, the maximum Underwriting Loan-to-Value Ratio (utilizing only up to ten acres and the improvements thereon) is 80%. The maximum Underwriting Loan-to-Value Ratio generally applicable to non-owner occupied homes and owner occupied manufactured/mobile homes with land is generally 80%.

     In 1997, the Company began originating a home equity loan product having a loan-to-value ratio up to 125%. The Company originates these loans with the intent to sell them shortly after origination on a servicing released basis to third party purchasers.

     Manufactured housing contracts. With respect to conventional chattel contracts for new manufactured homes, the Company may finance up to the lesser of (a) 95% of the cash sale price (including taxes, fees and insurance) of the manufactured home or (b) 130% of the manufacturer's invoice price of the manufactured home plus 100% of taxes, license fees and freight charges, 100% of the dealer's cost of additional dealer-installed equipment (not to exceed 25% of the base price of the manufactured home), and up to $1,500 of set-up costs per module. With respect to used manufactured homes, the Company may finance up to 100% of the lesser of (a) the total delivered sales price of the manufactured home (including taxes, fees, insurance and up to $1,500 of set-up costs per module), or (b) the appraised value of the manufactured home. Taxes, fees, and insurance may be included in the amount financed up to a maximum of 100% of the appraised value of the used manufactured home. The guidelines in this paragraph may be exceeded when the Company's underwriters deem it appropriate.

  Creditworthiness.

     Home equity loans/manufactured housing contracts. Verification of personal financial information for each applicant is required. The applicant's total monthly obligations (including principal and interest on each mortgage, tax assessments, other loans, charge accounts and all scheduled indebtedness) generally should not exceed 50% of a borrower's gross monthly income. In the case of adjustable-rate home equity loans, except for the hybrid product, the debt ratio calculation is based upon the principal and interest payment amount utilizing the maximum rate on the second change date. Generally, the borrowers are required to have two years of employment with their current employer or two years of like experience. Applicants who are salaried employees must provide current employment information in addition to recent employment history. This information is verified for salaried borrowers based on written confirmation from employers, or a combination of a telephone confirmation from the employer and the most recent pay stub and the most recent W-2 tax form. A self-employed applicant is generally required to provide copies of complete federal income tax returns filed for the most recent two years. Re-verification of the foregoing information is generally not undertaken for home equity loans purchased through the bulk purchase program of the Company.

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

     Other requirements. The Company generally requires title insurance coverage on each home equity loan or land-and-home manufactured housing contract it originates.

     The borrower is required to obtain property insurance in an amount sufficient to cover, in the case of a first mortgage, the new loan and in the case of a fixed-rate second mortgage, the new loan and the prior mortgage. If the sum of an outstanding first mortgage, if any, and the fixed-rate home equity loan exceeds the lesser of replacement or insurable value, insurance equal to the lesser of replacement or insurable value may be accepted. The Company requires that its name and address are properly added to the "mortgagee clause" of the insurance policy. In the event the Company's name is added to a "loss payee clause" and the policy does not provide for written notice of policy changes or cancellation, an endorsement adding such provision is required. The borrower is required to obtain flood insurance to the extent such insurance is available under the Flood Disaster Protection Act of 1973, as amended.

     After a loan is underwritten, approved and funded, the mortgage loan packages are reviewed and monitored by home office loan review personnel. A random sample of the mortgage loan packages are subsequently subjected to a quality control audit.

     Loan sales and securitizations. Substantially all of the home equity loans and manufactured housing contracts originated or purchased by the Company are sold. Since 1985, the Company has sold home equity loans originated by it in the secondary market, initially in transactions with government-sponsored mortgage agencies or conduits, later in private placement transactions with financial institutions and, since the second quarter of 1993, through shelf registration statements filed with the Securities and Exchange Commission by subsidiaries of the Company. Approximately $7.9 billion of pass-through certificates backed primarily by first mortgage home equity loans originated or purchased by the Company through its origination channels have been issued under the registration statements and publicly sold since 1993 through December 31, 1997. During 1996, a subsidiary of the Company filed a shelf registration statement with the Securities and Exchange Commission for the sale of manufactured housing contract pass-through certificates. The registration statement was declared effective in September of 1996 and subsequent thereto the Company has sold approximately $470 million of manufactured housing contracts in securitization transactions through December 31, 1997. The Company intends to continue to effect securitization transactions on a quarterly basis, but the amount and timing of sales of securities under the shelf registration statements will depend upon market and other conditions affecting the operations of the Company.

     The following table reflects certain information regarding home equity loan production and sales during the indicated periods:

                                                        YEAR ENDED DECEMBER 31,
                                                 --------------------------------------
                                                    1997          1996          1995
                                                 ----------    ----------    ----------
                                                         (DOLLARS IN THOUSANDS)
Home equity loan production....................  $2,887,651    $2,244,458    $1,541,537
Home equity loan sales.........................  $2,710,320    $2,245,406    $1,471,868
Average coupon on loans sold...................      11.00%        11.20%        11.67%
Interest spread retained on loans sold.........       4.73%         4.80%         4.98%

     The following table reflects certain information regarding manufactured housing contract production and sales during the indicated periods:

                                                           YEAR ENDED DECEMBER 31,
                                                         ----------------------------
                                                           1997        1996      1995
                                                         --------    --------    ----
                                                            (DOLLARS IN THOUSANDS)
Manufactured housing contract production...............  $210,201    $116,920    $887
Manufactured housing contract sales(1).................  $303,165    $163,999      --
Average coupon on contracts sold.......................    10.53%      11.20%      --
Interest spread retained on contracts sold.............     3.37%       3.55%      --

---------------

(1) Manufactured housing contracts sold in 1997 and 1996 include $89.7 million and $52.9 million, respectively, of land-and-home manufactured housing contracts included in 1997 and 1996 home equity loan production.

     The weighted average interest spread on loans and contracts sold (the difference between the stated rate on the loan or contract and the rate paid to purchasers of the pass-through certificates, less certain recurring fees) is determined without regard to expected credit losses. Servicing rights are retained on substantially all loans and contracts sold.

     The Company's home equity loan securitization transactions are credit enhanced and the certificates issued pursuant thereto have received ratings of "Aaa" from Moody's Investors Service, Inc., "AAA" from Standard & Poor's Ratings Services, a division of The McGraw-Hill Companies, Inc. and "AAA" from Fitch IBCA, Inc. (or AAAr in the case of interest only certificates). Credit enhancement has been achieved in part through a guaranty provided by a third party insurer and by subordinating a cash deposit and the excess interest spread retained by the Company, up to a specified amount (the "Subordinated Amount"), to the payment of scheduled principal and interest on the certificates should there be a shortfall in collections from borrowers in the form of monthly mortgage payments during any given period. If cumulative payment defaults exceed the Subordinated Amount, the third party insurer is obligated to pay any further losses to the owners of the certificates. The Company has, from time to time, used Financial Guaranty Insurance Company and MBIA Insurance Corporation as third party insurers. Credit enhancement for the manufactured housing contract securitization transactions has been achieved by a senior/subordinated structure, except in one transaction in which credit enhancement was provided in part through a guaranty by a third party insurer. In the senior/subordinated structure, losses are borne first by the subordinated certificates. The certificates publicly issued pursuant to the manufactured housing contract securitizations have received investment grade ratings by nationally recognized rating agencies. The Company has retained some of the subordinated certificates in such securitizations.

     Each pooling and servicing agreement relating to home equity loan securitization transactions governs the distribution of cash flows from the pooled loans and requires the establishment of an account (the "Reserve Account"). Such agreements have required for many of such securitization transactions an initial cash deposit by the Company to the Reserve Account. Thereafter, the excess interest spread retained by the Company is deposited in the Reserve Account. There are no events that will require the aggregate deposits to the Reserve Account of such excess interest to exceed the related Subordinated Amount. To the extent that losses are incurred on the loans underlying the certificates issued in a securitization transaction, such losses are paid out of the related Reserve Account to the extent that funds are available.

     The Company derives a significant portion of its income by recording gains at the time of the sale of home equity loans and manufactured housing contracts (sometimes referred to collectively herein as "loans"). During the first quarter of 1997, the Company implemented Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("SFAS No. 125") which required the Company to change the method it previously utilized in calculating the gain on its sale of loans and required the reclassification of the assets and liabilities retained by the Company (the "retained interests") in connection with such sales. Previously, the retained interests were classified as "Capitalized excess servicing income", "Temporary investments -- reserve accounts" and the "Allowance for loan losses on serviced loans". Such amounts are now classified as "Interest-only and residual certificates" and are net of the allowance for loan losses on serviced loans (recorded in connection with loan sale transactions), such allowance having been previously recorded as a liability. SFAS No. 125 requires that servicing assets and other retained interests in the transferred assets be measured by allocating the carrying amount prior to the transfer between the assets sold and the retained interests, if any, based on their relative fair values at the date of transfer. Effective with the implementation of SFAS No. 125, the fair value of the Interest-only and residual certificates was estimated using the expected dates that the retained interests are to be released from the related reserve accounts. The allowance for loan losses on serviced loans is a component in determining the fair value of the Interest-only and residual certificates. In addition, the Interest-only and residual certificates are classified as trading securities under the provisions of SFAS No. 115 and, as such, recorded at fair value with the resultant change in unrealized gain or loss recorded in the results of operations in the period of change in value. The fair value of the Company's Interest-only and residual certificates is determined by computing the present value of the excess of the weighted average coupon on the loans sold over the sum of: (1) the rate paid to the buyer, (2) a normal servicing fee and (3) where applicable, a trustee fee and surety bond fee. For home equity loans, prepayment assumptions used in the present value computation are based on the actual prepayment experience of the Company's owned and serviced loan portfolio. Prepayment assumptions for manufactured housing contracts are based on comparable industry prepayment statistics. The cash flows expected to be received by the Company are discounted at an interest rate that the Company believes an unaffiliated third-party purchaser would require as a rate of return on a financial instrument comprised of such cash flows. At December 31, 1997, the Company's balance sheet reflected "Interest-only and residual certificates of approximately $882 million. See Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of prepayment rate, discount rate and loan loss assumptions utilized by the Company in the valuation of its Interest-only and residual certificates.

     Loan Servicing. The Company retains the servicing on substantially all loans it originates. The following services are performed for investors to whom the Company has sold loans and for which it has retained servicing: investor reporting; collecting and remitting periodic principal and interest payments to investors and performing other administrative services, including maintaining required escrow accounts for payment of real estate taxes and standard hazard insurance; determining the adequacy of standard hazard insurance; advising investors of delinquent loans; conducting foreclosure proceedings, and inspecting and reporting on the physical condition of the properties securing the loans; and disposing of foreclosed properties. The Company is generally obligated to advance interest on delinquent loans to the secondary market investors at the applicable pass-through rate until satisfaction of the note, liquidation of the property securing the loan or charge off of the loan. To the extent that the amount recovered through liquidation of collateral is insufficient to cover the unpaid balance of the loan, the Company incurs a loss until such losses aggregate the limit specified in the related loan sale agreement. In connection with its servicing activities, the Company sends to borrowers monthly statements that specify the fixed payment amount and due date in the case of fixed-rate loans and the adjusted payment amount and due date in the case of adjustable-rate loans and the late payment amount, if any. With respect to adjustable-rate loans, the Company provides written notices to borrowers of upcoming rate adjustments reflecting the adjusted payment amounts.

     The Company, as master servicer, is required under each loan sale agreement to service the mortgage loans or manufactured housing contracts, as the case may be, either directly or through sub-servicers. Substantially all servicing activities with respect to home equity loans are centralized at the home office, other than disposal of foreclosed properties. In addition, the home office performs certain servicing activities for manufactured housing contracts with the other activities performed by that unit.

     The contractual balances of loans owned and/or serviced, excluding real estate owned and/or serviced, by the Company were as follows for the dates indicated:

                                                              DECEMBER 31,
                                                 --------------------------------------
                                                    1997          1996          1995
                                                 ----------    ----------    ----------
                                                             (IN THOUSANDS)
Owned and serviced:
  Home equity..................................  $5,528,923    $4,040,138    $2,701,481
  Commercial(1)................................          --            --       251,241
  Manufactured housing -- chattel contracts....     308,903       115,137           888
  Other........................................      39,513        46,846        58,554
                                                 ----------    ----------    ----------
          Total................................  $5,877,339    $4,202,121    $3,012,164
                                                 ==========    ==========    ==========

---------------

(1) Under the terms of the Company's sale of United Companies Life Insurance Company ("UCLIC"), servicing of commercial real estate loans owned by UCLIC and pass-through certificates owned by third parties and UCLIC which are backed by commercial real estate loans originated by the Company were transferred from the Company to UCLIC at the closing of the sale in July, 1996.

     At December 31, 1997, the Company's owned home equity portfolio of properties acquired in foreclosure or for which deeds in lieu of foreclosure have been accepted and held by the Company pending disposition represented approximately $6.4 million (excluding the allowance for loan losses attributable to these properties). This amount may include the first mortgage balance, delinquent first mortgage payments and certain advances made on the property.

     When the Company believes that borrowers with existing loans with the Company are likely to refinance such loans due to interest rate changes, equity build-up or other reasons, the Company actively attempts to retain such borrowers through solicitations of such borrowers to refinance with the Company. Such refinancings generate fee income and servicing income for the Company.

OTHER OPERATIONS

     The Company has developed an 80 acre office park which includes its home office building and investment properties owned by the Company. The Company owns four office buildings which have approximately 500,000 square feet, of which 267,000 square feet were used by the Company and its subsidiaries at December 31, 1997. In addition, United Companies Realty and Development Co., Inc. ("UC Realty"), a wholly-owned subsidiary of the Company, is a general partner in the ownership of a 100,000 square foot office building, also located in the office park. All of the investment properties were approximately 100% leased at December 31, 1997. UC Realty manages each of these properties as well as an additional 58,000 square foot building in the park owned by a third party. During 1997, UC Realty completed construction of a 103,000 square foot operations center in the park and began construction of a 53,000 square foot addition to this operations center. The Company also operates a homeowners insurance agency and engages in telecommunications business which provides telephone service to the home office and tenants in the office park, neither of which are material to its operations.

DISCONTINUED OPERATIONS

     In addition to its lending operations, the Company was historically engaged in insurance operations. During 1996, the Company sold all of the outstanding common stock of United Companies Life Insurance Company, its life and annuity insurance subsidiary, and United General Title Insurance Company, its title insurance subsidiary. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Discontinued Operations and
Note 12 to the Notes to Consolidated Financial Statements.

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

COMPETITION

     As a purchaser and originator of sub-prime loan products, the Company faces increasing competition. Traditional competitors include other mortgage banking companies, commercial banks, credit unions, thrift institutions, credit card issuers and finance companies. Many of these competitors are substantially larger and have more capital and other resources than the Company. Competition can take many forms including convenience in obtaining a loan, customer service, marketing and origination channels and interest rates. Certain large national finance companies, commercial banks, thrifts, credit card originators and conforming mortgage originators, with greater capitalization and financial resources, have adapted their origination programs and allocated resources to the origination of non-conforming loans. A large bank holding company recently announced its proposed acquisition of a major sub-prime lender with nationwide operations. In addition, Fannie Mae and Freddie Mac have taken recent actions which indicate an interest in becoming involved in the secondary market for home equity loans. Such actions include the issuance of securities backed by loans of a lower credit quality than historically has been the case and the implementation of automated underwriting systems that could be used to originate home equity loans. The entrance of these competitors into the Company's market could have a material adverse effect on the Company's financial condition, results of operations and cash flows.

ITEM 2. PROPERTIES

     The Company's executive offices are located in its home office building in Baton Rouge, Louisiana. The Company occupies all of its home office building which has approximately 94,000 square feet. The executive offices of the Company's home equity loan lending subsidiaries are located at the Company's home office building and adjacent investment property. At December 31, 1997, the operations of UC Lending were conducted in 42 states from 4 locations owned by the Company in 4 cities and from 217 additional leased offices in 213 cities. The offices owned or leased range in size from approximately 1,500 square feet to 3,650 square feet; leases expire from 1998 to 2003, excluding renewal options. Operations of UCFI are based in Minneapolis, Minnesota in leased offices totaling approximately 51,000 square feet. During 1997, aggregate annual rental expense for leased office space was approximately $7.9 million. Management believes that the properties are adequately maintained and insured, and satisfactorily meet the requirements of the business conducted therein.

ITEM 3. LEGAL PROCEEDINGS

     The nature of the Company's business is such that it is routinely involved in litigation and is a party to or subject to other items of pending or threatened litigation. Although the outcome of certain of these matters cannot be predicted, management of the Company believes, based upon information currently available, that the resolution of these various matters will not result in any material adverse effect on its consolidated financial condition, results of operations and cash flows.

     The remaining affairs of the Company's subsidiary, Foster Mortgage Corporation ("FMC"), a discontinued operation, which had been conducted under the supervision of a bankruptcy court have been concluded. The claims of the institutional lenders under FMC's primary credit facility (the "FMC Institutional Lenders") relating to the Company's alleged failure to remit all sums due FMC regarding federal income taxes under a tax agreement among the Company and its subsidiaries, including FMC, were settled. The Company recorded a $5.6 million charge in the fourth quarter of 1997 resulting from the settlement. The claims of the FMC Institutional Lenders against the Company seeking avoidance of certain payments alleged to be preferences or fraudulent conveyances were dismissed after a trial before the bankruptcy court.

     In a class action lawsuit pending in Alabama state district court involving 910 home equity loans alleged to be subject to the Alabama Mini Code, AUTREY V. UNITED COMPANIES LENDING CORPORATION, the trial court has ruled that retroactive application of the 1996 amendments to the Alabama Mini Code would be unconstitutional as applied to the plaintiffs' class. The 1996 amendments, which in general limited the remedy for finance charges in excess of the maximum permitted by the Alabama Mini Code, were expressly made retroactive by the Alabama legislature. The Company strenuously disagrees with the trial court's holding and believes that the liability, if any, should be limited to $495,000, being the aggregate finance charges allegedly exceeding the maximum permitted by the Alabama Mini Code, plus interest thereon. If upheld after a trial on the merits and related appeals, the trial court's holding could result in a liability for the Company's subsidiary presently estimated by the Company to be approximately $15 million. The Company further believes that it has other valid defenses to the claims asserted in this suit and intends to continue its vigorous defense of this matter.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

  Common Stock Prices and Dividends

     On September 20, 1996, the Company's Common Stock began trading on the New York Stock Exchange (the "NYSE") under the symbol "UC". Prior to that date, the Company's Common Stock traded on the National Association of Securities Dealers Automated Quotation System/National Stock Market ("the Nasdaq Stock Market") under the symbol "UCFC". The following table sets forth for the periods indicated the high and low sale prices of the Company's Common Stock as reported on the NYSE subsequent to September 20, 1996 and on the Nasdaq Stock Market prior to that date and the per share cash dividends declared:

                                                            SALES PRICES
                                                          ----------------      CASH
                                                           HIGH      LOW      DIVIDENDS
                                                          ------    ------    ---------
1997
  First Quarter.........................................  $30.75    $19.88      $.08
  Second Quarter........................................   28.25     15.50       .08
  Third Quarter.........................................   32.75     24.94       .08
  Fourth Quarter........................................   36.56     13.00       .08
                                                                                ----
          Total.........................................                        $.32
                                                                                ====
1996
  First Quarter.........................................  $32.75    $22.25      $.07
  Second Quarter........................................   36.75     28.00       .07
  Third Quarter.........................................   39.25     28.50       .07
  Fourth Quarter........................................   34.63     25.00       .08
                                                                                ----
          Total.........................................                        $.29
                                                                                ====

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

  Number of Common Equity Security Holders

              APPROXIMATE NUMBER OF COMMON EQUITY SECURITY HOLDERS

                                                   APPROXIMATE NUMBER OF
                                                       SHAREHOLDERS
                 TITLE OF CLASS                     AS OF MARCH 9, 1998
                 --------------                    ---------------------
Common Stock, $2.00 par value                              3,093

ITEM 6. SELECTED FINANCIAL DATA

     The selected financial data set forth below are derived from the Company's audited Consolidated Financial Statements.

                                                         YEAR ENDED DECEMBER 31,(1)(2)
                                              ----------------------------------------------------
                                                1997       1996       1995       1994       1993
                                              --------   --------   --------   --------   --------
                                                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Income Statement Data:
  Total revenues............................  $440,811   $342,558   $252,650   $179,162   $121,312
  Total expenses............................   314,904    208,701    149,985    104,168     80,886
                                              --------   --------   --------   --------   --------
  Income from continuing operations before
     income taxes...........................   125,907    133,857    102,665     74,994     40,426
  Provision for income taxes................    45,326     47,665     37,740     26,298     13,751
                                              --------   --------   --------   --------   --------
  Income from continuing operations.........    80,581     86,192     64,925     48,696     26,675
  Income (loss) from discontinued
     operations(1)..........................    (5,981)    (4,532)     4,543        838    (15,100)
                                              --------   --------   --------   --------   --------
          Net income........................  $ 74,600   $ 81,660   $ 69,468   $ 49,534   $ 11,575
                                              ========   ========   ========   ========   ========
Per Share Data(4)(5):
  Basic:
     Income from continuing operations......  $   2.58   $   2.77   $   2.19   $   1.78   $   1.25
     Income (loss) from discontinued
       operations...........................      (.19)      (.15)       .16        .03       (.71)
                                              --------   --------   --------   --------   --------
          Net income........................  $   2.39   $   2.62   $   2.35   $   1.81   $    .54
                                              ========   ========   ========   ========   ========
  Diluted:
     Income from continuing operations......  $   2.48   $   2.64   $   2.10   $   1.71   $   1.13
     Income (loss) from discontinued
       operations...........................      (.18)      (.14)       .15        .03       (.64)
                                              --------   --------   --------   --------   --------
          Net income........................  $   2.30   $   2.50       2.25   $   1.74   $    .49
                                              ========   ========   ========   ========   ========
  Weighted average shares outstanding
     Basic..................................    31,224     31,159     29,606     27,298     21,304
     Diluted................................    32,496     32,677     30,881     28,486     23,637
  Cash dividends............................  $    .32   $    .29   $    .20   $  .1818   $  .1546
  Book value per common share...............  $  13.79   $  11.73   $   9.47   $   7.38   $   5.73
Return on common equity (continuing
  operations)...............................     20.3%      26.5%      26.2%      27.4%      21.1%

                                                            YEAR ENDED DECEMBER 31
                                        --------------------------------------------------------------
                                           1997         1996         1995         1994         1993
                                        ----------   ----------   ----------   ----------   ----------
                                                            (DOLLARS IN THOUSANDS)
Balance Sheet Data -- Year End:
  Loans -- net........................  $  206,598   $  118,750   $   68,393   $   43,942   $   55,165
                                        ----------   ----------   ----------   ----------   ----------
  Interest-only and residual
     certificates:
     Certificated interests...........     599,426      426,393      280,985      174,031      105,917
     Temporary investments -- reserve
       accounts.......................     389,253      251,183      155,254       81,980       27,672
     Allowance for losses on loans
       serviced.......................    (106,563)     (73,102)     (44,970)     (26,822)     (12,937)
                                        ----------   ----------   ----------   ----------   ----------
          Total.......................     882,116      604,474      391,269      229,189      120,652
                                        ----------   ----------   ----------   ----------   ----------
  Total assets........................   1,337,208      925,273      708,730      479,719      365,310
  Notes payable.......................     691,826      425,671      265,756      223,668      165,500
  Total liabilities...................     856,579      504,996      356,256      277,634      211,942
  Stockholders' equity................     480,629      420,277      352,474      202,085      153,368
Other Data:
  Total loan production...............   3,097,852    2,361,378    1,542,424      908,821      539,868
  Home equity loan production.........   2,887,651    2,244,458    1,541,537      908,821      539,868
  Average home equity loan size.......          58           56           49           41           39
  Chattel contract production.........     210,201      116,920          887           --           --
  Home equity loans serviced -- year
     end(3)...........................   5,528,923    4,040,138    2,701,481    1,683,698    1,125,139
  Total loans serviced -- year
     end(3)...........................   5,877,339    4,202,121    3,012,164    2,032,405    1,568,781
  Loan origination fees as % of retail
     production.......................        7.3%         7.3%         7.3%         7.5%         7.7%
  Weighted average interest spread
     retained on home equity loans
     sold.............................       4.73%        4.80%        4.98%        4.49%        6.06%

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

(2) The Company implemented SFAS No. 125 during the quarter ended March 31, 1997. As a result of the implementation of SFAS No. 125, net income for 1997 was increased by $4.5 million or $0.14 per share on a fully diluted basis. In addition, the amounts previously reflected on the Company's balance sheets as "Capitalized excess servicing income" and "Temporary investments -- reserve accounts" have been reclassified as "Interest-only and residual certificates" and are net of the allowance for loan losses on serviced loans (recorded in connection with loan sale transactions), such allowance having been previously recorded as a liability. The allowance for loan losses on serviced loans is a component in determining the fair value of the Interest-only and residual certificates.

(3) Excludes real estate owned and/or serviced.

(4) During the fourth quarter of 1997, the Company implemented Financial Accounting Standards Board Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"). This Statement establishes new standards for computing and presenting earnings per share ("EPS") information and requires dual presentation of "basic" and "diluted" EPS on the face of the income statement. SFAS No. 128 replaces the presentation of "primary" and "fully diluted" required by APB Opinion No. 15 and its related interpretations. In accordance with the provisions of SFAS No. 128, the Company was required to change the method previously used to compute EPS and to restate all prior periods. Basic EPS excludes common stock equivalents from the EPS calculation, while calculation of diluted EPS is generally consistent with the Company's prior method of determining fully diluted EPS.

(5) All share and per share data have been adjusted to reflect stock dividends.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following analysis should be read in conjunction with the Company's Consolidated Financial Statements and accompanying Notes presented elsewhere herein and identifies the major factors which influenced the results of operations of the Company during the indicated periods.

FORWARD LOOKING STATEMENTS

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. The statements contained herein that are not historical facts are forward-looking statements based on the Company's current expectations and beliefs concerning future developments and their potential effects on the Company. There can be no assurance that future developments affecting the Company will be those anticipated by the Company. Actual results may differ from those projected in the forward-looking statements. These forward-looking statements involve significant risks and uncertainties (some of which are beyond the control of the Company) and are subject to change based upon various factors, including but not limited to the following risks and uncertainties: changes in the asset securitization industry and in the performance of the financial markets, in the demand for and market acceptance of the Company's products, and in general economic conditions, including interest rates; the presence of competitors with greater financial resources and the impact of competitive products and pricing; the effect of the Company's policies, including the amount and rate of growth of Company expenses; the continued availability to the Company of adequate funding sources; actual prepayment rates and credit losses on loans sold as compared to prepayment rates and credit losses assumed by the Company at the time of sale for purposes of its gain on sale computations; the effect of changes in market interest rates on the spread between the coupon rate on loans sold and the pass-through rate on securities backed by such loans issued by the Company in securitization transactions and on the discount rate assumed by the Company in its gain on sale computations; timing of loan sales; the quality of the Company's owned and serviced loan portfolio including levels of delinquencies, customer bankruptcies and charge-offs; ratings; and various legal, regulatory and litigation risks. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise. For a more detailed discussion of some of the foregoing risks and uncertainties, see "Investment Considerations" below as well as other Company filings with the Securities and Exchange Commission.

1997, 1996 AND 1995 RESULTS OF OPERATIONS

     The Company's operations primarily consist of the production (by origination or purchase), sale and servicing of first mortgage, non-conventional, home equity loans ("loans") and manufactured housing loan contracts ("contracts"). Fundamental to the profitability and funding of the Company's operations is the sale of loans and contracts with servicing rights retained. The majority of the Company's revenue is derived from the gain recognized on the sale of loans and the recognition of net loan fees at the time of sale of the loans. Net loan fees on loans owned by the Company are recognized over the lives of the loans as an adjustment to yield using the interest method.

     The Company sells substantially all of its loan production in public securitization transactions through shelf registration statements of its subsidiaries. During 1997, 1996 and 1995, the Company sold publicly $2.7 billion, $2.2 billion and $1.5 billion, respectively, of pass-through certificates backed by its home equity loans and, during 1997 and 1996, $303 million and $164 million, respectively, of pass-through certificates backed by its manufactured housing contracts.

     The weighted average interest spread on home equity loans sold to third parties (the difference between the stated rate on the loan and the rate paid to purchasers, less recurring fees) was 4.73%, 4.80% and 4.98% in

1997, 1996 and 1995, respectively. The weighted average interest spread on loans sold is determined without regard to credit losses, which are provided for separately by the Company.

     Net income for 1997 was $74.6 million ($2.30 per share based on 32.5 million weighted average shares outstanding) compared to $81.7 million for 1996 ($2.50 per share based on 32.7 million weighted average shares outstanding) and $69.5 million for 1995 ($2.25 per share based on 30.9 million weighted average shares outstanding). The decrease in net income in 1997 resulted primarily from increased expenses related to continued expansion of the Company's retail infrastructure, including a $25 million increase in advertising expenses. Net income for 1997 and 1996 was reduced by losses of $6.0 million and $4.5 million, respectively, recognized in connection with the Company's discontinued operations. Net income for 1995 was increased by $4.5 million as the result of net income earned by these subsidiaries.

     Revenues. The following table sets forth information regarding the components of the Company's revenues for the years ended December 31, 1997, 1996 and 1995:

                                                         YEAR ENDED DECEMBER 31,
                                                     --------------------------------
                                                       1997        1996        1995
                                                     --------    --------    --------
                                                              (IN THOUSANDS)
Loan sale gains....................................  $265,122    $199,030    $142,156
Finance income, fees earned and other loan
  income...........................................   145,639     125,306      97,759
Investment income..................................    24,230      13,156       7,403
Other..............................................     5,820       5,066       5,332
                                                     --------    --------    --------
          Total....................................  $440,811    $342,558    $252,650
                                                     ========    ========    ========

     The Company sells substantially all loans which it originates or purchases and generally retains the servicing rights on loans sold. Under the sales/servicing agreements, the buyer receives the principal collected on the loan and an agreed upon rate on the outstanding principal balance, and the Company retains the excess of the interest at the contractual rate over the sum of the rate paid to the buyer (the "pass-through" rate), a normal servicing fee and, where applicable, the trustee fee and surety bond fee. At the time of sale, the Company allocates a portion of its basis in the loans to mortgage servicing rights which is recorded as an asset (Capitalized mortgage servicing rights), records as an asset the fair value of the excess interest retained by it (Interest-only and residual certificates), makes a provision for an allowance for losses on the loans sold for which it retains the servicing, and recognizes the resulting loan sale gain as revenue. The fair value of the Company's Interest-only and residual certificates, which is net of the allowance for loan losses on serviced loans, is determined at the time of sale by the Company by computing the present value of the cash flows of the excess interest retained by the Company expected to be received by it (using the expected dates that such interest is to be released from the related reserve accounts), discounted at an interest rate that the Company believes an unaffiliated third-party purchaser would require as a rate of return on a financial instrument comprised of such cash flows. These amounts are calculated using prepayment and default assumptions based on the actual experience of the Company's owned and serviced portfolio for home equity loans and comparable industry prepayment statistics for manufactured housing contracts. On a quarterly basis, the Company reviews the fair value of the Interest-only and residual certificates by analyzing its prepayment and other assumptions in relation to its actual experience, and, if necessary, adjusts the carrying value of the Interest-only and residual certificates to such fair value through a charge or credit to earnings. The following information describes the prepayment assumptions used by the Company as of December 31, 1997, in computing loan sale gains for its home equity products:

     - With its fixed rate product, the Company assumes a life-to-date prepayment speed of 24% based on a seasoning curve that begins at 9% in month one, increases to 27% in month twelve, increases to 30% in month 20 and stays constant until month 36, ramps down to 17% in month 53 and remains constant at this rate until maturity. At December 31, 1997, the Company had $3.2 billion in fixed rate home equity loans in its servicing portfolio.

     - The Company assumes a life-to-date prepayment speed of 28%, based on a seasoning curve, for its adjustable rate product ("ARMs"). The curve begins at 14% in month one, reaches 32% by month 12, increases to 34% in month 18 and stays constant until month 28 when it declines to 33% and remains at this rate until month 48, then ramps down to 17% in month 56 and remains at 17% until maturity. At December 31, 1997, the Company had $1.1 billion in ARMs in its servicing portfolio.

     - The Company assumes a life-to-date prepayment speed of 24%, based on a seasoning curve for its hybrid loan products, i.e., products which have rates fixed for two or three years and become adjustable thereafter. The curve begins at 4% in month one, increases to 22% in month 12, continues to increase to 30% in month 30 and stays constant until month 40, ramps down to 20% by month 56 and remains constant at this rate until maturity. At December 31, 1997, the Company had $1.0 billion in hybrid loans in its servicing portfolio, of which $644 million have rates fixed for three years.

     The following table provides life-to-date prepayment rates and pool factors as of December 31, 1997, with respect to the Company's home equity loan securitizations by year of securitization:

                                              FIXED                              ARM                             HYBRID
                                 --------------------------------   ------------------------------   ------------------------------
                                               LIFE-                            LIFE-                            LIFE-
   YEAR OF                        ORIGINAL    TO-DATE     POOL      ORIGINAL   TO-DATE     POOL      ORIGINAL   TO-DATE     POOL
SECURITIZATION                    BALANCE       CPR     FACTOR(1)   BALANCE      CPR     FACTOR(1)   BALANCE      CPR     FACTOR(1)
--------------                   ----------   -------   ---------   --------   -------   ---------   --------   -------   ---------
                                                                       (DOLLARS IN THOUSANDS)
   1993........................  $  415,525     26%      23.26%     $ 34,990     36%      14.71%           --   --             --
   1994........................     935,568     25%      36.00%       74,987     37%      22.62%           --   --             --
   1995........................   1,030,698     25%      48.85%      391,652     30%      45.59%           --   --             --
   1996........................   1,350,058     21%      70.59%      732,762     30%      64.20%     $142,308     20%      73.55%
   1997(2).....................     924,998     16%      91.58%      339,595     19%      90.60%      585,406     11%      95.27%

---------------

(1) Pool Factor -- Percentage of the securitization remaining outstanding at December 31, 1997.

(2) Amounts exclude 1997-D securitization, which was not fully funded as of December 31, 1997.

     The following table provides life-to-date prepayment rates and pool factors as of December 31, 1997, with respect to the Company's manufactured housing loan securitizations by year of securitization:

                                              REAL ESTATE                                CHATTEL
                                 -------------------------------------    -------------------------------------
   YEAR OF                       ORIGINAL    LIFE-TO-DATE      POOL       ORIGINAL    LIFE-TO-DATE      POOL
SECURITIZATION                   BALANCE         CPR         FACTOR(1)    BALANCE         CPR         FACTOR(1)
--------------                   --------    ------------    ---------    --------    ------------    ---------
                                                             (DOLLARS IN THOUSANDS)
   1996........................  $55,031         21%          73.20%      $109,968         6%          91.01%
   1997(2).....................    76,120        14%          90.87%       148,853         6%          95.92%

---------------

(1) Pool Factor -- Percentage of the securitization remaining outstanding at December 31, 1997.

(2) Amounts exclude 1997-4 securitization, which was not fully funded as of December 31, 1997.

     In addition, in its loan sale gain calculations, the Company has used a discount rate of approximately 10% and projected cumulative losses of approximately 250 basis points for its fixed rate products and 200 basis points for its adjustable rate and hybrid loan products. See "Investment
Considerations" below.

     Loan sale gains constitute the largest component of the Company's revenues. Loan sale gains for 1997, 1996 and 1995 were reduced by $53.0 million, $47.6 million and $27.9 million, respectively, to provide for estimated future losses on loans sold. The increase in the amount of loan sale gains in 1997 and 1996 was due primarily to a $465 million and a $774 million increase in the amount of home equity loans sold during 1997 and 1996, respectively, over the prior year's sales. Loan sale gains in 1997 were increased by $6.4 million over 1996 as the result of an increase of approximately $139 million in manufactured housing contracts sold. Loan sale gains are reduced by estimated future credit losses on loans sold, transaction expenses and loan acquisition premiums. Loan sale gains in 1997 include the capitalization of mortgage servicing rights in the amount of $34.2 million compared to $20.9 million and $6.0 million in 1996 and 1995, respectively. During the first quarter of 1997, the Company added a 3/27 hybrid loan product to its home equity product line, which product features a fixed coupon for the first three years of the life of the loan converting to an adjustable coupon rate thereafter. Home equity loan production during 1997 was comprised of 25% of the hybrid product,

27% of adjustable rate loans and 48% of fixed rate loans. During the fourth quarter of 1997, as the result of evaluating actual experience during the second and third quarters of 1997, the Company increased the prepayment ("CPR") assumption used by it in calculating loan sale gains on its hybrid product. This adjustment to the CPR assumption for sales of this new product in 1997 resulted in a $15 million negative adjustment to earnings during the fourth quarter of 1997.

     The Company anticipates that loan sale gains recognized by it as a percentage of loans sold will be reduced in future periods based upon its analysis of several factors, including the use of alternative securitization structures that focus on improving cash flow and a proposed change in accounting rules by the Financial Accounting Standards Board expected to be adopted in 1998, to allow the classification of Interest-only and residual certificates as "available-for-sale" assets, which will reduce the amount of earnings recorded at the time of sale.

     The Company from time to time enters into interest rate hedge mechanisms to manage its exposure to interest rate changes in connection with the securitization and sale of its loans. The Company closes out the hedge position to coincide with the related loan sale and securitization transactions and recognizes the results of the hedge transaction in determining the amount of the related loan sale gain. Loan sale gains decreased in 1997 by approximately $7.4 million as the result of hedge transactions. During 1996, hedge transactions increased loan sale gains by $.8 million. In 1995, loan sale gains were reduced by $5.5 million from hedge transactions. There were no open hedge positions at December 31, 1997 or 1996.

     The following table presents information regarding loan sale transactions for the periods indicated:

                                    HOME EQUITY LOANS               MANUFACTURED HOUSING CONTRACTS
                          --------------------------------------    -------------------------------
                                 YEAR ENDED DECEMBER 31,                YEAR ENDED DECEMBER 31,
                          --------------------------------------    -------------------------------
                             1997          1996          1995         1997         1996       1995
                          ----------    ----------    ----------    ---------    ---------    -----
                                  (DOLLARS IN THOUSANDS)                (DOLLARS IN THOUSANDS)
Loans sold..............  $2,710,320    $2,245,406    $1,471,868    $303,165     $163,999      $--
Average coupon..........      11.00%        11.20%        11.67%      10.53%       11.20%      --
Interest spread
  retained..............       4.73%         4.80%         4.98%       3.37%        3.55%      --
Loan sale gains.........  $  246,729    $  187,029    $  142,156    $ 18,393     $ 12,001      $--

     During 1996 and 1997, the Company securitized certain home equity loans that have a fixed coupon rate for two or three years then convert into an adjustable rate for the remaining lives of the loans ("hybrid loans") of which $1.05 billion is outstanding as of December 31, 1997. The pass-through rate on the certificates backed by these hybrid loans is based on a floating interest rate and is calculated monthly by reference to the London interbank offered rate for one-month U.S. dollar deposits ("1-month LIBOR"). During the first quarter of 1998, the Company entered into an interest rate cap transaction to mitigate its exposure during the initial two or three year period when the coupon rates are fixed and the pass-through rates are floating. In addition, certain classes of the pass-through certificates of the Company's 1996 and 1997 securitizations backed by fixed rate home equity loans provide for floating pass-through rates based on 1-month LIBOR. These securitizations were structured so that the maturity of these floating pass-through rate certificates is anticipated to be approximately one year. As of December 31, 1997, $45 million of such 1996 certificates and $314 million of such 1997 certificates remain outstanding.

     Fluctuations in and the level of market interest rates will impact the interest spread retained by the Company on loans sold (which includes for purposes hereof manufactured housing contracts) and, potentially, the amount of its loan sale gains. As reflected in the table above, the average coupon on loans and contracts originated during the respective periods has declined, which decline the Company believes resulted from a lower interest rate environment and increased competition in the sub-prime lending industry.

     In connection with loan securitization transactions, the Company has used a prefunding feature which "locks in" the pass-through rate that the Company will pay to the investor on a predetermined amount of loans for future delivery. The Company is obligated for the difference between the earnings on the prefunded amount and the pass-through interest paid to the investor during the period from the date of the closing of the securitization transaction until the date of delivery of the loans. In connection with the securitization transactions which closed in the fourth quarter of 1997, approximately $65 million was held in a prefunding account for purchase of the Company's home equity loans and $3 million for the purchase of manufactured housing contracts during the first quarter of 1998. Such loans and contracts were delivered during the first quarter of 1998.

     Finance income, fees earned and other loan income, which constitutes the second largest component of the Company's revenues, was comprised of the following items for the periods indicated:

                                                        YEAR ENDED DECEMBER 31,
                                                   ----------------------------------
                                                     1997         1996         1995
                                                   ---------    ---------    --------
                                                             (IN THOUSANDS)
Servicing fees earned............................  $ 194,600    $ 135,599    $ 89,410
Loan origination fees............................    115,482       84,608      68,442
Loan interest....................................     24,038       21,482       9,238
Other loan income................................     13,259        9,623       8,576
Amortization of Interest-only certificates.......   (182,709)    (128,318)    (70,268)
Amortization of mortgage servicing rights........     (9,272)      (2,879)       (173)
Other............................................     (9,759)       5,191      (7,466)
                                                   ---------    ---------    --------
          Total..................................  $ 145,639    $ 125,306    $ 97,759
                                                   =========    =========    ========

     The increase in servicing fees earned reflects the growth in the portfolio of loans serviced for third parties. The average portfolio of loans serviced for third party investors was $4.9 billion, $3.4 billion and $2.5 billion for 1997, 1996 and 1995, respectively.

     Loan origination fees in excess of direct origination costs on each loan originated by the Company are recognized over the life of the loan or earlier at the time of sale of the loan to a third party. During 1997, 1996 and 1995, the Company sold approximately $2.7 billion, $2.2 billion and $1.5 billion, respectively, in home equity loans and recognized approximately $51.4 million, $44.1 million and $36.0 million, respectively, in net loan origination fees (which relate primarily to fixed rate retail production) in connection with these sales. In addition, during 1997 and 1996, the Company recognized $1.6 million and $(.8) million, respectively, in net origination fees (costs) on manufactured housing contracts in connection with sales of these contracts.

     The Company estimates that nonaccrual loans reduced finance income for 1997, 1996 and 1995 by approximately $39.9 million, $21.7 million and $13.3 million, respectively. The Company is generally obligated to advance interest on delinquent loans serviced for third party investors until satisfaction of the note, liquidation of the collateral or charge off of the delinquent loan. During 1997, the average amount of nonaccrual loans owned and/or serviced by the Company was approximately $302 million compared to $166 million and $105 million in 1996 and 1995, respectively.

     Other loan income primarily includes insurance commissions and ancillary loan income.

     Investment income totaled $24.2 million for 1997 compared to investment income of $13.2 million and $7.4 million during 1996 and 1995, respectively. Investment income is primarily related to interest earned on temporary investments reserve accounts.

     Other income relates to income earned by the Company's telecommunications business and property management with respect to its office park and overhead reimbursement for 1995 and 1996 from discontinued operations prior to their disposition.

     Expenses. The following table presents the components of the Company's expenses for the periods indicated:

                                                         YEAR ENDED DECEMBER 31,
                                                     --------------------------------
                                                       1997        1996        1995
                                                     --------    --------    --------
                                                              (IN THOUSANDS)
Personnel..........................................  $132,164    $ 96,313    $ 70,762
Interest...........................................    60,812      38,626      25,559
Other operating....................................   121,928      73,762      53,664
                                                     --------    --------    --------
          Total....................................  $314,904    $208,701    $149,985
                                                     ========    ========    ========

     The increase in personnel costs are primarily associated with the expansion of the Company's lending operations. During 1997, expansion of the Company's retail branch office network resulted in an increase of 345 employees over 1996 and production support personnel increased by 117 employees. In addition, staffing for the Company's wholesale and manufactured housing operations increased by 171 employees during 1997 compared to 1996. The remaining increase is primarily related to incentive compensation related to an increase in home equity loan production.

     Interest expense for 1997 increased approximately $22.2 million compared to 1996 principally due to an increase in the average amount of debt outstanding. Interest expense for 1996 increased approximately $13.1 million compared to 1995 primarily as a result of an increase in the weighted average interest rate and an increase in the average amount of debt outstanding.

     Other operating expenses increased approximately $48.2 million and $20.1 million during 1997 and 1996, respectively, from the prior year primarily as the result of costs associated with the expansion of the Company's lending operations. During 1997, 1996 and 1995, advertising expense totaled $37.4 million, $12.9 million and $9.0 million and occupancy and equipment expenses were $26.8 million, $15.6 million and $10.9 million, respectively.

ASSET QUALITY AND RESERVES

     The quality of the loans owned and those serviced for third parties significantly affects the profitability of the Company. The values of and markets for these assets are dependent on a number of factors, including without limitation general economic conditions, interest rates and governmental regulations. Adverse changes in such factors, which become more pronounced in periods of economic decline, may affect the quality of these assets and the Company's resulting ability to sell these assets for acceptable prices. General economic deterioration can result in increased delinquencies on existing loans and reductions in collateral values. See "Investment Considerations" below.

     Substantially all of the home equity loans and manufactured housing contracts produced by the Company are sold in securitization transactions in which securities backed by these loans and contracts ("pass-through certificates") are offered and sold, with servicing rights retained. The purchasers of the pass-through certificates receive a security which is credit enhanced, in part, in home equity loan securitizations and one manufactured housing contract securitization, through a guaranty provided by a third party insurer or, in connection with the other manufactured housing contract securitizations, through a senior/subordinated structure. Credit enhancement for the home equity pass-through certificates is also provided by subordinating a cash deposit and the excess interest spread retained by the Company, up to a specified amount (the "Subordinated Amount"), to the payment of scheduled principal and interest on the certificates. The subordination of the cash deposit and the excess interest spread retained by the Company relates to credit losses which may occur after the sale of the loans and generally continues until the earlier of the payment in full of the loans or termination of the agreement pursuant to which the loans were sold. If cumulative payment defaults exceed the Subordinated Amount, a third party insurer is obligated to pay any further losses experienced by the owners of the pass-through certificates. Except for one securitization in which credit enhancement is provided by a third party insurer and subordination of the retained excess interest spread, such losses are borne first by the subordinated pass-through certificates in the Company's manufactured housing contract securitizations. The Company has retained some of the subordinated certificates in such securitizations.

     The Company is also obligated to cure, repurchase or replace loans and contracts which may be determined after the sale to violate representations and warranties relating to them and which are made by the Company at the time of the sale. The Company regularly evaluates the quality of the loan portfolio and estimates its risk of loss based upon historical loss experience, prevailing economic conditions, estimated collateral value and such other factors which, in management's judgment, are relevant in estimating the credit risk in owned and/or serviced loans. For loans and contracts sold, the Company records a provision for the estimated amount of credit losses at the time of sale, and records such amount on its balance sheet in the allowance for loan losses as a reduction of Interest-only and residual certificates. Estimated losses on the owned portfolio are also provided for by an increase in the allowance for loan losses through a charge to current operating income. At December 31, 1997, the allowance for loan losses on loans serviced was $106.6 million and $3.7 million on loans owned by the Company. The maximum recourse associated with sales of home equity loans and manufactured housing contracts according to terms of the sale agreements totaled approximately $1.3 billion at December 31, 1997, substantially all of which relates to the subordinated cash and excess interest spread. Should credit losses on loans and contracts sold materially exceed the Company's estimates for such losses, such consequence will have a material adverse impact on the Company's operations.

     At December 31, 1997, the contractual balance of home equity loans serviced was approximately $5.5 billion, substantially all of which are owned by and serviced for third party investors. The portfolio is geographically diversified. Although the Company services loans in 50 states and the District of Columbia, at December 31, 1997 a substantial portion of the home equity loans serviced were originated in California (9.9%), Louisiana (7.8%), Florida (7.3%), Ohio (6.4%) and North Carolina (5.6%), respectively, and no other state accounted for more than 5.0% of the serviced portfolio. In addition, at December 31, 1997, the Company serviced approximately $309 million of manufactured housing chattel contracts, 27.2% of which were originated in Texas, 15.9% in South Carolina and 12.8% of which were originated in North Carolina. The risk inherent in geographic concentrations is dependent not only upon regional and general economic stability which affects property values, but also the financial well-being and creditworthiness of the borrower.

     The following two tables set forth information relating to certain contractual delinquency, default and loss experience for home equity loans serviced as of the dates indicated in the first table and for the periods indicated in the second table, including loans owned by the Company and loans serviced for others:

                                DECEMBER 31, 1997           DECEMBER 31, 1996           DECEMBER 31, 1995
                            -------------------------   -------------------------   -------------------------
                                             % OF                        % OF                        % OF
                            CONTRACTUAL   CONTRACTUAL   CONTRACTUAL   CONTRACTUAL   CONTRACTUAL   CONTRACTUAL
                              BALANCE       BALANCE       BALANCE       BALANCE       BALANCE       BALANCE
                            -----------   -----------   -----------   -----------   -----------   -----------
                                                         (DOLLARS IN THOUSANDS)
Home equity loans
  serviced................  $5,528,923                  $4,040,138                  $2,701,481
                            ==========                  ==========                  ==========
Delinquency
  30-59 days..............  $  176,882          3.20%   $  136,976        3.39%     $   73,723       2.73%
  60-89 days..............      57,975          1.05        53,124        1.31          16,471       0.61
  90+ days................      46,873          0.85        28,663        0.71           7,562       0.28
                            ----------    ----------    ----------       -----      ----------       ----
                               281,730          5.10       218,763        5.41          97,756       3.62
                            ----------    ----------    ----------       -----      ----------       ----
Defaults
  Foreclosures in
     process..............     189,801          3.43       135,779        3.36          75,104       2.78
  Bankruptcy..............     115,856          2.10        73,887        1.83          47,285       1.75
                            ----------    ----------    ----------       -----      ----------       ----
                               305,657          5.53       209,666        5.19         122,389       4.53
                            ----------    ----------    ----------       -----      ----------       ----

Total delinquency and
  defaults................  $  587,387         10.63%   $  428,429       10.60%     $  220,145       8.15%
                            ==========    ==========    ==========       =====      ==========       ====

                                                        YEAR ENDED DECEMBER 31,
                                                 --------------------------------------
                                                    1997          1996          1995
                                                 ----------    ----------    ----------
                                                             (IN THOUSANDS)
Average dollar amount of home equity loans
  outstanding during period..................    $4,784,531    $3,370,810    $2,192,590
Net losses:
  Gross Losses(1)............................    $   32,984    $   19,484    $   13,818
  Recoveries(2)..............................        (1,937)       (2,371)       (1,597)
                                                 ----------    ----------    ----------
  Net Losses(3)..............................    $   31,047    $   17,113    $   12,221
                                                 ==========    ==========    ==========
Net losses as a percentage of average amount
  outstanding................................         0.65%         0.51%         0.56%

---------------

(1) "Gross Losses" are amounts which have been determined to be uncollectible relating to home equity loans for each respective period.

(2) "Recoveries" are recoveries from liquidation proceeds and deficiency judgments.

(3) "Net Losses" means "Gross Losses" minus "Recoveries".

     The contractual balances exclude home equity real estate owned and/or serviced which totaled $98.9 million, $52.6 million and $30.1 million at December 31, 1997, 1996 and 1995, respectively. The charge off rate on the average home equity loan portfolio for 1997, 1996 and 1995 was .65%, .51% and
 .56%, respectively. The Company believes that the increase in the total percentage of delinquencies and defaults at December 31, 1997 compared to December 31, 1996 is not attributable to any single factor but rather reflects a combination of factors, such as the seasonal nature of delinquencies inherent in the portfolio, aging of the portfolio and an industry-wide trend in increased bankruptcy filings.

     The following table provides certain contractual delinquency and default data with respect to the Company's home equity loans serviced, by year of loan origination, as of the dates indicated:

                                                                DECEMBER 31, 1997
                       ----------------------------------------------------------------------------------------------------
                                                                                      DEFAULTS
                                                DELINQUENCY              -----------------------------------       TOTAL
                       CONTRACTUAL    -------------------------------    FORECLOSURES                           DELINQUENCY
 YEAR OF ORIGINATION     BALANCE      30-59    60-89    90+     TOTAL     IN PROCESS     BANKRUPTCY    TOTAL    & DEFAULTS
 -------------------   -----------    -----    -----    ----    -----    ------------    ----------    -----    -----------
                                                              (DOLLARS IN THOUSANDS)
1991 & Prior.........  $   75,114     4.79%    1.06%    1.56%   7.41%        4.92%          5.72%      10.64%      18.05%
1992.................      43,134     5.21%    1.72%    2.28%   9.21%        4.82%          5.23%      10.05%      19.26%
1993.................     135,399     4.59%    1.12%    1.01%   6.72%        4.79%          5.30%      10.09%      16.81%
1994.................     302,819     4.95%    1.54%    1.47%   7.96%        6.17%          6.79%      12.96%      20.92%
1995.................     710,685     5.04%    1.59%    1.46%   8.09%        7.80%          5.66%      13.46%      21.55%
1996.................   1,544,278     4.54%    1.50%    1.22%   7.26%        5.39%          2.28%      7.67%       14.93%
1997.................   2,717,494     1.62%    0.58%    0.35%   2.55%        0.74%          0.23%      0.97%        3.52%
                       ----------
        Total........  $5,528,923     3.20%    1.05%    0.85%   5.10%        3.43%          2.10%      5.53%       10.63%
                       ==========

                                                                DECEMBER 31, 1996
                       ----------------------------------------------------------------------------------------------------
                                                                                      DEFAULTS
                                                DELINQUENCY              -----------------------------------       TOTAL
                       CONTRACTUAL    -------------------------------    FORECLOSURES                           DELINQUENCY
 YEAR OF ORIGINATION     BALANCE      30-59    60-89    90+     TOTAL     IN PROCESS     BANKRUPTCY    TOTAL    & DEFAULTS
 -------------------   -----------    -----    -----    ----    -----    ------------    ----------    -----    -----------
                                                              (DOLLARS IN THOUSANDS)
1990 & prior.........  $   75,252     5.12%    1.20%    1.22%   7.54%        5.97%          4.85%      10.82%      18.36%
1991.................      38,114     5.26%    0.97%    0.83%   7.06%        5.45%          6.59%      12.04%      19.10%
1992.................      63,842     4.74%    1.74%    1.97%   8.45%        5.87%          5.40%      11.27%      19.72%
1993.................     199,037     4.39%    1.28%    1.07%   6.74%        4.94%          5.05%      9.99%       16.73%
1994.................     451,224     5.15%    1.58%    0.92%   7.65%        4.70%          6.37%      11.07%      18.72%
1995.................   1,069,818     4.75%    2.12%    1.17%   8.04%        2.64%          6.26%      8.90%       16.94%
1996.................   2,142,851     2.11%    0.86%    0.35%   3.32%        0.20%          0.95%      1.15%        4.47%
                       ----------
        Total........  $4,040,138     3.39%    1.31%    0.71%   5.41%        3.36%          1.83%      5.19%       10.60%
                       ==========

                                                                    DECEMBER 31, 1995
                               --------------------------------------------------------------------------------------------
                                                                                        DEFAULTS
                                                     DELINQUENCY            ---------------------------------      TOTAL
                               CONTRACTUAL   ----------------------------   FORECLOSURES                        DELINQUENCY
    YEAR OF ORIGINATION          BALANCE     30-59   60-89   90+    TOTAL    IN PROCESS    BANKRUPTCY   TOTAL   & DEFAULTS
    -------------------        -----------   -----   -----   ----   -----   ------------   ----------   -----   -----------
                                                                  (DOLLARS IN THOUSANDS)
1989 & prior...............    $   68,275    3.39%   0.95%   0.34%  4.68%       5.51%         4.83%     10.34%     15.02%
1990.......................        44,862    3.76%   0.47%   0.19%  4.42%       5.46%         5.56%     11.02%     15.44%
1991.......................        57,815    4.22%   0.74%   0.36%  5.32%       5.35%         5.84%     11.19%     16.51%
1992.......................        98,473    3.81%   0.90%   0.89%  5.60%       5.96%         6.22%     12.18%     17.78%
1993.......................       298,882    3.72%   0.58%   0.39%  4.69%       3.63%         4.55%     8.18%      12.87%
1994.......................       668,797    4.03%   0.90%   0.40%  5.33%       2.29%         4.45%     6.74%      12.07%
1995.......................     1,464,377    1.74%   0.45%   0.16%  2.35%       0.41%         1.12%     1.53%       3.88%
                               ----------
  Total....................    $2,701,481    2.73%   0.61%   0.28%  3.62%       2.78%         1.75%     4.53%       8.15%
                               ==========

     The following table provides certain pool factors and cumulative losses with respect to the Company's home equity loans by year of production:

                                                                               CUMULATIVE
                                                  HOME-EQUITY                 NET LOSSES AS
                                                     LOAN          POOL           % OF
              YEAR OF PRODUCTION                  PRODUCTION     FACTOR(1)     PRODUCTION
              ------------------                  -----------    ---------    -------------
                                                           (DOLLARS IN THOUSANDS)
Fixed
  1993........................................    $  500,900       25.42%         1.98%
  1994........................................    $  837,901       34.69%         2.01%
  1995........................................    $1,130,715       47.27%         1.03%
  1996........................................    $1,383,714       71.28%         0.11%
  1997........................................    $1,373,984       93.42%         0.00%
ARM
  1993........................................    $   38,968       20.65%         1.64%
  1994........................................    $   70,920       17.16%         0.55%
  1995........................................    $  410,922       42.89%         0.58%
  1996........................................    $  860,744       64.82%         0.05%
  1997........................................    $1,513,667       94.73%         0.00%

---------------

(1) Pool Factor -- Percentage of the year's production remaining outstanding at December 31, 1997.

     The following two tables provide certain contractual delinquency, default and loss experience information for manufactured housing contracts serviced as of the dates indicated in the first table and for the periods indicated in the second table, including manufactured housing contracts owned by the Company and contracts serviced for others.

                                                                  DECEMBER 31,
                                                           --------------------------
                                                            1997       1996     1995
                                                           -------    ------    -----
                                                             (DOLLARS IN THOUSANDS)
Number of manufactured housing contracts.................   13,816     5,412      122
Delinquency period(1)(2)(3)
  30-59 days.............................................     3.13%     1.88%    2.46%
  60-89 days.............................................     1.11       .57       --
  90 days and over.......................................     1.49       .16      .82
                                                           -------    ------    -----
                                                              5.73%     2.61%    3.28%
                                                           =======    ======    =====
Dollar amount (in thousands) of manufactured housing
  contracts in repossession at the end of period(3)......  $ 4,797    $  725    $  --

---------------

(1) As a percentage of the number of manufactured housing contracts as of the date indicated and excluding contracts already in repossession.

(2) The delinquency period is based on the number of days payments are contractually past due (assuming 30-day months). Therefore, a manufactured housing contract with a payment due on the first day of a month is not 30 days delinquent until the first day of the next month. The information includes as current those manufactured housing contracts whose borrowers have entered bankruptcy proceedings, had their scheduled payment changed under a bankruptcy payment plan, provided that the borrowers are current under their bankruptcy payment plan.

(3) Manufactured housing contracts in the process of foreclosure but not yet repossessed have been included in the appropriate delinquency period.

                                                          YEAR ENDED DECEMBER 31,
                                                       ------------------------------
                                                         1997        1996       1995
                                                       --------    --------    ------
                                                           (DOLLARS IN THOUSANDS)
Dollar amount of manufactured housing contracts
  outstanding at end of period.......................  $456,937    $170,869    $1,184
Net Losses
  Gross Losses(1)....................................  $    866    $     32    $   --
  Recoveries(2)......................................        (7)        (10)       --
                                                       --------    --------    ------
  Net Losses(3)......................................  $    859    $     22    $   --
                                                       ========    ========    ======
Net Losses as a percentage of average amount
  outstanding........................................     0.27%       0.03%     0.00%

---------------

(1) "Gross Losses" are amounts which have been determined to be uncollectible relating to manufactured housing contracts for each respective period.

(2) "Recoveries" are recoveries from liquidation proceeds and deficiency judgments.

(3) "Net Losses" means "Gross Losses" minus "Recoveries."

     The above delinquency, default and loan loss experience represents the Company's experience for the periods reported. However, the delinquency, default and loss percentages may be affected by the increase in the size and aging of the portfolio. In addition, the Company can neither quantify the impact of property value declines, if any, on the home equity loans and manufactured housing contracts nor predict whether or to what extent or how long such declines may exist. In a period of such declines, the rates of delinquencies, defaults and losses on the home equity loans and manufactured housing contracts could be higher than those theretofore experienced in the sub-prime residential mortgage lending and manufactured housing industries in general. Adverse economic conditions (which may or may not affect real property values) may affect the timely payment by borrowers of scheduled payments of principal and interest on the home equity loans and manufactured housing contracts and, accordingly, the actual rates of delinquencies, defaults and losses. As a result, the information in the above tables should not be considered as the only basis for assessing the likelihood, amount or severity of delinquencies, defaults or losses in the future and no assurance can be given that the delinquency, default and loss experience presented in the tables will be indicative of such experience.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal cash requirements arise from loan originations, deposits to reserve accounts, repayments of debt borrowed under the Company's senior and subordinated notes and credit facilities, payments of operating and interest expenses, and income taxes. The Company uses the proceeds of its $800 million revolving credit facility (the "Credit Facility") as the primary source of funding of loan production pending sales in securitizations. The Company's borrowings are in turn repaid with cash proceeds received from selling such loans through securitizations. The Credit Facility is provided by a group of 22 banks, matures in April 2000, and provides for revolving loans and letters of credit. Proceeds of the Credit Facility may be used for general corporate purposes, including the interim funding of loan originations, and to refinance existing debt. During 1997, the Credit Facility was primarily used to fund the origination of home equity loans and manufactured housing contracts. These borrowings were repaid upon the delivery of the loans and contracts into the securitization transactions. As a result of the recent downgrade by S&P of its rating of the Company's long-term unsecured debt, the rate of interest payable by the Company under the terms of the Credit Facility will increase. See "Ratings" below. At December 31, 1997, letters of credit in the aggregate maximum amount of $100 million were outstanding under the Credit Facility for the Company's account and were deposited in lieu of cash into the related reserve accounts established in connection with the Company's third and fourth quarter home equity loan securitization transactions. In addition to the Credit Facility, the Company maintains two sources of financing for its home equity loan originations: a warehouse facility provided by the investment banker which acted as lead underwriter for the Company's fourth quarter home equity loan securitization (the "Investment Bank Warehouse"), and a warehouse facility provided by United Companies Life Insurance Company ("UCLIC"). The Investment Bank Warehouse was directly related to the fourth quarter home equity loan securitization, initially provided for funding up to $300 million of eligible home equity loans for such securitization and terminated upon the closing of the last delivery of loans under the related prefunding accounts of this securitization. As of December 31, 1997, $150 million was available and no amounts were outstanding under the Investment Bank Warehouse. The warehouse facility provided by UCLIC, which was established upon the sale of UCLIC, initially provided for the purchase of up to $300 million in first mortgage residential loans and has a maturity of July, 1999. During the second quarter of 1997, the Company reduced the commitment under this facility to $150 million. The Company has the right for a limited time to repurchase certain loans which are eligible for securitization and as of December 31, 1997, $4.7 million in loans eligible for securitization were funded under this facility. The Company has issued $100 million, $125 million and $100 million of senior unsecured notes which mature in 1998, 1999 and 2004, respectively, and in June 1997 sold $150 million of unsecured subordinated notes maturing in 2005.

     Substantially all of the home equity loans and manufactured housing contracts originated or acquired by the Company are sold. Net cash from operating activities of the Company in 1997 and 1996 reflects approximately $3.2 billion and $2.5 billion, respectively, in cash used for loan originations and acquisitions of home equity loans and manufactured housing contracts. The primary source of funding for loan originations is derived from the reinvestment of proceeds from the ultimate sale of these products in the secondary market which totaled approximately $3.1 billion and $2.5 billion in 1997 and 1996, respectively. In connection with the home equity loan and one manufactured housing contract transactions in the secondary market, third-party surety bonds and subordination of cash deposits and excess interest retained by the Company have been provided as credit enhancements. The loan sale transactions have required the subordination of certain cash flows retained by the Company from the loans sold to the payment of principal and interest due to certificate holders. In connection with these transactions, the Company has been required, in some instances, to fund an initial deposit, and thereafter, in each transaction, a portion of the amounts receivable by the Company from the excess interest spread has been required to be placed and maintained in a reserve account to the extent of the subordination requirements. The subordination requirements generally provide that the excess interest spread is payable to a reserve account until a specified level of cash, which is less than the maximum subordination amount, is accumulated therein. The excess spread retained by the Company is subject to being utilized first to replenish cash paid from the reserve account to fund shortfalls in collections from borrowers who default on the payment of principal or interest on the loans and contracts underlying the pass-through certificates issued until the total of the Company's deposits into the reserve account equal the maximum subordination amount. After the Company's deposits into the reserve account equal the maximum subordination amount for a transaction, the subordination of the related excess interest spread (including the guarantee fee payable therefrom) for these purposes is terminated. The excess interest spread required to be deposited and maintained in the respective reserve accounts will not be available to support the cash flow requirements of the Company until such amount exceeds the maximum subordinated amount (other than amounts, if any, in excess of the specified levels required to be maintained in the reserve accounts, which may be distributed periodically to the Company). In certain home equity loan securitizations completed in 1997, the excess interest spread on the fixed rate loans included therein is utilized initially to cover current losses, and then to pay down the principal of the related pass-through certificates until a specified level of overcollateralization is reached, and thus is unavailable to the Company until such time. With respect to four home equity loan securitization transactions which closed in the second half of 1994 and the first half of 1995 for which the aggregate unpaid principal balance as of December 31, 1997 of the loans sold thereby was approximately $504 million, the delinquency and loss experiences of such loans, pursuant to levels thereof set forth in the related pooling and servicing agreements, have resulted in an increase in the required amount of excess interest spread to be maintained in the related reserve accounts. As a result, the Company's cash flow has been negatively affected by the increased minimum reserve account requirements. At December 31, 1997, the amounts on deposit in reserve accounts totaled $389.3 million, exclusive of the letters of credit issued under the Credit Facility in the amount of $100 million discussed above. See "Investment Considerations" below.

RATINGS

     The Company, since 1994, has sold publicly three senior unsecured note offerings which total in the aggregate $325 million. At December 31, 1997, all of these senior notes, which have varying maturities, were rated "BBB" by Duff and Phelps Credit Rating Co.("D&P"), and Fitch IBCA, Inc. ("Fitch"), "BBB-" by Standard & Poor's, a division of the McGraw-Hill Companies, Inc. ("S&P") and "Ba1" by Moody's Investor Services, Inc. ("Moody's"). However, on March 10, 1998, S&P lowered its ratings of these notes to "BB+" after having announced on December 19, 1997 that it placed the Company's long-term unsecured debt ratings on credit-watch with negative implications.

     In June 1997, the Company sold $150 million of subordinated notes which were rated "BBB-" by D&P and Fitch, "BB+" by S&P and "Ba3" by Moody's. On March 10, 1998, S&P lowered its rating of the Company's subordinated notes to "BB-" and on the Company's preferred stock from "BB" to "B+". Also, on December 17, 1997, Moody's confirmed its subordinated debt ratings of the Company but changed its rating outlook to negative from stable. The Moody's release stated in part, that "the outlook change reflects the increasing level of delinquencies in UC's securitized home equity loans, the Company's increasing effective leverage, and the highly competitive conditions in UC's consumer business." In addition, the certificates issued in connection with the Company's home equity loan and manufactured housing contract securitization transactions have received investment grade ratings from one or more of these rating agencies.

ACCOUNTING STANDARDS

     In June 1997, FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes disclosure standards for reporting comprehensive income in a full set of general purpose financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. The adoption of this standard is not expected to have a material impact on the Company's financial statement presentation and related disclosures.

     In June 1997, FASB also issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131") which is effective for periods beginning after December 15, 1997. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The adoption of this standard is not expected to have a material impact on the Company's financial statement presentation and related disclosures.

YEAR 2000 ISSUE

     The "Year 2000" issue relates to the fact that many existing computer programs and applications use only two digits to identify a year in the date field. A failure to modify such programs and applications to be Year 2000 compliant may have a material adverse impact on the Company's operations at the turn of the century. To address the Year 2000 issue, the Company has constituted a Year 2000 task force (the "Task Force") with members of its Management Information Services and Internal Audit departments as well as other employees of the Company. The Audit Committee of the Company's Board of Directors will monitor the activities of the Task Force.

     The Task Force has completed a written plan for identifying issues relating to Year 2000 compliance by the Company as well as compliance by the Company's vendors and other constituents. The Task Force has reported that it expects to finalize its identification of such issues by the end of the third quarter of 1998 and either correct or be in the process of replacing all non-Year 2000 compliant systems by year-end 1998. At the present time, the Company cannot estimate the costs of the contemplated Year 2000 compliance.

DISCONTINUED OPERATIONS

  United Companies Life Insurance Company

     On July 24, 1996, the Company concluded the sale of the outstanding capital stock of its wholly-owned life insurance subsidiary, United Companies Life Insurance Company ("UCLIC") for a sales price of $167.6 million. The Company recorded, in 1996, a net loss of $6.8 million on the transaction. As a result of the sale, the assets (including $67 million of assets transferred to the Company by UCLIC immediately prior to closing) and the operations of UCLIC have been classified as discontinued operations. In the fourth quarter of 1997, the Company wrote off an additional $2.2 million related to an intercompany receivable.

  United General Title Insurance Company.

     February 29, 1996, the Company completed the sale of all the capital stock of its wholly-owned subsidiary, United General Title Insurance Company ("UGTIC"). The definitive stock sale agreement contains a provision making the Company liable to UGTIC for claims from defalcation and fraud losses incurred by UGTIC which were unknown and occurred prior to closing and were discovered within 24 months thereafter. At the end of the 24 month period, various claims for such defalcation and fraud losses were pending and under review by the Company. Management of the Company does not believe at the present time that the resolution of pending claims for such losses will have a material impact upon the financial condition, results of operations and cash flows of the Company. The Company is also liable, up to $2.5 million, for policy claims paid over a ten year period after the closing that exceed certain specified levels. The Company recorded a loss from discontinued operations (net of income tax benefit) of $3.5 million in 1995, $1.1 million in 1996 and $1.6 million in 1997 in connection with the sale of UGTIC.

  Foster Mortgage Corporation

     The remaining affairs of the Company's subsidiary, Foster Mortgage Corporation ("FMC"), a discontinued operation, which had been conducted under the supervision of a bankruptcy court have been concluded. The claims of the institutional lenders under FMC's primary credit facility (the "FMC Institutional Lenders") relating to the Company's alleged failure to remit all sums due FMC regarding federal income taxes under a tax agreement among the Company and its subsidiaries, including FMC, was settled. The Company recorded a $5.6 million charge in the fourth quarter of 1997 resulting from the settlement. The claims of the FMC Institutional Lenders against the Company seeking avoidance of certain payments alleged to be preferences or fraudulent conveyances were dismissed after a trial before the bankruptcy court.

INVESTMENT CONSIDERATIONS

     The Company has a continuing need for capital to finance its lending operations. Currently, the principal cash requirements of the Company's lending operations arise from loan originations, deposits to reserve accounts, repayments of debt borrowed under its credit facilities and its outstanding unsecured notes, payments of operating and interest expenses, and income taxes related to securitization transactions. Loan production is funded principally through proceeds of the Company's revolving credit facility with a bank group and warehouse facilities pending sales in securitizations. The Company's borrowings are in turn repaid with the proceeds received by the Company from selling such loans through securitizations. There can be no assurance that such facilities will continue to be available on terms reasonably satisfactory to the Company or at all. Any failure to renew or obtain adequate funding under these financing facilities or other financing arrangements, or any substantial reduction in the size of or increase in the cost of such facilities, could have a material adverse effect on the Company's results of operations, financial condition and cash flows.

     On March 10, 1998, Standard & Poor's ("S&P") announced that it lowered its senior unsecured debt rating of the Company from "BBB-" to "BB+", its subordinated debt rating from "BB+" to "BB-" and its rating on the Company's preferred stock from "BB" to "B+". Standard & Poor's announcement stated the Company's ratings were removed from its creditwatch and stated further that its outlook for the Company is now stable. The announcement stated, in part, that "the ratings reflect Standard & Poor's concern about heightened competition in the subprime home equity market, as well as the declining trend in the company's asset quality and profitability measures." On December 17, 1997, Moody's Investors Service confirmed its subordinated debt ratings of the Company but changed its rating outlook to negative from stable. Moody's release stated, in part, "the outlook change reflects the increasing level of delinquencies in UC's securitized home equity loans, the Company's increasing effective leverage, and the highly competitive conditions in UC's consumer business." The Company continues to have access to diverse sources of capital, however, the lower debt rating by S&P will increase the borrowing costs of the Company, and thereby negatively impact the Company's profitability.

     The Company relies significantly upon securitizations to generate cash proceeds for repayment of borrowings under its credit facilities and warehouse facilities and to create availability to originate and purchase additional loans. The ability of the Company to sell loans and/or asset-backed securities in the secondary market, or an alternative source of funding loan production, is essential for continuation of the Company's loan origination operations. Several factors affect the Company's ability to complete securitizations, including conditions in the securities markets generally, conditions in the asset-backed securities market, specifically, the credit quality of the Company's portfolio of loans and the Company's ability to obtain credit enhancement. A prolonged, substantial reduction in the size of the secondary market for home equity loans and manufactured housing contracts may adversely affect the Company's ability to sell its loan originations and/or asset-backed securities in the secondary market with a consequent adverse impact on the Company's profitability and future originations. Moreover, market and other considerations could affect the timing of the Company's securitization transactions and delays in such sales could reduce the amount of gains recognized from the sale of loans in a given quarter.

     In its securitization transactions, the Company retains as an investment the Interest-only and residual certificates created as a result of such securitizations. In addition, under Statement of Financial Accounting Standards No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("SFAS No. 125"), the Company also recognizes as an asset the capitalized value of mortgage servicing rights. These assets constitute a substantial portion of the Company's total assets and the loan sale gains resulting from securitizations represent a substantial portion of its income.

     Realization of the value of these Interest-only and residual certificates and capitalized mortgage servicing rights in cash is subject to the prepayment and loss characteristics of the underlying loans and to the timing and ultimate realization of the stream of cash flows associated with such loans. Although management of the Company believes that it has made reasonable estimates in its computations of loan sale gains, it should be recognized that the rate of prepayment and the amount of defaults utilized by the Company are estimates and actual experience may vary from these estimates. If actual experience differs from the assumptions used by the Company at the time of sale of the loans in its determination of the value of these assets, (i) future cash flows and earnings could be negatively impacted, (ii) the Company could be required to write down the value of its Interest-only and residual certificates and capitalized mortgage servicing rights and (iii) different assumptions could result which may lower the income recorded as loan sale gains by the Company on future loan securitizations. The Company believes that there is no active market for the sale of its Interest-only and residual certificates or its capitalized mortgage servicing rights. No assurance can be given that these assets could be sold at their stated value on the balance sheet, if at all.

     The Interest-only and residual certificates are required to be classified as trading securities and fluctuations in the interest rate environment can also affect the carrying value of these assets, with the changes in unrealized gain or loss recorded in the results of operations in the period of change in value. The Financial Accounting Standards Board ("FASB") is currently considering a change which would permit the Company to classify this type of asset as "available-for-sale" securities which would result in such adjustments being made to stockholders' equity on the Company's balance sheet. Such change would result in a reduction in the amount of earnings recognized at the time of sale of loans.

     As a purchaser and originator of sub-prime loan products, the Company faces increasing competition. Certain large national finance companies, commercial banks, thrifts, credit card originators and conforming mortgage originators, with greater capitalization and financial resources, have adapted their origination programs and allocated resources to the origination of sub-prime loans. A large bank holding company recently announced its proposed acquisition of a major sub-prime lender with nationwide operations. In addition, Fannie Mae and Freddie Mac have taken recent actions which indicate an interest in becoming involved in the secondary market for home equity loans. Such actions include the issuance of securities backed by loans of a lower credit quality than historically has been the case and the implementation of automated underwriting systems that could be used to originate home equity loans. The entrance of these competitors into the Company's market could have a material adverse effect on the Company's financial condition, results of operations and cash flows.

     The quality of the loans owned and those serviced for third parties by the Company significantly affects the profitability of the Company. The values of and markets for these assets are dependent on a number of factors, including without limitation general economic conditions, interest rates and governmental regulations. Adverse changes in such factors, which become more pronounced in periods of economic decline, may affect the quality of these assets and the Company's resulting ability to sell these assets for acceptable prices. General economic deterioration can result in increased delinquencies on existing loans and reductions in collateral values.

     The Company's operations and origination activities are subject to extensive laws, regulations, supervision and licensing by federal and state authorities. Regulated matters include, without limitation, maximum interest rates and fees which may be charged by the Company, disclosure in connection with loan originations, credit reporting requirements, servicing requirements, federal and state taxation, and multiple qualification and licensing requirements for doing business in various jurisdictions. In addition, the nature of the Company's business is such that it is routinely involved in litigation and is a party to or subject to other items of pending or threatened litigation.

     There are currently proposed various laws, rules and regulations, which if adopted, could impact the Company. There can be no assurance that these proposed laws, rules and regulations, or other such laws, rules or regulations, will not be adopted in the future which could make compliance much more difficult or expensive, restrict the Company's ability to originate, broker or sell loans, further limit or restrict the amount of commissions, interest and other charges earned on loans originated or sold by the Company, or otherwise adversely affect the business or prospects of the Company.

     The Company's operations are interest rate sensitive and, therefore, fluctuations in and the level of interest rates can have a variety of effects on the Company's profitability. Significant changes in interest rates may impact the volume of loans produced, and will influence the funding costs of such production and the amount of gain recognized on loans sold in the secondary market. Although historically a lower interest rate environment has not resulted in a significant increase in the level of prepayment of loans originated and serviced by the Company, a significant and sustained reduction in interest rates could cause prepayments to increase, and thereby result in a contraction of the amount of loans owned and serviced and a reduction in the fair value of the Interest-only and residual certificates retained by the Company in connection with loan sales. Increased prepayments reduce the time period during which the Company receives excess servicing income and other servicing income with respect to prepaid loans. As stated above, adjustments to the fair value of the Interest-only and residual certificates are reflected as a current charge to earnings. Likewise, if delinquencies or liquidations were to occur sooner in the portfolio of loans sold by the Company and/or with greater frequency than was initially assumed, such would have an adverse effect on servicing income in the period of such adjustment. In contrast, an increase in the level of interest rates for an extended period of time could adversely affect the ability of the Company to originate loans, as well as the profitability of the loan origination program, by increasing the cost of funding and reducing the interest spread on loans retained and loans sold. If actual prepayments with respect to loans sold occur more slowly than estimated by the Company at the time of sale, total income would exceed previously estimated amounts and positive adjustments would generally be made on the Company's consolidated balance sheet and statement of income. (For further discussion of loan sale gains and Interest-only and residual certificates, see Note 2 to Notes to the Consolidated Financial Statements.)

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEPENDENT AUDITORS' REPORT

To the Stockholders of
United Companies Financial Corporation:

     We have audited the accompanying consolidated balance sheets of United Companies Financial Corporation and its subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of United Companies Financial Corporation and its subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

     As discussed in Note 1.7 of the Notes to the Consolidated Financial Statements, in 1997, the Company changed its method of accounting for loan sale gains and related retained interests to conform with Statement of Financial Accounting Standards No. 125.

DELOITTE & TOUCHE LLP

Baton Rouge, Louisiana
March 4, 1998

            UNITED COMPANIES FINANCIAL CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                 1997         1996
                                                              ----------    --------
                                                                  (IN THOUSANDS)
Cash and cash equivalents...................................  $      582    $ 14,064
Interest-only and residual certificates -- net..............     882,116     604,474
Loans -- net................................................     206,598     118,750
Investment securities
  Trading...................................................          --      17,418
  Available-for-sale........................................      16,853      17,510
Accrued interest receivable.................................      85,373      61,483
Property -- net.............................................      64,754      46,323
Capitalized mortgage servicing rights.......................      48,760      23,806
Other assets................................................      32,172      21,445
                                                              ----------    --------
          Total assets......................................  $1,337,208    $925,273
                                                              ==========    ========
                        LIABILITIES AND STOCKHOLDERS' EQUITY
Notes payable...............................................  $  691,826    $425,671
Deferred income taxes payable...............................      97,093      52,971
Managed cash overdraft......................................      11,363          --
Other liabilities...........................................      56,297      26,354
                                                              ----------    --------
          Total liabilities.................................     856,579     504,996
                                                              ----------    --------
Stockholders' equity:
  Preferred stock, $2 par value; Authorized -- 20,000,000
     shares; Issued -- 1,898,070 and 1,955,000 shares of
     6 3/4% PRIDES(SM) ($44 per share liquidation
     preference)............................................       3,796       3,910
  Common stock, $2 par value; Authorized -- 100,000,000
     shares; Issued -- 29,971,356 and 29,627,734 shares.....      59,943      59,255
  Additional paid-in capital................................     187,418     184,397
  Net unrealized gain on securities, net of income taxes....          98          48
  Retained earnings.........................................     250,429     190,579
  Treasury stock and ESOP debt..............................     (21,055)    (17,912)
                                                              ----------    --------
       Total stockholders' equity...........................     480,629     420,277
                                                              ----------    --------
          Total liabilities and stockholders' equity........  $1,337,208    $925,273
                                                              ==========    ========

                See notes to consolidated financial statements.

            UNITED COMPANIES FINANCIAL CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                    YEAR ENDED DECEMBER 31,
                                                             --------------------------------------
                                                                1997          1996          1995
                                                             ----------    ----------    ----------
                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues:
  Loan sale gains..........................................   $265,122      $199,030      $142,156
  Finance income, fees earned and other loan income........    145,639       125,306        97,759
  Investment income........................................     24,230        13,156         7,403
  Other....................................................      5,820         5,066         5,332
                                                              --------      --------      --------
          Total............................................    440,811       342,558       252,650
                                                              --------      --------      --------
Expenses:
  Personnel................................................    132,164        96,313        70,762
  Interest.................................................     60,812        38,626        25,559
  Other operating..........................................    121,928        73,762        53,664
                                                              --------      --------      --------
          Total............................................    314,904       208,701       149,985
                                                              --------      --------      --------
Income from continuing operations before income taxes......    125,907       133,857       102,665
Provision for income taxes.................................     45,326        47,665        37,740
                                                              --------      --------      --------
Income from continuing operations..........................     80,581        86,192        64,925
Income (loss) from discontinued operations:
  Income (loss) from discontinued operations, net of income
     tax expense (benefit) of $(3,364), $1,651 and $2,980,
     respectively..........................................     (5,981)        3,199         6,020
  Loss on disposal, net of income tax benefit of $868 and
     $794, respectively....................................         --        (7,731)       (1,477)
                                                              --------      --------      --------
          Total............................................     (5,981)       (4,532)        4,543
                                                              --------      --------      --------
Net income.................................................   $ 74,600      $ 81,660      $ 69,468
                                                              ========      ========      ========
Basic earnings per share:
  Income from continuing operations........................   $   2.58      $   2.77      $   2.19
  Income (loss) from discontinued operations...............       (.19)         (.15)          .16
                                                              --------      --------      --------
  Net income...............................................   $   2.39      $   2.62      $   2.35
                                                              ========      ========      ========
Diluted earnings per share:
  Income from continuing operations........................   $   2.48      $   2.64      $   2.10
  Income (loss) from discontinued operations...............       (.18)         (.14)          .15
                                                              --------      --------      --------
  Net income...............................................   $   2.30      $   2.50      $   2.25
                                                              ========      ========      ========

                See notes to consolidated financial statements.

            UNITED COMPANIES FINANCIAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                YEAR ENDED DECEMBER 31,
                                                         --------------------------------------
                                                            1997          1996          1995
                                                         -----------   -----------   ----------
                                                                     (IN THOUSANDS)
Cash flows from continuing operating activities:
  Income from continuing operations....................  $    80,581   $    86,192   $   64,925
  Adjustments to reconcile income from continuing
     operations to net cash provided by continuing
     operating activities:
     Increase in accrued interest receivable...........      (23,890)      (24,586)     (14,603)
     Decrease (increase) in other assets...............      (12,284)        1,578        6,805
     Increase (decrease) in other liabilities..........       32,985         6,301       (5,843)
     Increase in Interest-only and residual
       certificates -- net.............................     (277,642)     (213,205)    (162,080)
     Increase in capitalized mortgage servicing
       rights..........................................      (34,226)      (20,872)      (5,986)
     Amortization of capitalized mortgage servicing
       rights..........................................        9,272         2,879          173
     Investment losses.................................           --            --           56
     Loan loss provision on owned loans................        3,462          (267)       4,334
     Amortization and depreciation.....................        7,382         4,571        2,815
     Deferred income taxes.............................       45,465        11,273       31,952
     Proceeds from sales and principal collections of
       loans held for sale.............................    3,113,870     2,496,263    2,678,590
     Originations and purchases of loans held for
       sale............................................   (3,205,180)   (2,534,441)  (2,707,549)
     Decrease (increase) from trading securities.......       17,418       (17,418)          --
                                                         -----------   -----------   ----------
          Net cash used by continuing operating
            activities.................................     (242,787)     (201,732)    (106,411)
                                                         -----------   -----------   ----------
Cash flows from discontinued operating activities......       (5,537)           --        1,569
                                                         -----------   -----------   ----------
Cash flows from investing activities:
  Proceeds from sales of available-for-sale
     securities........................................        1,977           413           95
  Purchase of available for sale securities............       (1,242)           --          (76)
  Proceeds from disposition of insurance
     subsidiaries......................................           --       106,870           --
  Capital expenditures.................................      (23,450)      (11,417)      (9,627)
                                                         -----------   -----------   ----------
          Net cash provided (used) by investing
            activities.................................      (22,715)       95,866       (9,608)
                                                         -----------   -----------   ----------
Cash flows from financing activities:
  Proceeds from construction and mortgage loans........        3,846         3,293        3,719
  Payments on construction and mortgage loans..........      (12,612)           --           --
  Proceeds from senior debt............................           --        99,300       99,500
  Proceeds from issuance of subordinated notes.........      146,855            --           --
  Increase (decrease) in revolving credit facilities...      192,550            --      (72,163)
  Increase (decrease) in debt with maturities of three
     months or less....................................      (47,100)       47,100      (14,750)
  Increase (decrease) in warehouse loan facility.......      (19,007)        4,351       19,321
  Proceeds from ESOP debt..............................          850         6,350        6,283
  Payments on ESOP debt................................       (1,517)       (1,179)        (321)
  Cash dividends paid..................................      (14,750)      (13,897)      (8,677)
  Increase (decrease) in managed cash overdraft........       11,363       (27,052)       1,100
  Purchases of treasury stock..........................         (629)           --           --
  Proceeds from issuance of stock......................           --            --       83,254
  Increase in unearned ESOP compensation...............       (2,514)       (5,171)      (2,313)
  Proceeds from exercise of stock options and
     warrants..........................................          222         1,551        3,086
                                                         -----------   -----------   ----------
          Net cash provided by financing activities....      257,557       114,646      118,039
                                                         -----------   -----------   ----------
Increase (decrease) in cash and cash equivalents.......      (13,482)        8,780        3,589
Cash and cash equivalents at beginning of period.......       14,064         5,284        1,695
                                                         -----------   -----------   ----------
Cash and cash equivalents at end of period.............  $       582   $    14,064   $    5,284
                                                         ===========   ===========   ==========

                See notes to consolidated financial statements.

            UNITED COMPANIES FINANCIAL CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                             NET                   TREASURY
                                                           ADDITIONAL    UNREALIZED                STOCK AND       TOTAL
                                     PREFERRED   COMMON     PAID-IN      GAIN (LOSS)    RETAINED     ESOP      STOCKHOLDERS'
                                       STOCK      STOCK     CAPITAL     ON SECURITIES   EARNINGS     DEBT         EQUITY
                                     ---------   -------   ----------   -------------   --------   ---------   -------------
                                                                         (IN THOUSANDS)
Balance, December 31, 1994.........              $57,082    $ 94,129        $(23)       $ 62,025   $(11,128)     $202,085
Net income.........................                                                       69,468                   69,468
Dividends paid.....................                                                       (8,677)                  (8,677)
Increase in ESOP debt..............                                                                  (1,613)       (1,613)
Common stock warrants exercised....                  704         696                                                1,400
Common stock options exercised.....                  818       5,386                                                6,204
Preferred stock issued.............   $3,910                  79,344                                               83,254
Release of ESOP shares.............                              293                                                  293
Mark-to-market adjustment on
  investments......................                                           60                                       60
                                      ------     -------    --------        ----        --------   --------      --------
Balance, December 31, 1995.........    3,910      58,604     179,848          37         122,816    (12,741)      352,474
Net income.........................                                                       81,660                   81,660
Dividends paid.....................                                                      (13,897)                 (13,897)
Increase in ESOP debt..............                                                                  (5,171)       (5,171)
Common stock options exercised.....                  651       4,002                                                4,653
Release of ESOP shares.............                              547                                                  547
Mark-to-market adjustment on
  investments......................                                           11                                       11
                                      ------     -------    --------        ----        --------   --------      --------
Balance, December 31, 1996.........    3,910      59,255     184,397          48         190,579    (17,912)      420,277
Net income.........................                                                       74,600                   74,600
Dividends paid.....................                                                      (14,750)                 (14,750)
Increase in ESOP debt..............                                                                  (2,514)       (2,514)
Common stock options exercised.....                  500       2,928                                                3,428
Treasury shares acquired...........                                                                    (629)         (629)
Release of ESOP shares.............                              167                                                  167
Preferred stock converted..........     (114)        188         (74)                                                  --
Mark-to-market adjustment on
  investments......................                                           50                                       50
                                      ------     -------    --------        ----        --------   --------      --------
Balance, December 31, 1997.........   $3,796     $59,943    $187,418        $ 98        $250,429   $(21,055)     $480,629
                                      ======     =======    ========        ====        ========   ========      ========

                See notes to consolidated financial statements.

            UNITED COMPANIES FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

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

     1.2(a) Loan Sales. The Company sells substantially all loans which it originates or purchases and generally retains the servicing rights on loans sold. Under the sales/servicing agreements, the buyer receives the principal collected on the loan and an agreed upon rate of return on the outstanding principal balance, the Company retains the excess of the interest at the contractual rate over the sum of the rate paid to the buyer (the "pass-through" rate), a normal servicing fee, and, where applicable, the trustee fee and surety bond fee. At the time of sale, the Company allocates a portion of its basis in the loans to mortgage servicing rights which is recorded as an asset (Capitalized mortgage servicing rights), records as an asset the fair value of the excess interest retained by it (Interest-only and residual certificates), makes a provision for an allowance for losses on the loans sold for which it retains the servicing, and recognizes the resulting loan sale gain as revenue. The fair value of the Company's Interest-only and residual certificates, which is net of the allowance for loan losses on serviced loans, is determined at the time of sale by the Company by computing the present value of the cash flows of the excess interest retained by the Company expected to be received by it (using the expected dates that such interest is to be released from the related reserve accounts), discounted at an interest rate that the Company believes an unaffiliated third-party purchaser would require as a rate of return on a financial instrument comprised of such cash flows. These amounts are calculated using prepayment and default assumptions based on the actual experience of the Company's owned and serviced portfolio for home equity loans and comparable industry prepayment statistics for manufactured housing contracts. On a quarterly basis, the Company reviews the fair value of the Interest-only and residual certificates by analyzing its prepayment and other assumptions in relation to its actual experience, and, if necessary, adjusts the carrying value of the Interest-only and residual certificates to such fair value through a charge or credit to earnings.

     1.2(b) Nonrefundable Loan Fees. Loan origination fees and incremental direct costs associated with loan originations are deferred and recognized over the lives of the loans as an adjustment to yield, using the interest method. Unamortized costs and fees are recognized upon sale of the loan or related asset-backed securities to third parties.

     1.2(c) Loan Servicing. The Company generally retains the right to service loans it originates or purchases and subsequently sells or securitizes in the secondary market. Fees for servicing loans are generally based on a stipulated percentage of the outstanding principal balance of such loans. Prior to the adoption of Statement of Financial Accounting Standards No. 122 ("SFAS No. 122"), "Accounting for Mortgage Servicing Rights", the Company recognized late charges and other ancillary income when collected and charged costs to service mortgage loans when incurred. The Company implemented the provisions of SFAS No. 122 in the third quarter of 1995 and, in connection therewith, changed its method of accounting for mortgage servicing rights to recognize as separate assets rights to service loans for others that have been acquired through either the purchase or origination of such loans. Statement of Financial Accounting Standards No. 125 ("SFAS No. 125") superseded SFAS No. 122. The implementation of SFAS No. 125 did not have a material impact on the Company's calculation of mortgage servicing rights.

     1.2(d) Allowance for Loan Losses. The Company's loan sale agreements for home equity loans generally provide for the subordination to a limited extent of cash and excess interest spread retained relating

            UNITED COMPANIES FINANCIAL CORPORATION AND SUBSIDIARIES to the loans sold. Such subordination relates to credit losses which may occur after the sale of the loans and continues until the earlier of the payment in full of the loans or the termination of the agreement pursuant to which the loans were sold. In connection with the securitization of home equity loans and sale of pass-through certificates backed by such loans, the excess interest retained by the Company is generally subordinated to a limited extent to the sold certificates and used to fund a reserve account, thereby providing additional credit enhancement to the holders of the certificates. In connection with the securitization of manufactured housing contracts and sale of pass-through certificates backed by such contracts, a senior/subordinated structure has generally been utilized in which credit enhancement is provided to the senior certificates by the subordinated certificates. Regardless of the structure of the loan sale transaction, the Company estimates the amount of future losses under the loan sale agreements and provides a reserve for such loss in determining the amount of gain recorded on the sale.

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

     1.3 Investment securities. In accordance with the provisions of Statement of Financial Accounting Standards No. 115, the Company classifies securities in one of three categories: "held-to-maturity", "available-for-sale" or "trading". Securities classified as held-to-maturity are carried at amortized cost, whereas securities classified as trading or available-for-sale are recorded at fair value. The adjustment, net of applicable income taxes, for securities classified as available-for-sale is recorded in "Net unrealized gain (loss) on securities" and is included in Stockholders' equity on the consolidated balance sheets and the adjustment for securities classified as trading is recorded in "Investment income" in the statements of income. At December 31, 1997, the Company's investment securities primarily consisted of an investment in a limited partnership.

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

     1.6 Cash Equivalents. For purposes of the Statements of Cash Flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At

            UNITED COMPANIES FINANCIAL CORPORATION AND SUBSIDIARIES

December 31, 1997, cash equivalents totaled $.6 million with interest rates ranging from 3.0% to 5.25% per annum.

     1.7 Accounting Standards. On October 23, 1995, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). SFAS No. 123 encourages, but does not require, the recognition of compensation expense for grants of stock, stock options and other equity instruments to employees based on a fair value method of accounting. Companies are permitted to continue to apply the existing accounting rules contained in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"); however, companies that choose to retain this method of accounting are required to provide expanded disclosures of pro forma net income and earnings per share in the notes to financial statements as if the new fair value method of accounting had been adopted. The provisions of SFAS No. 123 are effective for fiscal years beginning after December 15, 1995. The Company has elected to continue to apply the accounting rules contained in APB 25 and to comply with the additional disclosure requirements as set forth in SFAS No. 123. See also Note 10.

     In June 1996, the FASB issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("SFAS No. 125"). SFAS No. 125 focuses on control of the financial asset and provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No. 125 provides certain conditions that must be met to determine that control of the financial asset has been surrendered. SFAS No. 125 requires that servicing assets and other retained interests in the transferred assets be measured by allocating the previous carrying amount between the assets sold and the retained interests, if any, based on their relative fair values at the date of transfer. The Company implemented SFAS No. 125 during the quarter ended March 31, 1997. As a result of the implementation of SFAS No. 125, net income for 1997 was increased by $4.5 million or $.14 per share on a diluted basis. In addition, the amounts previously reflected on the Company's balance sheets as "Capitalized excess servicing income" and "Temporary investments -- reserve accounts" have been reclassified as "Interest-only and residual certificates" and are net of the allowance for loan losses on serviced loans (recorded in connection with loan sale transactions), such allowance having been previously recorded as a liability. The allowance for loan losses on serviced loans is a component in determining the fair value of the Interest-only and residual certificates.

     In February 1997, the FASB issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"). This Statement establishes new standards for computing and presenting earnings per share ("EPS") information and requires dual presentation of "basic" and "diluted" EPS on the face of the income statement. SFAS No. 128 replaces the presentation of "primary" and "fully diluted" required by APB Opinion No. 15 and its related interpretations. The Company implemented SFAS No. 128 during the fourth quarter of 1997 which changed the method previously used to compute EPS and restated all prior periods. Basic EPS excludes common stock equivalents from the EPS calculation, while calculation of diluted EPS is generally consistent with the Company's prior method of determining fully diluted EPS. See also Note 9.

     In February 1997, the FASB issued Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" ("SFAS No. 129"). SFAS No. 129 establishes disclosure requirements regarding pertinent rights and privileges of outstanding securities. Examples of disclosure items regarding securities include, though are not limited to, items such as dividend and liquidation preferences, participation rights, call prices and dates, conversion or exercise prices or rates. The number of shares issued upon conversion, exercise or satisfaction of required conditions during at least the most recent annual fiscal period and any subsequent interim period must also be disclosed. Disclosure of liquidation preferences of preferred stock in the equity section of the Balance Sheet is also required. The provisions of SFAS No. 129 have been implemented as of December 31, 1997.

            UNITED COMPANIES FINANCIAL CORPORATION AND SUBSIDIARIES

     1.8 Financial Instruments. The Company from time to time enters into interest rate hedge mechanisms to manage its exposure to interest rate changes in connection with the securitization and sale of its loans. The Company closes out the hedge position to coincide with the related loan sale and securitization transactions and recognizes the results of the hedge transaction in determining the amount of the related loan sale gain. The Company did not have any open hedge positions at December 31, 1997 or 1996.

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

2. INTEREST-ONLY AND RESIDUAL CERTIFICATES -- NET

     The Company sells substantially all of the loans it originates as asset backed securities and generally retains the servicing rights on loans sold. In its securitization transactions, the Company receives, in addition to cash proceeds, an investment in the Interest-only and residual certificates created as a result of such securitizations. In addition, the Company also recognizes as an asset the capitalized value of mortgage servicing rights (including normal servicing and other ancillary fees). These assets constitute a substantial portion of the Company's total assets and loan sale gains resulting from securitizations represent the largest component of the Company's revenues.

     Realization of the value of these Interest-only and residual certificates and Capitalized mortgage servicing rights in cash is subject to the prepayment and loss characteristics of the underlying loans and to the timing and ultimate stream of cash flows associated with such loans. In calculating the fair value of the Interest-only and residual certificates, the Company uses prepayment and default assumptions based on the actual experience of the Company's owned and serviced portfolio for home equity loans and comparable industry prepayment statistics for manufactured housing contracts. On a quarterly basis, the Company reviews the fair value of the Interest-only and residual certificates by analyzing its prepayment and other assumptions in relation to its actual experience, and, if necessary, adjusts the carrying-value of the Interest-only and residual certificates to such value through a charge or credit to earnings.

     The following assumptions are used by the Company as of December 31, 1997, in the valuation of its Interest-only and residual certificates and in the calculation of loan sale gains for its home equity loan products.

     - With its fixed rate product, the Company assumes a life-to-date prepayment speed of 24% based on a seasoning curve that begins at 9% in month one, increases to 27% in month twelve, increases to 30% in month 20 and stays constant until month 36, ramps down to 17% in month 53 and remains constant at this rate until maturity. At December 31, 1997, the Company had $3.2 billion in fixed rate home equity loans in its servicing portfolio.

     - The Company assumes a life-to-date prepayment speed of 28%, based on a seasoning curve, for its adjustable rate product ("ARMs"). The curve begins at 14% in month one, reaches 32% by month 12, increases to 34% in month 18 and stays constant until month 28 when it declines to 33% and remains at this rate until month 48, then ramps down to 17% in month 56 and remains at 17% until maturity. At December 31, 1997, the Company had $1.1 billion in ARMs in its servicing portfolio.

     - The Company assumes a life-to-date prepayment speed of 24%, based on a seasoning curve for its hybrid loan products, i.e., products which have rates fixed for two or three years and become adjustable

            UNITED COMPANIES FINANCIAL CORPORATION AND SUBSIDIARIES thereafter. The curve begins at 4% in month one, increases to 22% in month 12, continues to increase to 30% in month 30 and stays constant until month 40, ramps down to 20% by month 56 and remains constant at this rate until maturity. At December 31, 1997, the Company had $1.0 billion in hybrid loans in its servicing portfolio of which $644 million have rates fixed for three years.

     In addition, in its loan sale gain calculation, the Company has used a discount rate of approximately 10% and projected cumulative losses of approximately 250 basis points for its fixed rate products and 200 basis points for its adjustable rate and hybrid loan products.

     A summary analysis of the changes in the Company's Interest-only and residual certificates is as follows:

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                                 1997          1996
                                                              ----------    ----------
                                                                   (IN THOUSANDS)
Balance, beginning of year..................................  $ 604,474     $ 391,269
Interest-only and residual certificates on loans sold.......    355,743       273,726
Net increase in allowance for losses on loans sold..........    (33,462)      (28,132)
Net increase in reserve accounts............................    138,070        95,929
Amortization of Interest-only and residual certificates.....   (182,709)     (128,318)
                                                              ---------     ---------
Balance, December 31........................................  $ 882,116     $ 604,474
                                                              =========     =========

     The following schedule sets forth the components of the Interest-only and residual certificates owned by the Company, which are recorded at fair value:

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                1997         1996
                                                              ---------    --------
                                                                 (IN THOUSANDS)
Certificated interests......................................  $ 599,426    $426,393
Temporary investments -- reserve accounts...................    389,253     251,183
Allowance for losses on loans serviced......................   (106,563)    (73,102)
                                                              ---------    --------
          Total.............................................  $ 882,116    $604,474
                                                              =========    ========

            UNITED COMPANIES FINANCIAL CORPORATION AND SUBSIDIARIES

3.  LOANS -- NET

     3.1 Loans Owned. The following schedule sets forth the components of Loans owned by the Company at December 31, 1997 and 1996:

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1997        1996
                                                              --------    --------
                                                                 (IN THOUSANDS)
Loans held for sale.........................................  $150,848    $ 69,558
Other loans.................................................    54,067      39,831
                                                              --------    --------
          Total.............................................   204,915     109,389
Real estate owned:
  Home equity...............................................     6,365       6,647
  Commercial and other......................................     3,173       9,446
  Manufactured housing chattel contracts....................        89         372
Nonrefundable loan fees.....................................    (2,852)     (2,945)
Other.......................................................    (1,401)        (18)
                                                              --------    --------
          Total.............................................   210,289     122,891
                                                              --------    --------
Less:
  Allowance for loan losses.................................    (3,691)     (4,141)
                                                              --------    --------
                                                              $206,598    $118,750
                                                              ========    ========

     Included in Other loans at December 31, 1997 and 1996 were nonaccrual loans totaling $10.1 million and $6.6 million, respectively.

     3.2 Loans Serviced. The following table sets forth the loans serviced by the Company for third parties at December 31, 1997 and 1996, by type of loan. Substantially all of these loans were originated by the Company:

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 1997          1996
                                                              ----------    ----------
                                                                   (IN THOUSANDS)
Home equity.................................................  $5,353,429    $3,940,289
Manufactured housing chattel contracts......................     295,012       107,741
Other.......................................................      33,319        44,649
                                                              ----------    ----------
          Total.............................................  $5,681,760    $4,092,679
                                                              ==========    ==========

     3.3 Loan Loss Allowances. The Company provides an estimate for future credit losses in an Allowance for loan losses for loans owned by the Company and for loans serviced for others. These allowance accounts are deducted in the Company's balance sheet from the asset to which they apply.

                                                       YEAR ENDED DECEMBER 31, 1997
                                                   -------------------------------------
                                                    OWNED        SERVICED        TOTAL
                                                   -------    --------------    --------
                                                              (IN THOUSANDS)
Allowance for loan losses, beginning of period...  $ 4,141       $ 73,102       $ 77,243
Provision for loan losses........................    3,955         62,804         66,759
Net loans charged off............................   (4,405)       (29,343)       (33,748)
                                                   -------       --------       --------
Allowance for loan losses, end of period.........  $ 3,691       $106,563       $110,254
                                                   =======       ========       ========

            UNITED COMPANIES FINANCIAL CORPORATION AND SUBSIDIARIES

                                                       YEAR ENDED DECEMBER 31, 1996
                                                   -------------------------------------
                                                    OWNED        SERVICED        TOTAL
                                                   -------    --------------    --------
                                                              (IN THOUSANDS)
Allowance for loan losses, beginning of period...  $ 6,484       $ 44,970       $ 51,454
Provision for loan losses........................    3,633         42,448         46,081
Net loans charged off............................   (5,976)       (14,316)       (20,292)
                                                   -------       --------       --------
Allowance for loan losses, end of period.........  $ 4,141       $ 73,102       $ 77,243
                                                   =======       ========       ========

     As of December 31, 1997, approximately $5.4 billion of home equity loans sold were serviced under agreements substantially all of which provide for the subordination of cash and excess interest spread owned by the Company for credit losses. The maximum recourse associated with sales of home equity loans according to terms of the loan sales agreements was approximately $1.2 billion at December 31, 1997, substantially all of which relates to the subordinated cash and excess interest spread. The Company's estimate of its losses on home equity loans, based on historical loan loss experience, was approximately $84.7 million at December 31, 1997 and is recorded in the Company's allowance for loan losses on serviced loans. In addition, at December 31, 1997, the maximum recourse associated with the sale of approximately $470 million of manufactured housing contracts in securitization transactions according to the related contract sale agreements was approximately $31.6 million. The Company's estimate of its losses on these contracts, based on industry loss statistics, was approximately $21.9 million and is also recorded in the Company's allowance for loan losses on serviced loans. The allowance for loss on serviced loans is reflected as a reduction in the Company's Interest-only and residual certificates (see Note 2). Should credit losses on loans sold with limited recourse, or subordination of cash and excess interest spread owned by the Company materially exceed the Company's estimate for such losses, such consequence will have a material adverse impact on the Company's operations.

     3.4 Concentration of Credit Risk. The Company's serviced portfolio is geographically diversified. Although the Company services mortgage loans in 50 states, at December 31, 1997, a substantial portion of home equity loans serviced were originated or acquired in California (9.9%), Louisiana (7.8%), Florida (7.3%), Ohio (6.4%) and North Carolina (5.6%), respectively, and no other state accounted for more than 5.0% of the serviced portfolio. The portfolio of manufactured housing contracts serviced were originated primarily in Texas (27.2%), South Carolina (15.9%), and North Carolina (12.8%). The risk inherent in such concentrations is dependent not only upon regional and general economic stability which affects property values, but also the financial well-being and creditworthiness of the borrower.

     3.5 Commitments. The Company uses a prefunding feature in connection with loan securitization transactions. At December 31, 1997 approximately $68 million was held in a prefunding account for the purchase of the Company's loans and contracts during the first quarter of 1998.

4. PROPERTY -- NET

     Property is summarized as follows:

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1997        1996
                                                              --------    --------
                                                                 (IN THOUSANDS)
Land and buildings..........................................  $ 41,946    $ 36,145
Furniture, fixtures and equipment...........................    37,766      21,008
                                                              --------    --------
          Total.............................................    79,712      57,153
Less accumulated depreciation...............................   (14,958)    (10,830)
                                                              --------    --------
          Total.............................................  $ 64,754    $ 46,323
                                                              ========    ========

            UNITED COMPANIES FINANCIAL CORPORATION AND SUBSIDIARIES

     Rental expense on operating leases, including real estate, computer equipment and automobiles, totaled $12.4 million, $9.6 million and $7.7 million during 1997, 1996 and 1995, respectively. Minimum annual commitments at December 31, 1997 under noncancellable operating leases are as follows (in thousands):

1998.......................................................  $12,074
1999.......................................................    9,664
2000.......................................................    5,595
2001.......................................................    3,160
2002.......................................................    1,686
Thereafter.................................................       23
                                                             -------
          Total............................................  $32,202
                                                             =======

5. CAPITALIZED MORTGAGE SERVICING RIGHTS

     The following table summarizes the activity in capitalized mortgage servicing rights for 1997 and 1996:

                                                                  YEAR ENDED
                                                                 DECEMBER 31,
                                                              ------------------
                                                               1997       1996
                                                              -------    -------
                                                                (IN THOUSANDS)
Balance, beginning of year..................................  $23,806    $ 5,813
Capitalized amount..........................................   34,226     20,872
Amortization................................................   (9,272)    (2,879)
                                                              -------    -------
Balance, end of year........................................  $48,760    $23,806
                                                              =======    =======

6. NOTES PAYABLE

     Notes payable consisted of the following at the dates indicated:

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1997        1996
                                                              --------    --------
                                                                 (IN THOUSANDS)
Senior debt:
  7% Senior unsecured notes due July, 1998..................  $100,000    $100,000
  9.35% Senior unsecured notes due November, 1999...........   125,000     125,000
  7.7% Senior unsecured notes due January, 2004.............   100,000     100,000
  Short-term borrowings.....................................        --      47,100
  Revolving credit facility.................................   192,550          --
  Warehouse facilities......................................     4,665      23,672
  ESOP debt.................................................    10,466      11,133
  Mortgage loan.............................................        --       5,473
  Construction loan.........................................        --       3,293
                                                              --------    --------
          Total senior debt.................................   532,681     415,671
                                                              --------    --------
Subordinated debt:
  8.375% Subordinated unsecured notes due July, 2005........   149,145          --
  Subordinated debentures...................................    10,000      10,000
                                                              --------    --------
          Total.............................................  $691,826    $425,671
                                                              ========    ========

     In April 1997, the Company entered into an $800 million senior unsecured revolving credit facility (the "Credit Facility") syndicated with a total of 22 participating lenders. The Company used a portion of the

            UNITED COMPANIES FINANCIAL CORPORATION AND SUBSIDIARIES proceeds from this three-year credit facility to refinance existing debt and is using the remaining proceeds for general corporate purposes, including interim funding of loan originations. During 1997, letters of credit in the maximum amount of $100 million were issued under the Credit Facility for the Company's account and were deposited in lieu of cash into the related reserve accounts established in connection with the 1997 third and fourth quarter home equity loan securitization transactions. The amount of these letters of credit are not included in Notes payable. However, to the extent there may be a draw in the future on the letters of credit, the amount of such draw will increase Notes payable under "Revolving credit facilities".

     In addition to the Credit Facility, at December 31, 1997, the Company maintained two additional sources of financing for its home equity loan originations: a warehouse facility provided by the investment banker which acted as lead underwriter for the Company's fourth quarter home equity loan securitization (the "Investment Bank Warehouse"), and a warehouse facility provided by United Companies Life Insurance Company ("UCLIC"). The Investment Bank Warehouse was directly related to the fourth quarter home equity loan securitization, initially provided for funding up to $300 million of eligible home equity loans for such securitization and terminated upon the closing of the last delivery of loans under the prefunding accounts relative to this securitization. As of December 31, 1997, $150 million was available and no amounts were outstanding under the Investment Bank Warehouse. The warehouse facility provided by UCLIC, which was established upon the sale of UCLIC, initially provided for the purchase of up to $300 million in first mortgage residential loans and has a maturity of July 1999. During 1997, the Company reduced the commitment under this facility to $150 million. The Company has the right for a limited time to repurchase certain loans which are eligible for securitization and as of December 31, 1997, $4.7 million in loans eligible for securitization were funded under this facility.

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

     In December 1996 and in July 1995, the Company publicly sold $100 million and $100 million, respectively, of its senior unsecured notes which mature in July 1998 and January 2004, respectively. The Company previously publicly sold $125 million of its senior unsecured notes in November 1994 which mature in November 1999. All of these notes provide for interest payable semi-annually and are not redeemable prior to maturity. The notes rank on a parity with other unsecured and unsubordinated indebtedness of the Company. The net proceeds from the sale of the notes were used for working capital purposes and, in 1995, to repay the principal amount of indebtedness outstanding under the Company's existing revolving credit facility with a group of banks.

     The Company also has arrangements with banks providing for short-term unsecured borrowings of up to $9.5 million, none of which was outstanding at December 31, 1997. Borrowings under these lines of credit bear interest at market or prime rates. Notes payable at December 31, 1996 included a $5.5 million mortgage loan on an office building adjacent to the Company's home office building and $3.3 million borrowed under a $10 million committed line of credit for the construction of an office building adjacent to the Company's home office building. Both of these loans were paid during 1997.

     In May 1993, United Companies Lending Corporation ("UC Lending"), a wholly-owned subsidiary of the Company, entered into a subordinated debenture agreement with UCLIC. In connection with this agreement, UC Lending borrowed $10 million from UCLIC, $3 million of which matures in 1998 and bears an interest rate of 6.05% per annum, $3 million of which matures in 2000 and bears an interest rate of 6.64% per annum and $4 million of which matures in 2003 and bears an interest rate of 7.18% per annum.

            UNITED COMPANIES FINANCIAL CORPORATION AND SUBSIDIARIES

     The Company made payments for interest of $46.8 million, $36.9 million and $23.0 million during the years ended December 31, 1997, 1996 and 1995, respectively.

7. INCOME TAXES

     The provision for income taxes attributable to continuing operations is as follows:

                                                           YEAR ENDED DECEMBER 31,
                                                        -----------------------------
                                                         1997       1996       1995
                                                        -------    -------    -------
                                                               (IN THOUSANDS)
Current...............................................  $ 6,361    $36,391    $ 5,788
Deferred..............................................   38,965     11,274     31,952
                                                        -------    -------    -------
          Total.......................................  $45,326    $47,665    $37,740
                                                        =======    =======    =======

     Reported income tax expense attributable to continuing operations differs from the amount computed by applying the statutory federal income tax rate to consolidated income from continuing operations before income taxes for the following reasons:

                                                           YEAR ENDED DECEMBER 31,
                                                        -----------------------------
                                                         1997       1996       1995
                                                        -------    -------    -------
                                                               (IN THOUSANDS)
Federal income tax at statutory rate..................  $44,068    $46,850    $35,933
Differences resulting from:
  State income taxes..................................    1,224        770        511
  Other...............................................       34         45      1,296
                                                        -------    -------    -------
Reported income tax provisions........................  $45,326    $47,665    $37,740
                                                        =======    =======    =======

     The significant components of the Company's net deferred income tax liability at December 31, 1997 and 1996 are as follows:

                                                                 DECEMBER 31,
                                                              ------------------
                                                               1997       1996
                                                              -------    -------
                                                                (IN THOUSANDS)
Deferred income tax assets:
  Allowance for loan losses.................................  $   246    $    --
  Nonrefundable loan fees...................................      998      1,030
  Investments...............................................      504         --
  Other.....................................................      806      1,075
                                                              -------    -------
                                                                2,554      2,105
                                                              -------    -------
Deferred income tax liabilities:
  Loan income...............................................   76,413     41,320
  Allowance for loan losses.................................       --        401
  Mortgage servicing rights.................................   17,066      8,332
  Real estate...............................................    4,311      4,150
  Other.....................................................    1,857        873
                                                              -------    -------
                                                               99,647     55,076
                                                              -------    -------
Net deferred income tax liability...........................  $97,093    $52,971
                                                              =======    =======

            UNITED COMPANIES FINANCIAL CORPORATION AND SUBSIDIARIES

     Payments made for income taxes during the years ended December 31, 1997, 1996 and 1995 were $3.8 million, $31.0 million and $2.6 million, respectively.

     At December 31, 1997 and 1996, the Company had a current income tax receivable of $7.2 million and $1.0 million, respectively, included in "Other assets".

8. CAPITAL STOCK

     The Company has authorization to issue up to 100,000,000 shares of its $2.00 par value common stock. There were 28,791,239 and 28,468,052 shares outstanding at December 31, 1997 and 1996, respectively, excluding 1,180,117 and 1,159,682 treasury shares. The Company also has authorization to issue 20,000,000 shares of preferred stock of which 1,898,070 shares are currently issued (see discussion of "PRIDES(SM)" below). Included in the authorized preferred stock are 1,000,000 shares of Series A Junior Participating preferred stock and 800,000 shares of Cumulative Convertible preferred stock, none of which is outstanding.

     On June 16, 1995, the Company concluded the sale of 1,955,000 shares of its Preferred Redeemable Increased Dividend Equity Securities(SM), 6 3/4% PRIDES(SM), Convertible Preferred Stock, par value $2.00 per share ("PRIDES(SM)"), at a price per share of $44.00. Dividends on the PRIDES(SM) are cumulative and are payable quarterly in arrears on each January 1, April 1, July 1 and October 1. Net proceeds to the Company were approximately $83.3 million. The net proceeds from the sale of shares of PRIDES(SM) were used for general corporate purposes. During 1997, 56,930 shares of PRIDES(SM) were converted into 94,102 shares of the Company's common stock.

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

     During 1997 and 1996, the Company paid cash dividends on its common stock in the amount of $9.0 million and $8.1 million, or $.32 and $.29 per share, respectively. In addition, during 1997 and 1996, the Company paid cash dividends on its PRIDES(SM) in the amount of $5.8 million or $2.97 per share.

     At December 31, 1997 and 1996, 1,180,117 and 1,159,682 shares of the
Company's common stock, or 4% of the issued common stock, were held as treasury stock at a cost of $7.4 million and $6.8 million, respectively.

            UNITED COMPANIES FINANCIAL CORPORATION AND SUBSIDIARIES

9. EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share for the periods indicated:

                                                           YEAR ENDED DECEMBER 31,
                                                        -----------------------------
                                                         1997       1996       1995
                                                        -------    -------    -------
                                                            (IN THOUSANDS, EXCEPT
                                                             PER SHARE AMOUNTS)
Basic Earnings Per Share
  Income from continuing operations...................  $80,581    $86,192    $64,925
  Less: Income (loss) from discontinued operations....   (5,981)    (4,532)     4,543
                                                        -------    -------    -------
  Net income..........................................  $74,600    $81,660    $69,468
                                                        =======    =======    =======
  Weighted average number of common and common
     equivalent shares:
     Average common shares outstanding................   28,013     27,929     27,854
     Add: Dilutive effect of preferred stock after
          application of "if converted" method........    3,211      3,230      1,752
                                                        -------    -------    -------
                                                         31,224     31,159     29,606
                                                        =======    =======    =======
Earnings (loss) per share:
  Income from continuing operations...................  $  2.58    $  2.77    $  2.19
  Income (loss) from discontinued operations..........     (.19)      (.15)       .16
                                                        -------    -------    -------
          Total.......................................  $  2.39    $  2.62    $  2.35
                                                        =======    =======    =======
Diluted Earnings Per Share
  Income from continuing operations...................  $80,581    $86,192    $64,925
  Less: Income (loss) from discontinued operations....   (5,981)    (4,532)     4,543
                                                        -------    -------    -------
          Total.......................................  $74,600    $81,660    $69,468
                                                        =======    =======    =======
  Weighted average number of common and all dilutive
     shares:
     Average common shares outstanding................   28,013     27,929     27,854
     Add: Dilutive effect of stock options after
          application of treasury stock method........      596        838        906
           Dilutive effect of preferred stock after
          application of "if converted" method........    3,887      3,910      2,121
                                                        -------    -------    -------
                                                         32,496     32,677     30,881
                                                        =======    =======    =======
  Earnings (loss) per share:
     Income from continuing operations................  $  2.48    $  2.64    $  2.10
     Income (loss) from discontinued operations.......     (.18)      (.14)       .15
                                                        -------    -------    -------
          Total.......................................  $  2.30    $  2.50    $  2.25
                                                        =======    =======    =======

     The weighted average anti-dilutive shares that were excluded from the computation of diluted earnings per share were 546,275, 69,836 and 10,646 for 1997, 1996 and 1995, respectively.

10. EMPLOYEE BENEFIT PLANS

     10.1 Employee Stock Ownership Plan. All employees who meet minimum age and service requirements participate in the Company's Employee Stock Ownership Plan ("ESOP"). The Company makes

            UNITED COMPANIES FINANCIAL CORPORATION AND SUBSIDIARIES annual tax deductible contributions to the ESOP which are used to purchase additional shares of the Company's common stock or to pay debt service on shares acquired with the proceeds of loans ("leveraged shares"). The ESOP's leveraged shares are initially pledged as collateral for the debt incurred in connection with the acquisition of such shares. As the debt is repaid, the shares are released from collateral and allocated to plan participants. Contributions are allocated among participants based on years of service and compensation. Upon retirement, death or disability, the employee or a beneficiary receives the designated common stock.

     The Company's cash contributions to the ESOP were $3.1 million, $3.0 million and $2.3 million for the years ended December 31, 1997, 1996 and 1995, respectively. Shares held by the ESOP at December 31, 1997, 1996 and 1995 were approximately 3.7 million, 3.7 million and 4.0 million, respectively. During 1995, the ESOP was granted a $10 million line of credit from a financial institution, which line of credit was increased to $12 million during 1996. At December 31, 1997 the ESOP had notes payable with a balance of $10.5 million under this line of credit. Because the source of the loan payments is primarily contributions received by the ESOP from the Company, such debt is included in the Company's Notes payable with a corresponding reduction of stockholders' equity. During 1997, the ESOP borrowed $3.4 million from the Company to purchase shares of the Company's common stock. The Company does not report the ESOP's notes payable or the Company's notes receivable in its balance sheet. Accordingly, no interest cost or interest income is recognized on the Company loans to the ESOP. At December 31, 1997, the balance of the Company's loans to the ESOP was $3.2 million. In accordance with Statement of Position 93-6 ("SOP 93-6"), leveraged shares purchased subsequent to December 31, 1992 are, upon release, reflected as compensation expense based on the then current market price of the shares. Shares which have not been committed to be released are not considered outstanding for purposes of the computation of earnings per share. At December 31, 1997, approximately 155,000 shares of common stock were committed to be released under the terms of the loan agreement. At December 31, 1997, approximately 69,000 shares of common stock accounted for under the provisions of SOP 93-6 were committed to be released resulting in additional compensation expense of approximately $1.5 million during 1997. At December 31, 1997, the ESOP had approximately 813,000 leveraged shares, of which approximately 578,000 were accounted for under the provisions of SOP 93-6. The fair value of the 578,000 leveraged shares accounted for under the provisions of SOP 93-6 was $9.0 million at December 31, 1997.

     10.2 Stock Option Plans. At December 31, 1997, the Company had four stock-based compensation plans for employees, which are described below. The Company applies Accounting Principles Board Opinion 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans as the exercise price of all stock options granted thereunder is equal to the fair market value at the date of grant. The compensation cost that has been charged against net income for restricted stock issued under the 1993 Stock Incentive Plan and the 1996 Long-Term Incentive Compensation Plan was $2.2 million, $1.4 million and $.4 million for 1997, 1996 and 1995, respectively. Had compensation costs for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of Financial Accounting

            UNITED COMPANIES FINANCIAL CORPORATION AND SUBSIDIARIES

Standards Board Statement No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                                YEAR ENDED DECEMBER 31,
                                                         --------------------------------------
                                                            1997          1996          1995
                                                         ----------    ----------    ----------
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income                      As reported..........     $74,600       $81,660       $69,468
                                Pro forma............      70,956        81,118        68,917
Basic earnings per share        As reported..........        2.39          2.62          2.35
                                Pro forma............        2.27          2.60          2.33
Diluted earnings                As reported..........        2.30          2.50          2.25
  per share                     Pro forma............        2.18          2.48          2.23

     Fixed Stock Options. The Company has six fixed stock option plans. Under the 1986, 1989, 1993 and 1996 employee plans, the Company may grant options for up to 1.1 million, .8 million, 1.3 million and 1.5 million (subject to annual increases as described below) shares of common stock, respectively. Under the 1993 and 1996 plans for non-employee directors (the "Director Plans"), the Company may grant options for up to .9 and .4 million shares of common stock, respectively. Under the 1996 Long-Term Incentive Compensation Plan, beginning in 1998, the number of shares of common stock available for grant increases annually on January 1 of each year pursuant to a formula based on the number of shares of common stock outstanding. The term of the 1986 plan has expired and no new options may be awarded thereunder. At December 31, 1997, 11,234, 83,722 and 540,489 shares of common stock were available for award under the 1989, 1993 and 1996 employee stock plans, respectively, and 599,200 and 347,000 shares of common stock were available for award under the 1993 and 1996 Director Plans. Under all plans, the exercise price of each option equals the fair market value of the Company's common stock on the date of grant and the maximum term of an option is 10 years. Under the 1986 and 1989 employee plans, the options become exercisable two years from the grant date, under the 1993 plan the options become exercisable three years from the grant date. At December 31, 1997, all options granted under the 1996 plan will become exercisable three years after the grant date. Options awarded under the 1993 Director Plan become exercisable three years from the date of grant and, under the 1996 Director Plan, six months from the date of grant.

     The fair value of each option grant is estimated on the date of grant using the Black Scholes option-pricing model with the following assumptions for grants in 1997: dividend yield of 2.0%; expected volatility of 452%; risk-free interest rate of 6.14%; and expected life of 4.1 years. The following assumptions were used for options granted in 1996: dividend yield of 1.2%; expected volatility of 45%; risk-free interest rate of 6.47%; and expected life of 5.4 years. The following assumptions were used for options granted in 1995: dividend yield of 1.2%; expected volatility of 27%; risk-free interest rate of 5.95%; and expected life of 5.4 years.

            UNITED COMPANIES FINANCIAL CORPORATION AND SUBSIDIARIES

     A summary of the status of the Company's four stock option plans (excluding the restricted stock awards and as adjusted for stock dividends) as of December 31, 1997, 1996 and 1995 and changes during the periods ending on those dates is presented below:

                                                           YEAR ENDED DECEMBER 31,
                                    ---------------------------------------------------------------------
                                            1997                    1996                    1995
                                    ---------------------   ---------------------   ---------------------
                                                WEIGHTED-               WEIGHTED-               WEIGHTED-
                                                 AVERAGE                 AVERAGE                 AVERAGE
                                                EXERCISE                EXERCISE                EXERCISE
          FIXED OPTIONS              SHARES       PRICE      SHARES       PRICE      SHARES       PRICE
          -------------             ---------   ---------   ---------   ---------   ---------   ---------
Outstanding at beginning of
  year............................  1,571,230    $13.27     1,831,860    $11.51     1,699,446    $ 5.90
  Granted.........................    892,650     25.31        58,700     33.19       584,700     22.55
  Exercised.......................    (28,294)     7.77      (279,488)     5.55      (409,092)     4.11
  Canceled........................    (45,563)    25.43       (39,842)    15.83       (43,194)    10.75
                                    ---------               ---------               ---------
Outstanding at end of year........  2,390,023     17.60     1,571,230     13.27     1,831,860     11.51
                                    =========               =========               =========
Weighted-average fair value of
  options granted during the
  year............................  $   23.35               $   15.63               $    7.60

     The following table summarizes information (as adjusted for stock dividends) about fixed stock options outstanding at December 31, 1997:

                                                 OPTIONS OUTSTANDING                         OPTIONS EXERCISABLE
                               -------------------------------------------------------   ----------------------------
          RANGE OF                               WEIGHTED-AVERAGE         WEIGHTED-                      WEIGHTED-
          EXERCISE               NUMBER             REMAINING              AVERAGE         NUMBER         AVERAGE
           PRICES              OUTSTANDING   CONTRACTUAL LIFE (YEARS)   EXERCISE PRICE   EXERCISABLE   EXERCISE PRICE
          --------             -----------   ------------------------   --------------   -----------   --------------
$2.00 to $7.00...............     814,400              3.94                 $ 5.02         814,400         $ 5.02
$13.50 to $22.50.............     665,498              7.40                  21.04         161,198          18.40
$22.51 to $26.00.............     437,900              9.86                  24.15              --             --
$26.01 to $34.00.............     472,225              8.95                  28.36           4,100          27.48
                                ---------                                                  -------
          Total..............   2,390,023              6.98                  17.60         979,698           7.31
                                =========                                                  =======

     Restricted Stock Awards. As part of the Company's 1993 Stock Incentive Plan and the 1996 Long-Term Incentive Compensation Plan, the Company may award restricted stock to selected executives and other key employees. While the 1993 and the 1996 plans only require a vesting period of six months, awards of restricted stock have generally been made with vesting periods from one year to four years contingent upon the attainment by the Company of certain return on equity requirements or stock price performance requirements.

     The following table summarizes information about restricted stock awards during the periods indicated:

                                                    YEAR ENDED DECEMBER 31,
                                   ---------------------------------------------------------
                                              1997                          1996
                                   ---------------------------   ---------------------------
                                              WEIGHTED-AVERAGE              WEIGHTED-AVERAGE
     RESTRICTED STOCK AWARDS        SHARES     EXERCISE PRICE     SHARES     EXERCISE PRICE
     -----------------------       --------   ----------------   --------   ----------------
Outstanding at beginning of
  year...........................    37,000         $--            80,000         $--
Granted..........................   181,286          --             3,000          --
Lapse of restriction.............   (86,886)         --           (46,000)         --
                                   --------                      --------
Outstanding at end of year.......   131,400          --            37,000          --
                                   ========                      ========
Weighted-average fair value of
  restricted stock granted during
  the year.......................  $   7.89                      $  34.00

            UNITED COMPANIES FINANCIAL CORPORATION AND SUBSIDIARIES

     As of December 31, 1997, the 131,400 shares of restricted stock outstanding had a purchase price of zero and a weighted-average remaining contractual life of two years.

     10.3 Employees' Savings Plan and Trust. The United Companies Financial Corporation Employees' Savings Plan and Trust is designed to be a qualified plan under Sections 401(a) and 401(k) of the Internal Revenue Code. Under the plan, employees are allowed to defer income on a pre-tax basis through contributions to the plan and the Company matches a portion of such contributions. The Company's matching contributions totaled $1.6 million, $1.5 million and $1.3 million during 1997, 1996 and 1995, respectively. Employees have ten investment options, one of which is to invest in the Company's common stock. The plan held 611,678 shares and 537,117 shares of the Company's common stock at December 31, 1997 and 1996, respectively.

     10.4 Deferred Compensation Plans. Postretirement benefits are provided to eligible executive and senior officers of the Company under a deferred compensation plan. The cost (benefit) of this plan during 1997 and 1996 was $.2 million and ($.1) million, respectively. The Company calculated its postretirement benefit obligation as of December 31, 1997 using a weighted average discount rate of 7.1%. A reconciliation of the funded status of the deferred compensation plan as of December 31, 1997 and 1996 is as follows:

                                                    DECEMBER 31,     NET      DECEMBER 31,
                                                        1997        CHANGE        1996
                                                    ------------    ------    ------------
                                                                (IN THOUSANDS)
Accumulated postretirement benefit cost...........    $ 1,917        $146       $ 1,771
Plan assets.......................................         --          --            --
                                                      -------        ----       -------
Funded status.....................................      1,917         146         1,771
Unrecognized transition obligation................     (1,003)         67        (1,070)
                                                      -------        ----       -------
Accrued postretirement benefit cost...............    $   914        $213       $   701
                                                      =======        ====       =======

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

     The carrying value and fair value of the Company's financial assets and liabilities at December 31, 1997 and 1996 were as follows:

                                                    1997                  1996
                                             -------------------   -------------------
                                             CARRYING     FAIR     CARRYING     FAIR
                                              VALUE      VALUE      VALUE      VALUE
                                             --------   --------   --------   --------
                                               (IN THOUSANDS)        (IN THOUSANDS)
Financial assets:
  Cash and cash equivalents................  $    582   $    582   $ 14,064   $ 14,064
  Loans....................................   196,971    209,000    102,284    107,000
  Interest-only and residual
     certificates..........................   882,116    882,116    604,474    604,474
  Capitalized mortgage servicing rights....    48,760     53,918     23,806     26,000
Financial liabilities:
  Notes payable............................   691,826    705,425    425,671    431,000
  Managed cash overdraft...................    11,363     11,363         --         --

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

     Interest-only and residual certificates. In accordance with the requirements of SFAS No. 125, the Interest-only and residual certificates are carried at fair value. For a discussion of the assumptions used by the Company in determining the fair value of this asset see Note 2.

     Capitalized mortgage servicing rights. The fair value of capitalized mortgage servicing rights was based on the present value of estimated future cash flows related to servicing income. In estimating the fair value of these rights, the Company made assumptions which included the cost of servicing per loan, the discount rate, an inflation rate, ancillary income per loan, prepayment and default rates.

     Notes payable. Notes payable consists primarily of amounts payable for the Company's senior and subordinated unsecured notes. The fair value of the senior and subordinated unsecured notes is based upon the estimated current rate offered to the Company for debt of the same remaining maturity.

     The fair values presented herein are based on pertinent information available to management as of December 31, 1997. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

12. DISCONTINUED OPERATIONS

     United Companies Life Insurance Company. On July 24, 1996, the Company concluded the sale of all of the outstanding capital stock of its wholly-owned life insurance subsidiary, United Companies Life Insurance Company ("UCLIC"), for a sales price of $167.6 million. The Company recorded, in 1996, a net loss of $6.8 million on the transaction. As a result of the sale, the assets (including $67 million of assets transferred to the Company by UCLIC immediately prior to closing) and the operations of UCLIC have been classified as

            UNITED COMPANIES FINANCIAL CORPORATION AND SUBSIDIARIES discontinued operations. In the fourth quarter of 1997, the Company wrote off an additional $2.2 million related to an intercompany receivable.

     United General Title Insurance Company. On February 29, 1996, the Company closed the sale of 100% of the outstanding capital stock of its wholly-owned subsidiary, United General Title Insurance Company ("UGTIC"). The definitive stock sale contains a provision making the Company liable to UGTIC for claims from defalcation and fraud losses incurred by UGTIC which were unknown and occurred prior to closing and were discovered within 24 months thereafter. At the end of the 24 month period, various claims for such defalcation and fraud losses were pending and under review by the Company. Management of the Company does not believe that the resolution of pending claims for such losses will have a material impact upon the Company's operations. The Company is also liable, up to $2.5 million, for policy claims paid over a ten year period after the closing that exceed certain specified levels. The Company recorded a loss from discontinued operations (net of income tax benefit) of $3.5 million in 1995, $1.1 million in 1996 and $1.6 million in 1997 in connection with the sale of UGTIC.

     Foster Mortgage Corporation. The remaining affairs of the Company's subsidiary, Foster Mortgage Corporation ("FMC"), a discontinued operation, which had been conducted under the supervision of a bankruptcy court have been concluded. The claims of the institutional lenders under FMC's primary credit facility (the "FMC Institutional Lenders") relating to the Company's alleged failure to remit all sums due FMC regarding federal income taxes under a tax agreement among the Company and its subsidiaries, including FMC, was settled. The Company recorded a $5.6 million charge in the fourth quarter of 1997 resulting from the settlement. The claims of the FMC Institutional Lenders against the Company seeking avoidance of certain payments alleged to be preferences or fraudulent conveyances were dismissed after a trial before the bankruptcy court.

13. CONTINGENCIES

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

     In a class action lawsuit pending in Alabama state district court involving 910 home equity loans alleged to be subject to the Alabama Mini Code, AUTREY V. UNITED COMPANIES LENDING CORPORATION, the trial court has ruled that retroactive application of the 1996 amendments to the Alabama Mini Code would be unconstitutional as applied to the plaintiffs' class. The 1996 amendments, which in general limited the remedy for finance charges in excess of the maximum permitted by the Alabama Mini Code, were expressly made retroactive by the Alabama legislature. The Company strenuously disagrees with the trial court's holding and believes that the liability, if any, should be limited to $495,000, being the aggregate finance charges allegedly exceeding the maximum permitted by the Alabama Mini Code, plus interest thereon. If upheld after a trial on the merits and related appeals, the trial court's holding could result in a liability for the Company's subsidiary presently estimated by the Company to be approximately $15 million. The Company further believes that it has other valid defenses to the claims asserted in this suit and intends to continue its vigorous defense of this matter.

     As discussed in Note 12 above, the Company, in February, 1996, concluded the sale of its investment in UGTIC. In connection therewith, the stock sale agreement includes a provision making the Company liable to UGTIC for claims from defalcation and fraud losses incurred by UGTIC which were unknown and occurred prior to closing and were discovered within 24 months thereafter. At the end of the 24 month period, various claims for such defalcation and fraud losses were pending and under review by the Company. Management of the Company does not believe that the resolution of pending claims for such losses will have a material impact

            UNITED COMPANIES FINANCIAL CORPORATION AND SUBSIDIARIES upon the Company's operations. The Company is also liable, up to $2.5 million, for policy claims paid over a ten year period after closing that exceed certain specified levels.

     For a discussion of letters of credit issued under the Company's credit facility, see Note 6 above.

14. QUARTERLY FINANCIAL DATA (UNAUDITED)

     Summarized quarterly financial data is as follows:

                                                         THREE MONTHS ENDED
                                          ------------------------------------------------
                                          MARCH 31   JUNE 30    SEPTEMBER 30   DECEMBER 31
                                          --------   --------   ------------   -----------
                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
1997
  Total revenues........................  $92,422    $115,229     $131,034      $102,126
  Income from continuing operations
     before income taxes................   31,497      37,123       43,832        13,455
  Net income............................   20,158      23,759       27,049         3,634
  Per share data -- net income:
     Basic:
       Income from continuing
          operations....................  $   .65    $    .76     $    .90      $    .28
       Income (loss) from discontinued
          operations....................       --          --         (.03)         (.16)
                                          -------    --------     --------      --------
          Total.........................  $   .65    $    .76     $    .87      $    .12
                                          =======    ========     ========      ========
     Diluted:
       Income from continuing
          operations....................  $   .62    $    .73     $    .86      $    .26
       Income (loss) from discontinued
          operations....................       --          --         (.03)         (.15)
                                          -------    --------     --------      --------
          Total.........................  $   .62    $    .73     $    .83      $    .11
                                          =======    ========     ========      ========

            UNITED COMPANIES FINANCIAL CORPORATION AND SUBSIDIARIES

     During the fourth quarter of 1997, the Company increased the prepayment assumption ("CPR") used by it in calculating loan sale gains on its hybrid product. This adjustment to the CPR assumption for sales of this new product in 1997 resulted in a $15 million negative adjustment to earnings during the fourth quarter of 1997.

                                                         THREE MONTHS ENDED
                                           -----------------------------------------------
                                           MARCH 31   JUNE 30   SEPTEMBER 30   DECEMBER 31
                                           --------   -------   ------------   -----------
                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
1996
  Total revenues.........................  $71,172    $83,837     $94,185        $93,364
  Income from continuing operations
     before income taxes.................   26,892     33,056      37,997         35,912
  Net income.............................   17,839     15,685      24,128         24,008
  Per share data -- net income:
     Basic:
       Income from continuing
          operations.....................  $   .55    $   .67     $   .77        $   .77
       Income (loss) from discontinued
          operations.....................      .02       (.17)         --             --
                                           -------    -------     -------        -------
          Total..........................  $   .57    $   .50     $   .77        $   .77
                                           =======    =======     =======        =======
     Diluted:
       Income from continuing
          operations.....................  $   .53    $   .64     $   .74        $   .73
       Income (loss) from discontinued
          operations.....................      .02       (.16)         --             --
                                           -------    -------     -------        -------
          Total..........................  $   .55    $   .48     $   .74        $   .73
                                           =======    =======     =======        =======

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

                     UNITED COMPANIES FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Financial Statements

     Included in Part II of this report:

Independent Auditors' Report................................  Page    32
December 31, 1997 and 1996
  Consolidated Balance Sheets...............................  Page    33
For the three years ended December 31, 1997
  Consolidated Statements of Income.........................  Page    34
  Consolidated Statements of Cash Flows.....................  Page    35
  Consolidated Statements of Stockholders' Equity...........  Page    36
Notes to Consolidated Financial Statements..................  Pages   37-56

Financial Statement Schedules

     Included in Part IV of this report:

     Individual financial statements of the registrant have been omitted because consolidated financial statements of the registrant and its subsidiaries required by Item 8 have been included in Part II of this report and, as of December 31, 1997, the registrant was primarily an operating company and all subsidiaries are wholly owned.

     No financial statement schedules have been presented because they are not applicable or are not required or the information required to be set forth therein is included in the consolidated financial statements or notes thereto.

Exhibits

      EXHIBIT NO.                          DESCRIPTION OF DOCUMENT
      -----------                          -----------------------
        2(1)             -- Amended and Restated Stock Purchase Agreement dated as of
                            July 24, 1996 by and between the Company and Pacific Life
                            and Accident Insurance Company
        3.1(2)           -- Restatement of Articles of Incorporation
        3.2(3)           -- By-Laws, as amended
        4.1(4)           -- Senior Indenture
        4.2(4)           -- Subordinated Indenture
        4.3(4)           -- First Supplemental Indenture with respect to 9.35% Senior
                            Notes due November 1, 1999
        4.4(4)           -- Form of certificate for shares of Preferred Redeemable
                            Increased Dividend Equity Securities 6 3/4% PRIDES(SM),
                            Convertible Preferred Stock, par value $2.00 per share
        4.5(5)           -- Second Supplemental Indenture for 7% Senior Notes due
                            July 15, 1998
        4.6(6)           -- Series A Junior Participating Preferred Stock Purchase
                            Rights
        4.7(7)           -- Third Supplemental Indenture for 7.7% Senior Notes due
                            January 15, 2004
        4.8(8)           -- First Supplemental Indenture with respect to 8 3/8%
                            Subordinated Notes due June 1, 2005
        4.9(8)           -- 8 3/8% Subordinated Note due July 1, 2005
       10.1(9)           -- Employee Stock Ownership Plan and Trust

      EXHIBIT NO.                          DESCRIPTION OF DOCUMENT
      -----------                          -----------------------
       10.2(10)          -- Management Incentive Plan, as amended
       10.3(9)           -- Employees' Savings Plan
       10.4(11)          -- 1989 Stock Incentive Plan
       10.5(11)          -- 1989 Non-Employee Director Stock Option Plan
       10.6(12)          -- 1992 Form 11-K, Employees' Savings Plan and Trust
       10.7(13)          -- Stock Purchase Warrant dated as of July 1, 1993
       10.8(14)          -- 1993 Form 11-K, Employees' Savings Plan and Trust
       10.9(15)          -- 1993 Stock Incentive Plan
       10.10(15)         -- 1993 Non-Employee Director Stock Option Plan
       10.11(16)         -- 1994 Form 11-K, Employees' Savings Plan and Trust
       10.12(17)         -- 1995 Form 11-K, Employees' Savings Plan
       10.13(3)          -- Indemnification Agreements
       10.14(18)         -- Change of Control Agreement
       10.15(18)         -- Supplemental Retirement Agreement
       10.16(18)         -- Split Dollar Agreement
       10.17(19)         -- 1996 Form 11-K, Employees' Savings Plan
       10.18(20)         -- Credit Agreement dated as of April 10, 1997
       10.19(21)         -- 1996 Long-Term Incentive Compensation Plan
       10.20(21)         -- 1996 Non-Employee Director Stock Plan
       11.1(22)          -- Statement regarding computation of per share earnings
       21.1(22)          -- List of Subsidiaries of the Company
       23.1(22)          -- Consent of Deloitte & Touche LLP
       27(22)            -- Financial Data Schedule

---------------

 (1) Incorporated herein by reference to the designated Exhibit of the Company's Current Report on Form 8-K filed on August 8, 1996.

 (2) Incorporated herein by reference to the designated Exhibit of the Company's Current Report on Form 8-K dated November 27, 1996.

 (3) Incorporated herein by reference to the designated Exhibit of the Company's Quarterly Report on Form 10-Q dated March 31, 1995.

 (4) Incorporated herein by reference to the designated Exhibits of the Company's Current Report on Form 8-K filed on June 16, 1995.

 (5) Incorporated herein by reference to the designated Exhibit of the Company's Current Report on Form 8-K filed July 26, 1995.

 (6) Incorporated herein by reference to the designated Exhibit of the Company's Form 8-A dated August 5, 1994.

 (7) Incorporated herein by reference to the designated Exhibit of the Company's Current Report on Form 8-K dated December 5, 1996.

 (8) Incorporated herein by reference to the designated Exhibit of the Company's Current Report on Form 8-K dated June 17, 1997.

 (9) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1996, filed on March 29, 1997.

(10) Incorporated herein by reference from the designated Exhibit of the Company's Registration Statement on Form S-8 (SEC File No. 33-63069).

(11) Incorporated herein by reference to the designated Exhibit of the Company's Registration Statement on Form S-8 (SEC File No. 33-29994).

(12) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1992, as amended, filed on April 30, 1993.

(13) Incorporated herein by reference to the designated Exhibit of the Company's Registration Statement on Form S-3 (SEC File No. 33-52739).

(14) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, as amended, filed on June 29, 1994.

(15) Incorporated herein by reference to the designated Exhibit of the Company's Registration Statement on Form S-8 (SEC File No. 33-54955).

(16) Incorporated herein by reference to the Form 11-K filed July 13, 1995.

(17) Incorporated herein by reference to the Form 11-K filed June 28, 1996.

(18) Incorporated herein by reference to the designated Exhibit of the Company's Annual Report on Form 10-K for the year ended December 31, 1995, filed March 19, 1996.

(19) Incorporated herein by reference to the Form 11-K filed June 27, 1997.

(20) Incorporated herein by reference to the designated Exhibit of the Company's Current Report on Form 8-K dated June 2, 1997.

(21) Incorporated herein by reference to the designated Exhibit of the Company's Registration Statement on Form S-8 (SEC File No. 333-33347).

(22) Filed herewith:
     Exhibit 11.1
     Exhibit 21.1
     Exhibit 23.1
     Exhibit 27

REPORTS ON FORM 8-K

     None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 25, 1998

                                    UNITED COMPANIES FINANCIAL CORPORATION

                                    By:      /s/ SHERRY E. ANDERSON
                                    --------------------------------------------
                                                 Sherry E. Anderson
                                        Senior Vice President and Secretary

     Pursuant to the requirements of the Securities Exchange Act of 1934 this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 25, 1998.

                /s/ J. TERRELL BROWN                   Chairman of the Board, Chief Executive Officer
-----------------------------------------------------    (Principal Executive Officer)
                  J. Terrell, Brown

                 /s/ JOHN D. DIENES                    President, Chief Operating Officer and
-----------------------------------------------------    Director (Principal Operating Officer)
                   John D. Dienes

                 /s/ DALE E. REDMAN                    Executive Vice President, Chief Financial
-----------------------------------------------------    Officer, and Director (Principal Financial
                   Dale E. Redman                        Officer)

                /s/ JESSE O. GRIFFIN                   Senior Vice President and Director of
-----------------------------------------------------    Accounting Services (Principal Accounting
                  Jesse O. Griffin                       Officer)

              /s/ JAMES J. BAILEY, III                 Director
-----------------------------------------------------
                James J. Bailey, III

                /s/ ROBERT H. BARROW                   Director
-----------------------------------------------------
                  Robert H. Barrow

               /s/ JOHN W. BARTON, SR.                 Director
-----------------------------------------------------
                 John W. Barton, Sr.

                  /s/ JON R. BURKE                     Director
-----------------------------------------------------
                    Jon R. Burke

               /s/ RICHARD A. CAMPBELL                 Director
-----------------------------------------------------
                 Richard A. Campbell

              /s/ HARRIS J. CHUSTZ, JR.                Director
-----------------------------------------------------
                Harris J. Chustz, Jr.


               /s/ ROY G. KADAIR, M.D.                 Director
-----------------------------------------------------
                 Roy G. Kadair, M.D.

              /s/ O. MILES POLLARD, JR.                Director
-----------------------------------------------------
                O. Miles Pollard, Jr.

             /s/ WILLIAM H. WRIGHT, JR.                Director
-----------------------------------------------------
               William H. Wright, Jr.

                               INDEX TO EXHIBITS

      EXHIBIT NO.                          DESCRIPTION OF DOCUMENT
      -----------                          -----------------------
        2(1)             -- Amended and Restated Stock Purchase Agreement dated as of
                            July 24, 1996 by and between the Company and Pacific Life
                            and Accident Insurance Company
        3.1(2)           -- Restatement of Articles of Incorporation
        3.2(3)           -- By-Laws, as amended
        4.1(4)           -- Senior Indenture
        4.2(4)           -- Subordinated Indenture
        4.3(4)           -- First Supplemental Indenture with respect to 9.35% Senior
                            Notes due November 1, 1999
        4.4(4)           -- Form of certificate for shares of Preferred Redeemable
                            Increased Dividend Equity Securities 6 3/4% PRIDES(SM),
                            Convertible Preferred Stock, par value $2.00 per share
        4.5(5)           -- Second Supplemental Indenture for 7% Senior Notes due
                            July 15, 1998
        4.6(6)           -- Series A Junior Participating Preferred Stock Purchase
                            Rights
        4.7(7)           -- Third Supplemental Indenture for 7.7% Senior Notes due
                            January 15, 2004
        4.8(8)           -- First Supplemental Indenture with respect to 8 3/8%
                            Subordinated Notes due June 1, 2005
        4.9(8)           -- 8 3/8% Subordinated Note due July 1, 2005
       10.1(9)           -- Employee Stock Ownership Plan and Trust
       10.2(10)          -- Management Incentive Plan, as amended
       10.3(9)           -- Employees' Savings Plan
       10.4(11)          -- 1989 Stock Incentive Plan
       10.5(11)          -- 1989 Non-Employee Director Stock Option Plan
       10.6(12)          -- 1992 Form 11-K, Employees' Savings Plan and Trust
       10.7(13)          -- Stock Purchase Warrant dated as of July 1, 1993
       10.8(14)          -- 1993 Form 11-K, Employees' Savings Plan and Trust
       10.9(15)          -- 1993 Stock Incentive Plan
       10.10(15)         -- 1993 Non-Employee Director Stock Option Plan
       10.11(16)         -- 1994 Form 11-K, Employees' Savings Plan and Trust
       10.12(17)         -- 1995 Form 11-K, Employees' Savings Plan
       10.13(3)          -- Indemnification Agreements
       10.14(18)         -- Change of Control Agreement
       10.15(18)         -- Supplemental Retirement Agreement
       10.16(18)         -- Split Dollar Agreement
       10.17(19)         -- 1996 Form 11-K, Employees' Savings Plan
       10.18(20)         -- Credit Agreement dated as of April 10, 1997
       10.19(21)         -- 1996 Long-Term Incentive Compensation Plan
       10.20(21)         -- 1996 Non-Employee Director Stock Plan
       11.1(22)          -- Statement regarding computation of per share earnings
       21.1(22)          -- List of Subsidiaries of the Company
       23.1(22)          -- Consent of Deloitte & Touche LLP
       27(22)            -- Financial Data Schedule

---------------

 (1) Incorporated herein by reference to the designated Exhibit of the Company's Current Report on Form 8-K filed on August 8, 1996.

 (2) Incorporated herein by reference to the designated Exhibit of the Company's Current Report on Form 8-K dated November 27, 1996.

 (3) Incorporated herein by reference to the designated Exhibit of the Company's Quarterly Report on Form 10-Q dated March 31, 1995.

 (4) Incorporated herein by reference to the designated Exhibits of the Company's Current Report on Form 8-K filed on June 16, 1995.

 (5) Incorporated herein by reference to the designated Exhibit of the Company's Current Report on Form 8-K filed July 26, 1995.

 (6) Incorporated herein by reference to the designated Exhibit of the Company's Form 8-A dated August 5, 1994.

 (7) Incorporated herein by reference to the designated Exhibit of the Company's Current Report on Form 8-K dated December 5, 1996.

 (8) Incorporated herein by reference to the designated Exhibit of the Company's Current Report on Form 8-K dated June 17, 1997.

 (9) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1996, filed on March 29, 1997.

(10) Incorporated herein by reference from the designated Exhibit of the Company's Registration Statement on Form S-8 (SEC File No. 33-63069).

(11) Incorporated herein by reference to the designated Exhibit of the Company's Registration Statement on Form S-8 (SEC File No. 33-29994).

(12) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1992, as amended, filed on April 30, 1993.

(13) Incorporated herein by reference to the designated Exhibit of the Company's Registration Statement on Form S-3 (SEC File No. 33-52739).

(14) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, as amended, filed on June 29, 1994.

(15) Incorporated herein by reference to the designated Exhibit of the Company's Registration Statement on Form S-8 (SEC File No. 33-54955).

(16) Incorporated herein by reference to the Form 11-K filed July 13, 1995.

(17) Incorporated herein by reference to the Form 11-K filed June 28, 1996.

(18) Incorporated herein by reference to the designated Exhibit of the Company's Annual Report on Form 10-K for the year ended December 31, 1995, filed March 19, 1996.

(19) Incorporated herein by reference to the Form 11-K filed June 27, 1997.

(20) Incorporated herein by reference to the designated Exhibit of the Company's Current Report on Form 8-K dated June 2, 1997.

(21) Incorporated herein by reference to the designated Exhibit of the Company's Registration Statement on Form S-8 (SEC File No. 333-33347).

(22) Filed herewith:
     Exhibit 11.1
     Exhibit 21.1
     Exhibit 23.1
     Exhibit 27