Form 10-Q
period 1998-03-31
UNITED COMPANIES FINANCIAL CORP
filed 1998-05-11
CIK 217416

================================================================================




                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------

                                    FORM 10-Q

(MARK ONE)

 [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998


                                       OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934

FOR THE PERIOD FROM                      TO
                    --------------------    ---------------------

COMMISSION FILE NUMBER 1-7067


                     UNITED COMPANIES FINANCIAL CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

         LOUISIANA                                               71-0430414
(STATE OR OTHER JURISDICTION OF                               (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                               IDENTIFICATION NO.)


                       4041 ESSEN LANE                               70809
                   BATON ROUGE, LOUISIANA                          (ZIP CODE)
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)
REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (504) 987-0000



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X    No
                                             ----     ----

         The number of shares of $2.00 par value common stock issued and outstanding as of May 4, 1998 was 28,802,771, excluding 1,180,117 treasury shares.




================================================================================

             UNITED COMPANIES FINANCIAL CORPORATION AND SUBSIDIARIES

                               INDEX TO FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1998



                                                                                                      PAGE
PART I - FINANCIAL INFORMATION


Financial Statements:

Consolidated Balance Sheets
   March 31, 1998 and December 31, 1997.........................................................        2

Consolidated Statements of Income
   Three months ended March 31, 1998 and 1997...................................................        3

Consolidated Statements of Cash Flows
   Three months ended March 31, 1998 and 1997...................................................        4

Notes to Consolidated Financial Statements......................................................      5-9

Management's Discussion and Analysis of Financial Condition
   and Results of Operations....................................................................    10-20

Review by Independent Accountants...............................................................       21

Independent Accountants' Review Report..........................................................       22


PART II - OTHER INFORMATION


Exhibits and Reports on Form 8-K................................................................       23

Signatures......................................................................................       24

Index to Exhibits...............................................................................       25


             UNITED COMPANIES FINANCIAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)



                                                                               March 31,
                                                                                  1998         December 31,
Assets                                                                         (Unaudited)         1997
                                                                              -------------    -------------

Cash and cash equivalents .................................................   $         561    $         582
Interest-only and residual certificates-- net .............................         906,153          882,116
Loans - net ...............................................................         245,055          206,598
Investment securities
    Held-to-maturity ......................................................           2,070               --
    Available-for-sale ....................................................          15,525           16,853
Accrued interest receivable ...............................................          85,559           85,373
Property - net ............................................................          69,918           64,754
Capitalized mortgage servicing rights .....................................          52,635           48,760
Other assets ..............................................................          33,052           32,172
                                                                              -------------    -------------
         Total assets .....................................................   $   1,410,528    $   1,337,208
                                                                              =============    =============

Liabilities and Stockholders' Equity

Notes payable .............................................................   $     756,197    $     691,826
Deferred income taxes payable .............................................          97,947           97,093
Managed cash overdraft ....................................................          16,867           11,363
Other liabilities .........................................................          56,088           56,297
                                                                              -------------    -------------
         Total liabilities ................................................         927,099          856,579
                                                                              -------------    -------------


Stockholders' equity:
    Preferred stock, $2 par value;
        Authorized - 20,000,000 shares;
        Issued - 1,898,070 shares of 6 3/4% PRIDES(sm)  ($44 per share
           liquidation preference) ........................................           3,796            3,796
    Common stock, $2 par value;
        Authorized - 100,000,000 shares;
        Issued - 29,982,888 and 29,971,356 shares .........................          59,966           59,943
    Additional paid-in capital ............................................         187,382          187,418
    Net unrealized gain on securities .....................................             114               98
    Retained earnings .....................................................         252,764          250,429
    Treasury stock ........................................................          (7,409)          (7,409)
    ESOP debt .............................................................         (13,184)         (13,646)
                                                                              -------------    -------------
      Total stockholders' equity ..........................................         483,429          480,629
                                                                              -------------    -------------
         Total liabilities and stockholders' equity .......................   $   1,410,528    $   1,337,208
                                                                              =============    =============





                                 See notes to consolidated financial statements.

             UNITED COMPANIES FINANCIAL CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)




                                                                  Three Months Ended
                                                                      March 31,
                                                               -----------------------
                                                                  1998         1997
                                                               ----------   ----------
Revenues:
   Loan sale gains .........................................   $   55,093   $   47,196
   Finance income, fees earned and other
        loan income ........................................       36,453       38,997
   Investment income .......................................        8,846        4,748
   Other ...................................................        1,295        1,481
                                                               ----------   ----------
           Total ...........................................      101,687       92,422
                                                               ----------   ----------
Expenses:
   Personnel ...............................................       38,102       26,749
   Interest ................................................       18,599       12,230
   Other operating .........................................       35,459       21,946
                                                               ----------   ----------
           Total ...........................................       92,160       60,925
                                                               ----------   ----------

Income before income taxes .................................        9,527       31,497

Provision for income taxes .................................        3,525       11,339
                                                               ----------   ----------

Net income .................................................   $    6,002   $   20,158
                                                               ==========   ==========

Basic earnings per share ...................................   $      .19   $      .65
                                                               ==========   ==========

Diluted earnings per share .................................   $      .19   $      .62
                                                               ==========   ==========


                                 See notes to consolidated financial statements.

             UNITED COMPANIES FINANCIAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)




                                                                           Three Months Ended March 31,
                                                                           -----------------------------
                                                                                1998            1997
                                                                           ------------    -------------

Cash flows from operating activities:
  Net income ..............................................................   $   6,002    $  20,158
  Adjustments to reconcile income from continuing operations to net cash used by continuing operating activities:
       Increase in accrued interest receivable ............................        (186)      (1,402)
       Increase in other assets ...........................................        (880)     (24,001)
       Increase (decrease) in other liabilities ...........................        (235)       6,043
       Increase in interest-only and residual certificates ................     (24,037)     (62,183)
       Increase in capitalized mortgage servicing rights ..................      (7,418)      (5,610)
       Amortization of capitalized mortgage servicing rights ..............       3,543        1,674
       Loan loss provision on owned loans .................................       1,389          874
       Amortization and depreciation ......................................       1,907        1,070
       Deferred income taxes ..............................................         846        7,581
       Proceeds from sales and principal collections of loans
          held for sale ...................................................     805,305      624,716
       Originations and purchases of loans held for sale ..................    (845,151)    (626,651)
       Decrease in trading securities .....................................          --       17,418
                                                                              ---------    ---------
             Net cash used by operating activities ........................     (58,915)     (40,313)
                                                                              ---------    ---------

Cash flows from investing activities:
       Proceeds from sales of available-for-sale securities ...............       1,393          395
       Purchase of available-for-sale securities ..........................         (42)          --
       Proceeds from maturity of held-to-maturity securities ..............       1,996           --
       Purchase of held-to-maturity securities ............................      (4,066)          --
       Capital expenditures ...............................................      (7,119)      (5,665)
                                                                              ---------    ---------
             Net cash used by investing activities ........................      (7,838)      (5,270)
                                                                              ---------    ---------

Cash flows from financing activities:
       Increase in revolving credit facilities ............................      65,500           --
       Proceeds from construction loan ....................................          --        1,833
       Increase in debt with maturities of three months or less ...........          --       23,450
       Decrease in warehouse loan facility ................................        (750)      (4,429)
       Proceeds from ESOP debt ............................................          --          850
       Payments on ESOP debt ..............................................        (379)        (379)
       Cash dividends paid ................................................      (3,666)      (3,694)
       Increase in managed cash overdraft .................................       5,504       16,075
       Decrease (increase) in unearned ESOP compensation ..................         462       (1,592)
       Proceeds from exercise of stock options ............................          61           24
                                                                              ---------    ---------
             Net cash provided by financing activities ....................      66,732       32,138
                                                                              ---------    ---------
  Decrease in cash and cash equivalents ...................................         (21)     (13,445)
  Cash and cash equivalents at beginning of period ........................         582       14,064
                                                                              ---------    ---------
  Cash and cash equivalents at end of period ..............................   $     561    $     619
                                                                              =========    =========


                                 See notes to consolidated financial statements.

             UNITED COMPANIES FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION.

     In the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of only normal accruals necessary to present fairly the financial position, the results of operations and the cash flows for the interim periods presented.

     These notes reflect only the major changes from those disclosures contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, filed with the United States Securities and Exchange Commission ("the Commission").

     The consolidated results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year. Certain 1997 amounts have been reclassified to conform with the current year presentations. Such reclassifications had no effect on net income.

2. INTEREST-ONLY AND RESIDUAL CERTIFICATES -- NET.

     A summary analysis of the changes in the Company's Interest-only and residual certificates for the periods indicated is as follows:



                                                                    THREE MONTHS ENDED    YEAR ENDED
                                                                         MARCH 31,       DECEMBER 31,
                                                                           1998               1997
                                                                    ------------------    ------------
                                                                                (IN THOUSANDS)

Balance, beginning of period ....................................   $          882,116    $    604,474
Interest-only and residual certificates on loans sold ...........               79,034         355,743
Net increase in allowance for losses on loans sold ..............               (6,223)        (33,462)
Net increase in reserve accounts ................................               10,033         138,070
Amortization of Interest-only and residual certificates .........              (58,807)       (182,709)
                                                                    ------------------    ------------
Balance, end of period ..........................................   $          906,153    $    882,116
                                                                    ==================    ============



     The following table sets forth the components of the Interest-only and residual certificates owned by the Company, which are recorded at fair value, at March 31, 1998 and December 31, 1997.



                                                     MARCH 31,   DECEMBER 31,
                                                       1998          1997
                                                     ---------   ------------
                                                         (IN THOUSANDS)


Certificated interests ...........................   $ 619,653   $ 599,426
Temporary investments - reserve accounts .........     399,286     389,253
Allowance for losses on loans serviced ...........    (112,786)   (106,563)
                                                     ---------   ---------
          Total ..................................   $ 906,153   $ 882,116
                                                     =========   =========

     Certificated interests at March 31, 1998 and December 31, 1997 includes $13.1 million and $5.6 million, respectively, of subordinated securities retained by the Company in connection with manufactured housing contract securitizations.


     During the first quarter of 1998, the Company entered into a $1.0 billion interest rate cap transaction for hybrid home equity loans sold in securitization transactions prior to 1998 to mitigate its exposure during the initial two or three year period following the date of sale when the coupon rates on the loans are fixed and the rates on the asset backed securities backed by such loans are floating.

     During the first quarter of 1997, the Company implemented Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("SFAS No. 125"). As a result of the implementation of SFAS No. 125, net income for the first quarter of 1997 was increased by $4.5 million or $.14 per share on a diluted basis.

3.   LOANS -- NET

     Loans Owned. The following schedule sets forth the components of Loans -- net owned by the Company at March 31, 1998 and December 31, 1997.



                                                       MARCH 31,       DECEMBER 31,
                                                         1998               1997
                                                     -------------    -------------
                                                             (IN THOUSANDS)

Loans held for sale ..............................   $     182,523    $     150,848
Other loans ......................................          60,574           54,067
                                                     -------------    -------------
        Total ....................................         243,097          204,915

Real estate owned:
     Home equity .................................           6,134            6,365
     Commercial and other ........................           2,694            3,173
     Manufactured housing contracts ..............             159               89
Nonrefundable loan fees ..........................          (3,443)          (2,852)
Other ............................................              12           (1,401)
                                                     -------------    -------------
        Total ....................................         248,653          210,289
                                                     -------------    -------------
Less:
     Allowance for loan losses ...................          (3,598)          (3,691)
                                                     -------------    -------------
                                                     $     245,055    $     206,598
                                                     =============    =============



     Included in Other loans at March 31, 1998 and December 31, 1997 were nonaccrual loans totaling $9.5 million and $10.1 million, respectively.

     Loans Serviced. The following table sets forth the loans serviced by the Company for third parties at March 31, 1998 and December 31, 1997, by type of loan. Substantially all of these loans were originated by the Company:




                                                       MARCH 31,    DECEMBER 31,
                                                         1998            1997
                                                     ------------   ------------
                                                             (IN THOUSANDS)

Home equity ......................................   $  5,467,976   $  5,353,429
Manufactured housing contracts(1) ................        502,695        295,012
Other ............................................         30,241         33,319
                                                     ------------   ------------
          Total ..................................   $  6,000,912   $  5,681,760
                                                     ============   ============

(1) At December 31, 1997, approximately $135.9 million land-and-home contracts were included in home equity loans that are classified as manufactured housing contracts at March 31, 1998.

4.   NOTES PAYABLE

     Notes payable consisted of the following at the dates indicated:



                                                                 MARCH 31,    DECEMBER 31,
                                                                   1998          1997
                                                               ------------   ------------
                                                                     (IN THOUSANDS)

Senior debt
   7% Senior unsecured notes due July, 1998 ................   $    100,000   $    100,000
   9.35% Senior unsecured notes due November, 1999 .........        125,000        125,000
   7.7% Senior unsecured  notes due January, 2004 ..........        100,000        100,000
   Revolving credit facility ...............................        258,050        192,550
   Warehouse facilities ....................................          3,915          4,665
   ESOP debt ...............................................         10,087         10,466
                                                               ------------   ------------
          Total Senior debt ................................        597,052        532,681
                                                               ------------   ------------
Subordinated debt
   8.375% Subordinated unsecured notes due July, 2005 ......        149,145        149,145
   Subordinated debentures .................................         10,000         10,000
                                                               ------------   ------------
          Total ............................................   $    756,197   $    691,826
                                                               ============   ============

5.   CASH PAID FOR INTEREST AND INCOME TAXES.

     During the three months ended March 31, 1998 and 1997, the Company paid interest on notes payable in the amount of $9.6 million and $8.8 million, respectively. During the three months ended March 31, 1998 and 1997, the Company paid income taxes in the amount of $87,000 and $3.0 million, respectively.

6.   EARNINGS PER SHARE.

     The following table sets forth the computations of basic and diluted earnings per share for the periods indicated:




                                                                 THREE MONTHS ENDED MARCH 31,
                                                               -------------------------------
                                                                    1998            1997
                                                               --------------   --------------
                                                           (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Basic Earnings Per Share
     Income available to common shareholders:
     Net income ............................................   $        6,002   $       20,158
                                                               ==============   ==============

     Weighted average number of common and
     common equivalent shares:
     Average common shares outstanding .....................           28,076           28,004
     Add: Dilutive effect of preferred stock
            after application of "if converted" method .....            3,136            3,230
                                                               --------------   --------------
     Total .................................................           31,212           31,234
                                                               ==============   ==============

     Earnings per share:
     Net income ............................................   $          .19   $          .65
                                                               ==============   ==============

Diluted Earnings Per Share
     Income available to common shareholders:
     Net income ............................................   $        6,002   $       20,158
                                                               ==============   ==============

     Weighted average number of common and
     all dilutive shares:
     Average common shares outstanding .....................           28,076           28,004
     Add: Dilutive effect of stock options after
            application of treasury stock method ...........              438              639
          Dilutive effect of preferred stock
            after application of "if converted" method .....            3,796            3,910
                                                               --------------   --------------
     Total .................................................           32,310           32,553
                                                               ==============   ==============

     Earnings per share:
     Net income ............................................   $          .19   $          .62
                                                               ==============   ==============

     The weighted average anti-dilutive shares that were excluded from the computation of diluted earnings per share were 1,554,194 and 311,240 for the three months ended March 31, 1998 and 1997, respectively.

7.   COMMITMENTS AND CONTINGENCIES.

     As discussed in Notes 12 and 13 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997, the Company has certain contingencies in connection with the sale, during 1996, of its investment in United General Title Insurance Company. There were no material changes in these contingencies in the first quarter of 1998.

     The Company used a prefunding feature in connection with its securitization transactions during the first quarter of 1998. At March 31, 1998, approximately $21.0 million was held in a prefunding account for the purchase of the Company's home equity loans during the second quarter of 1998. In addition, at March 31, 1998, approximately $16.9 million was held in a prefunding account for purchase of the Company's manufactured housing contracts during the second quarter of 1998. Such home equity loans were delivered in April, 1998 and it is anticipated that such manufactured housing contracts will be delivered in May, 1998.

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

8.   ACCOUNTING STANDARDS.

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes disclosure standards for reporting comprehensive income in a full set of general purpose financial statements. Comprehensive income (in thousands) for the three months ended March 31, 1998 and 1997 was $6,018 and $20,148 (net of income taxes), respectively.

     In February 1998, the FASB issued Statement of Financial Accounting Standards No. 132, "Employer's Disclosures about Pensions and Other Postretirement Benefits -- an amendment of FASB Statements Nos. 87, 88 and 106" ("SFAS No. 132") which is effective for fiscal years beginning after December 15, 1997. SFAS No. 132 establishes standards for disclosures about pension and other postretirement benefit plans and does not change the current methods of measurement or recognition of those plans. The adoption of this standard is not expected to have a material impact on the Company's financial statement presentation and related disclosures.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997

     The Company's operations primarily consist of the production (by origination or purchase), sale and servicing of first mortgage, non-conventional, home equity loans ("loans") and manufactured housing loan contracts ("contracts"). The principal home equity loan products are fixed rate, adjustable rate ("ARM") and hybrid (i.e., the rate is fixed for a specified period and becomes adjustable thereafter). Fundamental to the profitability and funding of the Company's operations is the sale of loans and contracts with servicing rights retained. The majority of the Company's revenue is derived from the gain recognized on the sale of loans and the recognition of net loan fees at the time of sale of the loans. Net loan fees on loans owned by the Company are recognized over the lives of the loans as an adjustment to yield using the interest method.

     The Company sells substantially all of its loan production in public securitization transactions through shelf registration statements of its subsidiaries. During the first quarter of 1998 and 1997, the Company sold $698 million and $517 million, respectively, of its home equity loans and $86 million and $71 million, respectively, of its manufactured housing contracts.

     The weighted average interest spread on home equity loans sold to third parties (the difference between the stated rate on the loan and the rate paid to purchasers, less recurring fees) was 4.67% and 4.65% in the first quarter of 1998 and 1997, respectively. The weighted average interest spread on loans sold is determined without regard to credit losses, which are provided for separately by the Company.

     Net income for the three months ended March 31, 1998 was $6.0 million ($.19 per share based on 32.3 million weighted average shares outstanding) compared to $20.2 million for the same period of 1997 ($.62 per share based on 32.6 million weighted average shares outstanding). The decrease in net income in the first quarter of 1998 resulted primarily from increased expenses related to continued expansion of the Company's retail infrastructure and increased amortization of the Company's interest-only and residual certificates. In addition, net income for the first quarter of 1997 was increased by $4.5 million as the result of the implementation by the Company of Statement of Financial Accounting Standards No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("SFAS No. 125").

     Revenues. The following table sets forth information regarding the components of the Company's revenues for the periods indicated:



                                                             Three Months Ended March 31,
                                                          -------------------------------
                                                               1998             1997
                                                          --------------   --------------
                                                                    (IN THOUSANDS)

Loan sale gains .......................................   $       55,093   $       47,196
Finance income, fees earned and other loan income .....           36,453           38,997
Investment income .....................................            8,846            4,748
Other .................................................            1,295            1,481
                                                          --------------   --------------
          Total .......................................   $      101,687   $       92,422
                                                          ==============   ==============



     The Company sells substantially all loans which it originates or purchases and generally retains the servicing rights on loans sold. Under the sales/servicing agreements, the buyer receives the principal collected on the loan and an agreed upon rate on the outstanding principal balance, and the Company retains the excess of the interest at the contractual rate over the sum of the rate paid to the buyer (the "investor" rate), a normal servicing fee and, where applicable, the trustee fee and surety bond fee. At the time of sale, the Company allocates a portion of its basis in the loans to mortgage servicing rights which is recorded as an asset (Capitalized mortgage servicing rights), records as an asset the fair value of the excess interest retained by it (Interest-only and residual certificates), makes a provision for an allowance for losses on the loans sold for which it retains the servicing, and recognizes the resulting loan sale gain as revenue. The fair value of the Company's Interest-only and residual certificates, which is net of the allowance for loan losses on serviced loans, is determined at the time of sale by the Company by computing the present value of the cash flows of the excess interest retained by the Company expected to be received by it (using the expected dates that such interest is to be released from the related reserve accounts), discounted at an interest rate that the Company believes an unaffiliated third-party purchaser would require as a rate of return on a financial instrument comprised of such cash flows. These amounts are calculated using prepayment and default assumptions based on the actual experience of the Company's owned and serviced portfolio for home equity loans and comparable industry prepayment statistics for manufactured housing contracts. On a quarterly basis, the Company reviews the fair value of the Interest-only and residual certificates by analyzing its prepayment and other assumptions in relation to its actual experience, and, if necessary, adjusts the carrying value of the Interest-only and residual certificates to such fair value through a charge or credit to earnings. The prepayment assumptions used by the Company as of March 31, 1998 in computing loan sale gains for its home equity products are the same as those used by the Company as of December 31, 1997, and which are described in Item 7 of the Company's Annual Report on Form 10-K for the year ending December 31, 1997.

     The following table provides life-to-date prepayment rates and pool factors as of March 31, 1998, with respect to the Company's home equity loan securitizations by year of securitization for the years indicated:




                            Fixed                            ARM                             Hybrid
                ------------------------------ ------------------------------- ----------------------------------
                              Life-                         Life-                            Life-
   Year of       Original    to-Date    Pool   Original    to-Date     Pool     Original    to-Date      Pool
Securitization    Balance      CPR    Factor(1) Balance      CPR     Factor (1)  Balance      CPR     Factor (1)
--------------  ----------- --------- -------- ---------  ---------  --------- -----------  --------  -----------
                                                  (dollars in thousands)

     1993       $   415,525    27%     20.86%  $  34,990     36%      12.91%            --    --           --
     1994           935,568    25%     32.77%     74,987     36%      20.53%            --    --           --
     1995         1,030,698    25%     44.09%    391,652     30%      41.13%            --    --           --
     1996         1,350,058    23%     64.40%    732,762     32%      56.83%   $   142,308    23%       64.17%
     1997         1,224,997    18%     88.09%    479,294     25%      85.70%     1,020,708    16%       92.56%

(1) Pool Factor - Percentage of the securitization remaining outstanding at March 31, 1998.

     The following table provides life-to-date prepayment rates and pool factors as of March 31, 1998, with respect to the Company's manufactured housing contract securitizations by year of securitization for the years indicated:




                                    Real Estate                                     Chattel
                    --------------------------------------------  --------------------------------------------
    Year of           Original      Life-to-Date       Pool         Original       Life-to-Date       Pool
Securitization        Balance           CPR         Factor (1)      Balance            CPR         Factor (1)
---------------     ------------    ------------   -------------  ------------    --------------   -----------
                                              (dollars in thousands)

     1996           $     55,031        20%           72.29%      $    109,968          6%           89.83%
     1997                100,403        15%           91.50%           204,573          6%           96.14%

(1) Pool Factor - Percentage of the securitization remaining outstanding at March 31, 1998.


     Loan sale gains constitute the largest component of the Company's revenues. Loan sale gains for the three months ended March 31, 1998 and 1997 were reduced by $16.1 million and $12.4 million, respectively, to provide for estimated future losses on loans sold. The increase in the amount of loan sale gains in the first quarter of 1998 compared to the same period of 1997 was due primarily to a $181 million increase in the amount of home equity loans sold. Loan sale gains for the first quarter of 1998 also include $1.5 million as the result of the sale of approximately $86 million in manufactured housing contracts compared to $6.4 million recognized in the first quarter of 1997 resulting from the sale of approximately $71 million in manufactured housing contracts. The decline in loan sale gain recognized on the sale of manufactured housing contracts during the first quarter of 1998 compared to the same period in 1997 resulted from a decrease in the interest spread retained on contracts sold. Loan sale gains are reduced by estimated future credit losses on loans sold, transaction expenses and loan acquisition premiums. Loan sale gains in the first quarter of 1998 include the capitalization of mortgage servicing rights in the amount of $7.4 million compared to $5.6 million for the same period of 1997.

     The following table presents information regarding loan sale transactions for the periods indicated:



                                                  HOME EQUITY LOANS          MANUFACTURED HOUSING CONTRACTS
                                           ------------------------------    ------------------------------
                                                 THREE MONTHS ENDED                THREE MONTHS ENDED
                                                      MARCH 31,                         MARCH 31,
                                           ------------------------------    ------------------------------
                                                1998           1997             1998               1997
                                           -------------    -------------    -------------    -------------
                                              (DOLLARS IN THOUSANDS)             (DOLLARS IN THOUSANDS)
Loans sold .............................   $     698,322    $     517,391    $      85,960    $      70,803
Average coupon .........................           10.63%           11.20%            9.23%           10.97%
Interest spread retained ...............            4.67%            4.65%            2.27%            3.54%
Loan sale gains ........................   $      53,594    $      40,765    $       1,499    $       6,431



     The Company has securitized certain home equity loans that have a fixed coupon rate for two or three years then convert into an adjustable rate for the remaining lives of the loans ("hybrid loans") of which $1.25 billion is outstanding as of March 31, 1998. The investor rate on the asset-backed securities backed by these hybrid loans is based on a floating interest rate and is calculated monthly by reference to the London interbank offered rate for one-month U.S. dollar deposits ("1-month LIBOR"). During the first quarter of 1998, the Company entered into a $1.0 billion interest rate cap transaction for loans securitized prior to 1998 to mitigate its exposure during the initial two or three year period when the coupon rates are fixed and the investor rates are floating. In addition, certain classes of the asset-backed securities of the Company's 1996, 1997 and 1998 securitizations backed by fixed rate home equity loans provide for floating investor rates based on 1-month LIBOR. These securitizations were structured so that the maturity of these floating investor rate securities is anticipated to be approximately one year. As of March 31, 1998, $10 million of such 1996 securities, $246 million of such 1997 securities and $131 million of such 1998 securities remain outstanding.

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

     In connection with loan securitization transactions, the Company has used a prefunding feature which "locks in" the rate that the Company will pay to the investor on a predetermined amount of loans for future delivery. The Company is obligated for the difference between the earnings on the prefunded amount and the interest at the investor rate paid to the investor during the period from the date of the closing of the securitization transaction until the date of delivery of the loans. In connection with the securitization transactions which closed in the first quarter of 1998, approximately $21.0 million was held in prefunding accounts for purchase of the Company's home equity loans and $16.9 million for the purchase of manufactured housing contracts during the second quarter of 1998. Such home equity loans were delivered in April, 1998 and it is anticipated that such manufactured housing contracts will be delivered during May, 1998.

     Finance income, fees earned and other loan income, which constitutes the second largest component of the Company's revenues, was comprised of the following items for the periods indicated:




                                                               THREE MONTHS ENDED MARCH 31,
                                                               ----------------------------
                                                                   1998             1997
                                                               ------------    ------------
                                                                      (in thousands)
Servicing fees and excess interest collected ...............   $     58,813    $     45,346
Loan origination fees ......................................         34,878          21,488
Loan interest ..............................................          5,390           4,358
Other loan income ..........................................          4,876           2,350
Amortization of interest-only certificates .................        (58,807)        (32,410)
Amortization of mortgage servicing rights ..................         (3,544)         (1,674)
Provision for losses on serviced loans .....................         (5,153)           (461)
                                                               ------------    ------------
          Total ............................................   $     36,453    $     38,997
                                                               ============    ============



     The increase in servicing fees and excess interest collected reflects the growth in the portfolio of loans serviced for third party investors. The average portfolio of loans serviced for third party investors was $5.8 billion and $4.2 billion for the three months ended March 31, 1998 and 1997, respectively.

     Loan origination fees in excess of direct origination costs on each loan originated by the Company are recognized over the life of the loan or earlier at the time of sale of the loan to a third party. During the first quarter of 1998 and 1997, the Company sold approximately $698 million and $517 million, respectively, in home equity loans and recognized approximately $28.8 million and $19.4 million, respectively, in loan origination fees (which relate primarily to fixed rate retail production) in connection with these sales.

     The increase in servicing fees earned and loan origination fees for the first quarter of 1998 was offset by a $26.4 million increase in amortization of interest-only and residual certificates and a $1.9 million increase in amortization of mortgage servicing rights, primarily as the result of an increase in the amount of loans refinanced or prepaid. In addition, during the first quarter of 1997, amortization of interest-only and residual certificates was positively effected by the implementation of SFAS No. 125 which increased finance income by $8.9 million.

     The Company estimates that nonaccrual loans reduced finance income for the first quarter of 1998 and 1997 by approximately $13.4 million, and $8.2 million, respectively. The Company is generally obligated to advance interest on delinquent loans serviced for third party investors until satisfaction of the note, liquidation of the collateral or charge off of the delinquent loan. During the first quarter of 1998, the average amount of nonaccrual loans owned and/or serviced by the Company was approximately $403.1 million compared to $249.0 million in the same period of 1997.

     Investment income totaled $8.8 million for the first quarter of 1998 compared to investment income of $4.7 million during the same period of 1997. Investment income is primarily related to interest earned on temporary investments in reserve accounts established in connection with loan sales in securitization transactions.

     Other income relates to income earned by the Company's telecommunications business and property management with respect to its office park.

     Expenses. The following table presents the components of the Company's expenses for the periods indicated:




                                                                    THREE MONTHS ENDED MARCH 31,
                                                                    ----------------------------
                                                                        1998            1997
                                                                    -------------   ------------
                                                                           (IN THOUSANDS)

Personnel .......................................................   $     38,102   $     26,749
Interest ........................................................         18,599         12,230
Other operating .................................................         35,459         21,946
                                                                    ------------   ------------
          Total .................................................   $     92,160   $     60,925
                                                                    ============   ============

     The increase in personnel costs are primarily associated with the continued expansion of the Company's lending operations. The remaining increase is primarily related to incentive compensation related to an increase in home equity loan production.

     Interest expense for the first quarter of 1998 increased approximately $6.4 million compared to the same period of 1997 principally due to an increase in the average amount of debt outstanding.

     Other operating expenses increased approximately $13.5 million during the first quarter of 1998 compared to the same period of 1997 primarily as the result of costs associated with the expansion of the Company's lending operations. During the three months ended March 31, 1998 and 1997, advertising expense totaled $11.8 million and $2.8 million and occupancy and equipment expenses were $8.2 million and $5.5 million, respectively.

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

     Substantially all of the home equity loans and manufactured housing contracts produced by the Company are sold in securitization transactions in which securities backed by these loans and contracts ("asset-backed securities") are offered and sold, with servicing rights retained. The purchasers of the asset-backed securities receive a security which is credit enhanced, in part, in home equity loan securitizations and one manufactured housing contract securitization, through a guaranty provided by a third party insurer or, in connection with the other manufactured housing contract securitizations, through a senior/subordinated structure. Credit enhancement for the home equity asset-backed securities is also provided by subordinating a cash deposit and the excess interest spread retained by the Company, up to a specified amount (the "Subordinated Amount"), to the payment of scheduled principal and interest on the securities. The subordination of the cash deposit and the excess interest spread retained by the Company relates to credit losses which may occur after the sale of the loans and generally continues until the earlier of the payment in full of the loans or termination of the agreement pursuant to which the loans were sold. If cumulative payment defaults exceed the Subordinated Amount, a third party insurer is obligated to pay any further losses experienced by the owners of the asset-backed securities. Except for one manufactured housing contract securitization in which credit enhancement is provided by a third party insurer and subordination of the retained excess interest spread, such losses are borne first by the subordinated asset-backed securities in the Company's manufactured housing contract securitizations. The Company has retained some of the subordinated securities in such securitizations.

     The Company is also obligated to cure, repurchase or replace loans and contracts which may be determined after the sale to violate representations and warranties relating to them and which are made by the Company at the time of the sale. The Company regularly evaluates the quality of the loan portfolio and estimates its risk of loss based upon historical loss experience, prevailing economic conditions, estimated collateral value and such other factors which, in management's judgment, are relevant in estimating the credit risk in owned and/or serviced loans. For loans and contracts sold, the Company records a provision for the estimated amount of credit losses at the time of sale, and records such amount on its balance sheet in the allowance for loan losses as a reduction of Interest-only and residual certificates. Estimated losses on the owned portfolio are also provided for by an increase in the allowance for loan losses through a charge to current operating income. At March 31, 1998, the allowance for loan losses on loans serviced was $112.8 million and $3.6 million on loans owned by the Company. The maximum recourse associated with sales of home equity loans and manufactured housing contracts according to terms of the sale agreements totaled approximately $1.4 billion at March 31, 1998, substantially all of which relates to the subordinated cash and excess interest spread. Should credit losses on loans and contracts sold materially exceed the Company's estimates for such losses, such consequence will have a material adverse impact on the Company's operations.

     At March 31, 1998, the contractual balance of home equity loans serviced was approximately $5.7 billion, substantially all of which are owned by and serviced for third party investors. The portfolio is geographically diversified. Although the Company services loans in 50 states and the District of Columbia, at March 31, 1998 a substantial portion of the home equity loans serviced were originated in California (9.8%), Louisiana (7.9%), Florida (7.1%), Ohio (6.4%) and North Carolina (5.2%), respectively, and no other state accounted for more than 4.7% of the serviced portfolio. In addition, at March 31, 1998, the Company serviced approximately $534 million of manufactured housing contracts, 18.2% of which were originated in Texas, 16.4% in South Carolina and 13.9% of which were originated in North Carolina. The risk inherent in geographic concentrations is dependent not only upon regional and general economic stability which affects property values, but also the financial well-being and creditworthiness of the borrower.

     The following two tables set forth information relating to certain contractual delinquency, default and loss experience for home equity loans serviced as of the dates indicated in the first table and for the periods indicated in the second table, including loans owned by the Company and loans serviced for others:




                               MARCH 31, 1998              DECEMBER 31, 1997          DECEMBER 31, 1996
                       ---------------------------   --------------------------  ----------------------------
                                           % OF                        % OF                        % OF
                        CONTRACTUAL   CONTRACTUAL    CONTRACTUAL   CONTRACTUAL   CONTRACTUAL    CONTRACTUAL
                          BALANCE       BALANCE        BALANCE       BALANCE       BALANCE        BALANCE
                       -------------  ------------   ------------  ------------  ------------   -------------
                                                         (DOLLARS IN THOUSANDS)
Home equity loans
  serviced .........   $ 5,661,229                  $ 5,528,923                  $ 4,040,138
                       ===========                  ===========                  ===========
Delinquency
  30-59 days .......   $   140,943          2.49%   $   176,882          3.20%   $   136,976          3.39%
  60-89 days .......        69,218          1.22         57,975          1.05         53,124          1.31
  90+ days .........        91,290          1.61         46,873          0.85         28,663          0.71
                       -----------   -----------    -----------   -----------    -----------   -----------
                           301,451          5.32        281,730          5.10        218,763          5.41
                       -----------   -----------    -----------   -----------    -----------   -----------
Defaults
  Foreclosures in
     process .......       149,737          2.65        189,801          3.43        135,779          3.36
  Bankruptcy .......       131,864          2.33        115,856          2.10         73,887          1.83
                       -----------   -----------    -----------   -----------    -----------   -----------
                           281,601          4.98        305,657          5.53        209,666          5.19
                       -----------   -----------    -----------   -----------    -----------   -----------
 Total delinquency
   and defaults ....   $   583,052         10.30%   $   587,387         10.63%   $   428,429         10.60%
                       ===========   ===========    ===========   ===========    ===========   ===========



                                                           THREE MONTHS ENDED MARCH 31,         YEAR ENDED DECEMBER 31,
                                                               1998             1997             1997            1996
                                                          -------------    -------------    -------------    -------------
                                                                  (IN THOUSANDS)                    (IN THOUSANDS)
Average dollar amount of home equity loans
  outstanding during period ...........................   $   5,595,076    $   4,170,923    $   4,784,531    $   3,370,810
Net losses
  Gross Losses(1) .....................................   $      12,047    $       7,474    $      32,984    $      19,484
  Recoveries(2) .......................................            (563)            (449)          (1,937)          (2,371)
                                                          -------------    -------------    -------------    -------------
  Net Losses ..........................................   $      11,484    $       7,025    $      31,047    $      17,113
                                                          =============    =============    =============    =============
Net losses for the last four quarters as a
  percentage of average amount outstanding.............            0.71%            0.58%            0.65%            0.51%



(1) "Gross Losses" are amounts which have been determined to be uncollectible relating to home equity loans for each respective period.

(2) "Recoveries" are recoveries from liquidation proceeds and deficiency judgments.

         The contractual balances exclude home equity real estate owned and/or serviced which totaled $107.6 million and $98.9 million at March 31, 1998 and December 31, 1997, respectively. The Company believes that the decrease in total delinquencies and defaults at March 31, 1998 compared to December 31, 1997 is not attributable to any single factor, but rather reflects a combination of factors, including the seasonal nature of delinquencies inherent in the portfolio.

         The following tables provide certain contractual delinquency and default data with respect to the Company's home equity loans serviced, by year of loan origination, as of the dates indicated:




                                                                 MARCH 31, 1998
                        -----------------------------------------------------------------------------------------
                                                                                DEFAULTS
                                             DELINQUENCY             -------------------------------     TOTAL
                        CONTRACTUAL  ------------------------------  FORECLOSURES    BANK-            DELINQUENCY
YEAR OF ORIGINATION       BALANCE     30-59   60-89    90+    TOTAL   IN PROCESS     RUPTCY    TOTAL   & DEFAULTS
-------------------     -----------  ------- ------- ------- ------  ------------    ------   ------  -----------
                                                      (DOLLARS IN THOUSANDS)
1992 & prior ......     $   106,581   3.66%   1.37%   2.77%   7.80%      3.57%        5.76%    9.33%     17.13%
1993 ..............         122,229   3.34%   1.23%   1.93%   6.50%      3.77%        5.78%    9.55%     16.05%
1994 ..............         276,031   3.39%   1.37%   2.58%   7.34%      5.03%        6.94%   11.97%     19.31%
1995 ..............         638,746   3.87%   1.87%   3.01%   8.75%      6.48%        6.66%   13.14%     21.89%
1996 ..............       1,336,377   3.78%   1.88%   2.64%   8.30%      4.69%        3.17%    7.86%     16.16%
1997 ..............       2,448,994   1.96%   1.03%   0.99%   3.98%      0.96%        0.60%    1.56%      5.54%
1998 ..............         732,271   0.04%   0.00%   0.00%   0.04%      0.00%        0.00%    0.00%      0.04%
                        -----------
    Total..........     $ 5,661,229   2.49%   1.22%   1.61%   5.32%      2.65%        2.33%    4.98%     10.30%
                        ===========



                                                              DECEMBER 31, 1997
                        -----------------------------------------------------------------------------------------
                                                                                DEFAULTS
                                             DELINQUENCY             -------------------------------     TOTAL
                        CONTRACTUAL  ------------------------------  FORECLOSURES    BANK-            DELINQUENCY
YEAR OF ORIGINATION       BALANCE     30-59   60-89    90+    TOTAL   IN PROCESS     RUPTCY    TOTAL   & DEFAULTS
-------------------     -----------  ------- ------- ------- ------  ------------    ------   ------  -----------
                                                      (DOLLARS IN THOUSANDS)
1991 & prior ......     $    75,114   4.79%   1.06%   1.56%   7.41%      4.92%        5.72%   10.64%     18.05%
1992 ..............          43,134   5.21%   1.72%   2.28%   9.21%      4.82%        5.23%   10.05%     19.26%
1993 ..............         135,399   4.59%   1.12%   1.01%   6.72%      4.79%        5.30%   10.09%     16.81%
1994 ..............         302,819   4.95%   1.54%   1.47%   7.96%      6.17%        6.79%   12.96%     20.92%
1995 ..............         710,685   5.04%   1.59%   1.46%   8.09%      7.80%        5.66%   13.46%     21.55%
1996 ..............       1,544,278   4.54%   1.50%   1.22%   7.26%      5.39%        2.28%    7.67%     14.93%
1997 ..............       2,717,494   1.62%   0.58%   0.35%   2.55%      0.74%        0.23%    0.97%      3.52%
                        -----------
    Total .........     $ 5,528,923   3.20%   1.05%   0.85%   5.10%      3.43%        2.10%    5.53%     10.63%
                        ===========

     The following table provides certain pool factors and cumulative losses with respect to the Company's home equity loans by year of production for the periods indicated:




                                                               CUMULATIVE
     YEAR              HOME-EQUITY                            NET LOSSES AS
      OF                   LOAN                POOL               % OF
  PRODUCTION            PRODUCTION           FACTOR(1)         PRODUCTION
---------------       --------------      ---------------    ---------------
                           (DOLLARS IN THOUSANDS)
FIXED

     1993             $      500,900          22.95%              2.10%
     1994             $      837,901          31.68%              2.33%
     1995             $    1,130,715          42.54%              1.42%
     1996             $    1,383,714          61.30%              0.19%
     1997             $    1,373,984          80.79%              0.00%
     1998             $      356,618          99.47%              0.00%

ARM
     1993             $       38,968          18.69%              1.77%
     1994             $       70,920          14.93%              0.64%
     1995             $      410,922          38.40%              0.79%
     1996             $      860,744          56.72%              0.10%
     1997             $    1,513,667          88.46%              0.00%
     1998             $      385,606          97.91%              0.00%


(1) Pool Factor - Percentage of the year's production remaining outstanding at March 31, 1998.

     The following two tables provide certain contractual delinquency, default and loss experience information for manufactured housing contracts serviced as of the dates indicated in the first table and for the periods indicated in the second table, including manufactured housing contracts owned by the Company and contracts serviced for others.



                                                       MARCH 31,                 DECEMBER 31,
                                              ------------------------    -------------------------
                                                 1998          1997          1997           1996
                                              ----------    ----------    ----------    ----------
Number of manufactured
    housing contracts .....................       15,510         7,451        13,816         5,412
Delinquency period (1)(2)(3)
         30-59 days .......................         2.09%         1.56%         3.13%         1.88%
         60-89 days .......................         1.02           .38          1.11           .57
         90 days and over .................         1.47           .57          1.49           .16
                                              ----------    ----------    ----------    ----------
                                                    4.58%         2.51%         5.73%         2.61%
                                              ==========    ==========    ==========    ==========

Dollar amount (in thousands) of
    manufactured housing contracts in
    repossession at the end of period(3)...   $    7,459    $    1,261    $    4,797    $      725

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




                                                               THREE MONTHS ENDED                  YEAR ENDED
                                                                     MARCH 31,                    DECEMBER 31,
                                                          ---------------------------     ---------------------------
                                                              1998          1997              1997           1996
                                                          -----------     -----------     -----------     -----------
                                                           (DOLLARS IN THOUSANDS)          (DOLLARS IN THOUSANDS)

Dollar amount of manufactured housing
     contracts outstanding at end of period ...........   $   534,316     $   254,584     $   456,937     $   170,869

Net Losses
         Gross Losses (1) .............................   $       747     $        95     $       866     $        32
         Recoveries (2) ...............................           (18)             (1)             (7)            (10)
                                                          -----------     -----------     -----------     -----------
         Net Losses ...................................   $       729     $        94     $       859     $        22
                                                          ===========     ===========     ===========     ===========
Net Losses for the last four quarters as a
     percentage of average amount outstanding .........          0.39%           0.19%           0.27%           0.03%


(1) "Gross Losses" are amounts which have been determined to be uncollectible relating to manufactured housing contracts for each respective period.

(2) "Recoveries" are recoveries from liquidation proceeds and deficiency judgments.

        The following tables reflect, as of the periods indicated, the allowance for loan losses for loans owned by the Company and loans serviced for third parties. These allowance accounts are deducted in the Company's balance sheet from the asset to which they apply.




                                                              THREE MONTHS ENDED MARCH 31, 1998
                                                       -------------------------------------------
                                                          OWNED          SERVICED         TOTAL
                                                       ------------    ------------    ------------
                                                                    (DOLLARS IN THOUSANDS)

Allowance for loan losses, beginning of period .....   $      3,691    $    106,563    $    110,254

Provision for loan losses ..........................          1,389          17,036          18,425

Net loans charged off ..............................         (1,482)        (10,813)        (12,295)
                                                       ------------    ------------    ------------
Allowance for loan losses, end of period ...........   $      3,598    $    112,786    $    116,384
                                                       ============    ============    ============





                                                              THREE MONTHS ENDED MARCH 31, 1997
                                                       -------------------------------------------
                                                           OWNED         SERVICED          TOTAL
                                                       ------------    ------------    ------------
                                                                    (DOLLARS IN THOUSANDS)


Allowance for loan losses, beginning of period .....   $      4,141    $     73,102    $     77,243

Provision for loan losses ..........................          1,061          12,914          13,975

Net loans charged off ..............................           (967)         (6,434)         (7,401)
                                                       ------------    ------------    ------------
Allowance for loan losses, end of period ...........   $      4,235    $     79,582    $     83,817
                                                       ============    ============    ============

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal cash requirements arise from loan originations, deposits to reserve accounts, repayments of debt borrowed under the Company's senior and subordinated notes and credit facilities, payments of operating and interest expenses, and income taxes. The Company uses the proceeds of its $800 million revolving credit facility (the "Credit Facility") as the primary source of funding of loan production pending sales in securitizations. The Company's borrowings are in turn repaid with cash proceeds received from selling such loans through securitizations. The Credit Facility is provided by a group of 22 banks, matures in April 2000, and provides for revolving loans and letters of credit. Proceeds of the Credit Facility may be used for general corporate purposes, including the interim funding of loan originations, and to refinance existing debt. During 1997 and the first quarter of 1998, the Credit Facility was primarily used to fund the origination of home equity loans and manufactured housing contracts. These borrowings were repaid upon the delivery of the loans and contracts into the securitization transactions. As a result of the recent downgrade by Standard and Poor's, a division of McGraw-Hill Companies, Inc. ("S&P") and Fitch IBCA, Inc. ("Fitch") of their ratings of the Company's long-term unsecured debt, the rate of interest payable by the Company under the terms of the Credit Facility has increased. See "Ratings" below. At March 31, 1998, letters of credit in the aggregate maximum amount of $100 million (of which the available draw amount at March 31, 1998 was $40.2 million) were outstanding under the Credit Facility for the Company's account and were deposited in 1997 in lieu of cash into the related reserve accounts established in connection with the Company's 1997 third and fourth quarter home equity loan securitization transactions. In addition to the Credit Facility, the Company maintains two sources of financing for its home equity loan originations: a warehouse facility provided by the investment banker which acted as lead underwriter for the Company's 1998 first quarter home equity loan securitization (the "Investment Bank Warehouse"), and a warehouse facility provided by United Companies Life Insurance Company ("UCLIC"). The Investment Bank Warehouse was directly related to the 1998 first quarter home equity loan securitization, initially provided for funding up to $300 million of eligible home equity loans for such securitization and terminated upon the closing of the last delivery of loans under the related prefunding accounts of this securitization. As of March 31, 1998, $150 million was available and no amounts were outstanding under the Investment Bank Warehouse. The UCLIC warehouse facility which was established upon the sale of UCLIC in 1996, provides for the purchase of up to $150 million in first mortgage residential loans and has a maturity of July, 1999. The Company has the right for a limited time to repurchase certain loans which are eligible for securitization and as of March 31, 1998, $3.9 million in loans eligible for securitization were funded under this facility. The Company has issued $100 million, $125 million and $100 million of senior unsecured notes which mature in 1998, 1999 and 2004, respectively, and in June 1997 sold $150 million of unsecured subordinated notes maturing in 2005.

         Substantially all of the home equity loans and manufactured housing contracts originated or acquired by the Company are sold. Net cash from operating activities of the Company in the first quarter of 1998 and 1997 reflects approximately $845 million and $627 million, respectively, in cash used for loan originations and acquisitions of home equity loans and manufactured housing contracts. The primary source of funding for loan originations is derived from the reinvestment of proceeds from the ultimate sale of these products in the secondary market which totaled approximately $805 million and $625 million in the first quarter of 1998 and 1997, respectively. In connection with the home equity loan and one manufactured housing contract transactions in the secondary market, third-party surety bonds and subordination of cash deposits and excess interest retained by the Company have been provided as credit enhancements. The loan sale transactions have required the subordination of certain cash flows retained by the Company from the loans sold to the payment of principal and interest due to holders of the asset-backed securities. In connection with these transactions, the Company has been required, in some instances, to fund an initial deposit, and thereafter, in each transaction, a portion of the amounts receivable by the Company from the excess interest spread has been required to be placed and maintained in a reserve account to the extent of the subordination requirements. The subordination requirements generally provide that the excess interest spread is payable to a reserve account until a specified level of cash, which is less than the maximum subordination amount, is accumulated therein. The excess spread retained by the Company is subject to being utilized first to replenish cash paid from the reserve account to fund shortfalls in collections from borrowers who default on the payment of principal or interest on the loans and contracts underlying the asset-backed securities issued until the total of the Company's deposits into the reserve account equal the maximum subordination amount. After the Company's deposits into the reserve account equal the maximum subordination amount for a transaction, the subordination of the related excess interest spread (including the guarantee fee payable therefrom) for these purposes is terminated. The excess interest spread required to be deposited and maintained in the respective reserve accounts will not be available to support the cash flow requirements of the Company until such amount exceeds the maximum subordinated amount (other than amounts, if any, in excess of the specified levels required to be maintained in the reserve accounts, which may be distributed periodically to the Company). In certain home equity loan securitizations, the excess interest spread on the fixed rate loans included therein is utilized initially to cover current losses, and then to pay down the principal of the related asset-backed securities until a specified level of overcollateralization is reached, and thus is unavailable to the Company until such time. With respect to five home equity loan securitization transactions which closed in 1994 and 1995 for which the aggregate unpaid principal balance as of March 31, 1998 of the loans sold thereby was approximately $655 million, the delinquency and loss experiences of such loans, pursuant to levels thereof set forth in the related pooling and servicing agreements, have resulted in an increase in the required amount of excess interest spread to be maintained in the related reserve accounts. As a result, the Company's cash flow has been negatively affected by the increased minimum reserve account requirements. At March 31, 1998, the amounts on deposit in reserve accounts totaled $399.3 million, exclusive of the letters of credit issued under the Credit Facility in the amount of $100 million discussed above.

RATINGS.

         On March 10, 1998, S&P lowered its rating of the Company's senior unsecured notes, which aggregate $325 million, to "BB+" from "BBB-", the Company's $150 million subordinated notes to "BB-" from "BB+" and on the Company's preferred stock from "BB" to "B+". In addition, on April 17, 1998, Fitch lowered its rating of the Company's senior unsecured notes to "BBB-" from "BBB" and the Company's subordinated notes from "BBB-" to "BB+".

FORWARD LOOKING STATEMENTS

         The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. The statements contained herein that are not historical facts are forward-looking statements based on the Company's current expectations and beliefs concerning future developments and their potential effects on the Company. There can be no assurance that future developments affecting the Company will be those anticipated by the Company. Actual results may differ from those projected in the forward-looking statements. These forward-looking statements involve significant risks and uncertainties (some of which are beyond the control of the Company) and are subject to change based upon various factors, including but not limited to the following risks and uncertainties: changes in the asset securitization industry and in the performance of the financial markets, in the demand for and market acceptance of the Company's products, and in general economic conditions, including interest rates; the presence of competitors with greater financial resources and the impact of competitive products and pricing; the effect of the Company's policies, including the amount and rate of growth of Company expenses; the continued availability to the Company of adequate funding sources; actual prepayment rates and credit losses on loans sold as compared to prepayment rates and credit losses assumed by the Company at the time of sale for purposes of its gain on sale computations; the effect of changes in market interest rates on the spread between the coupon rate on loans sold and the rate on the asset-backed securities backed by such loans issued by the Company in securitization transactions and on the discount rate assumed by the Company in its gain on sale computations; timing of loan sales; the quality of the Company's owned and serviced loan portfolio including levels of delinquencies, customer bankruptcies and charge-offs; ratings; and various legal, regulatory and litigation risks. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise. For a more detailed discussion of some of the foregoing risks and uncertainties, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Investment Considerations", in the Company's Annual Report on Form 10-K for the year ending December 31, 1997 and other Company filings with the Securities and Exchange Commission.

                        REVIEW BY INDEPENDENT ACCOUNTANTS


The Company's independent accountants, Deloitte & Touche LLP, have performed a review of the accompanying unaudited consolidated balance sheet as of March 31, 1998 and the related consolidated statements of income and cash flows for the three months ended March 31, 1998 and 1997, and previously audited and expressed an unqualified opinion dated March 4, 1998 on the consolidated financial statements of the Company and its subsidiaries as of December 31, 1997, from which the consolidated balance sheet as of this date is derived.

INDEPENDENT ACCOUNTANTS' REVIEW REPORT


United Companies Financial Corporation:

We have reviewed the accompanying consolidated balance sheet of United Companies Financial Corporation and subsidiaries as of March 31, 1998 and the related consolidated statements of income and cash flows for the three month period ended March 31, 1998 and 1997. These financial statements are the responsibility of the Corporation's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of United Companies Financial Corporation and subsidiaries as of December 31, 1997, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated March 4, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1997 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.





/s/  DELOITTE & TOUCHE LLP

Baton Rouge, Louisiana
May 8, 1998

                                     PART II

                                OTHER INFORMATION



Items 1 through 5.      Inapplicable

Item 6.                 Exhibits and Reports on Form 8-K

                        (a)  Exhibits     -      (11) Statement re computation
                                                      of earnings per share

                                          -      (15) Letter of Deloitte &
                                                      Touche LLP

                                          -      (27) Financial Data Schedule

                        (b)  Reports on Form 8-K

                             On January 27, 1998, the Company filed a Current Report on Form 8-K to report expected earnings for the fourth quarter of 1997 and forecasts of future loan production and earnings.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                        UNITED COMPANIES FINANCIAL CORPORATION




Date:   5/11/98         By: /s/ J. Terrell Brown
      ---------            -----------------------------------------------------
                            J. Terrell Brown
                            Chairman and Chief Executive Officer



Date:   5/11/98         By: /s/ Dale E. Redman
     ----------            -----------------------------------------------------
                            Dale E. Redman
                            Executive Vice President and Chief Financial Officer

UNITED COMPANIES FINANCIAL CORPORATION AND SUBSIDIARIES

INDEX TO EXHIBITS



         EXHIBIT NO.
         11      Statement re computation of earnings per share

         15      Letter of Deloitte & Touche LLP

         27      Financial Data Schedule
