Form 10-Q
period 1998-06-30
UNITED COMPANIES FINANCIAL CORP
filed 1998-08-13
CIK 217416

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

(Mark One)
 [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 1998

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

         The number of shares of $2.00 par value common stock issued and outstanding as of August 3, 1998 was 28,811,117, excluding 1,180,117 treasury shares.


================================================================================

             UNITED COMPANIES FINANCIAL CORPORATION AND SUBSIDIARIES

                               INDEX TO FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 1998



                                                                                                      PAGE
PART I - FINANCIAL INFORMATION

Financial Statements:

Consolidated Balance Sheets
   June 30, 1998 and December 31, 1997..............................................................    2

Consolidated Statements of Income
   Three months and six months ended June 30, 1998 and 1997.........................................    3

Consolidated Statements of Cash Flows
   Six months ended June 30, 1998 and 1997..........................................................    4

Notes to Consolidated Financial Statements..........................................................  5-9

Management's Discussion and Analysis of Financial Condition
   and Results of Operations........................................................................  10-22

Review by Independent Accountants...................................................................   23

Independent Accountants' Review Report..............................................................   24


PART II - OTHER INFORMATION


Submission of Matters to a Vote of Security Holders.................................................   25

Exhibits and Reports on Form 8-K....................................................................   25

Signatures..........................................................................................   26

Index to Exhibits...................................................................................   27

             UNITED COMPANIES FINANCIAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)



                                                                                June 30,
                                                                                  1998             December 31,
Assets                                                                         (Unaudited)             1997
                                                                               -----------         ------------

Cash and cash equivalents (Note 7) ....................................        $   159,566         $       582
Interest-only and residual certificates -- net ........................            941,173             882,116
Loans - net ...........................................................            254,039             206,598
Investment securities
     Held-to-maturity .................................................              1,781                --
     Available-for-sale ...............................................             11,929              16,853
Accrued interest receivable ...........................................             94,385              85,373
Property - net ........................................................             74,113              64,754
Capitalized mortgage servicing rights .................................             57,564              48,760
Other assets ..........................................................             25,712              32,172
                                                                               -----------         -----------
          Total assets ................................................        $ 1,620,262         $ 1,337,208
                                                                               ===========         ===========


Liabilities and Stockholders' Equity


Notes payable .........................................................        $   924,485         $   691,826
Deferred income taxes payable .........................................             98,360              97,093
Managed cash overdraft ................................................             15,847              11,363
Other liabilities .....................................................             97,151              56,297
                                                                               -----------         -----------
          Total liabilities ...........................................          1,135,843             856,579
                                                                               -----------         -----------

Stockholders' equity:
     Preferred stock, $2 par value;
          Authorized - 20,000,000 shares;
          Issued - 1,898,070 shares of 6 3/4% PRIDES(SM) ($44 per share
               liquidation preference) ................................              3,796               3,796
     Common stock, $2 par value;
          Authorized - 100,000,000 shares;
          Issued - 29,991,288 and 29,971,356 shares ...................             59,983              59,943
     Additional paid-in capital .......................................            187,289             187,418
     Net unrealized gain on securities ................................                111                  98
     Retained earnings ................................................            253,369             250,429
     Treasury stock ...................................................             (7,409)             (7,409)
     ESOP debt ........................................................            (12,720)            (13,646)
                                                                               -----------         -----------
          Total stockholders' equity ..................................            484,419             480,629
                                                                               -----------         -----------
               Total liabilities and stockholders' equity .............        $ 1,620,262         $ 1,337,208
                                                                               ===========         ===========




                                 See notes to consolidated financial statements.

   UNITED COMPANIES FINANCIAL CORPORATION AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
            (IN THOUSANDS, EXCEPT PER SHARE DATA)




                                                          Three months ended              Six months ended
                                                               June 30,                       June 30,
                                                      ----------------------------   ----------------------------
                                                          1998           1997           1998           1997
                                                      -------------  -------------   ------------  --------------
Revenues:
     Loan sale gains ...........................        $  68,520     $  63,723       $ 123,613       $ 110,919
     Finance income, fees earned and other
          loan income ..........................           30,074        43,802          66,526          82,799
     Investment income .........................            8,976         6,133          17,822          10,881
     Other .....................................            1,228         1,571           2,523           3,052
                                                        ---------     ---------       ---------       ---------
          Total ................................          108,798       115,229         210,484         207,651
                                                        ---------     ---------       ---------       ---------

Expenses:
     Personnel .................................           39,278        32,261          77,379          59,010
     Interest ..................................           20,718        14,101          38,554          26,318
     Other operating ...........................           42,014        31,744          78,237          53,703
                                                        ---------     ---------       ---------       ---------
          Total ................................          102,010        78,106         194,170         139,031
                                                        ---------     ---------       ---------       ---------

Income before income taxes .....................            6,788        37,123          16,314          68,620

Provision for income taxes .....................            2,514        13,364           6,039          24,703
                                                        ---------     ---------       ---------       ---------

Net income .....................................        $   4,274     $  23,759       $  10,275       $  43,917
                                                        =========     =========       =========       =========

Basic earnings per share .......................        $     .14     $     .76       $     .33       $    1.41
                                                        =========     =========       =========       =========

Diluted earnings per share .....................        $     .13     $     .73       $     .32       $    1.35
                                                        =========     =========       =========       =========



                                 See notes to consolidated financial statements.

             UNITED COMPANIES FINANCIAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                     Six Months Ended June 30,
                                                                                 -----------------------------------
                                                                                     1998                 1997
                                                                                 --------------      ---------------

Cash flows from operating activities:
     Net income ......................................................        $    10,275         $    43,917
     Adjustments to reconcile income from continuing operations to net cash used by continuing operating activities:
          Increase in accrued interest receivable ....................             (9,012)             (7,864)
          (Decrease) increase in other assets ........................              6,460             (10,391)
          Increase in other liabilities ..............................             40,796              22,495
          Increase in interest-only and residual certificates ........            (59,057)           (166,598)
          Increase in capitalized mortgage servicing rights ..........            (16,351)            (14,303)
          Amortization of capitalized mortgage servicing rights ......              7,547               3,762
          Loan loss provision on owned loans .........................              1,995               1,454
          Amortization and depreciation ..............................              3,315               3,042
          Deferred income taxes ......................................              1,260              20,842
          Investment gains ...........................................             (2,118)               --
          Proceeds from sales and principal collections of loans
            held for sale ............................................          1,755,545           1,362,942
          Originations and purchases of loans held for sale ..........         (1,804,981)         (1,412,015)
          Decrease in trading securities .............................               --                17,418
                                                                              -----------         -----------
               Net cash used by operating activities .................            (64,326)           (135,299)
                                                                              -----------         -----------

Cash flows from investing activities:
          Proceeds from sales of available-for-sale securities .......              7,187                --
          Purchase of available-for-sale securities ..................               (125)               --
          Proceeds from maturity of held-to-maturity securities ......              4,004                 577
          Purchase of held-to-maturity securities ....................             (5,785)               --
          Capital expenditures .......................................            (12,731)            (12,455)
                                                                              -----------         -----------
               Net cash used by investing activities .................             (7,450)            (11,878)
                                                                              -----------         -----------

Cash flows from financing activities:
          Proceeds from issuance of subordinated notes ...............               --               146,855
          Increase in revolving credit facilities ....................            237,400              50,500
          Proceeds from construction loan ............................               --                 3,846
          Decrease in subordinated debentures ........................             (3,000)               --
          Payments on construction and mortgage loans ................               --               (12,612)
          Increase in debt with maturities of three months or less ...               --               (47,100)
          Decrease in warehouse loan facility ........................             (1,025)            (17,097)
          Proceeds from ESOP debt ....................................               --                   850
          Payments on ESOP debt ......................................               (758)               (759)
          Cash dividends paid ........................................             (7,335)             (7,382)
          Increase in managed cash overdraft .........................              4,484              17,760
          Decrease (increase) in unearned ESOP compensation ..........                926              (1,184)
          Proceeds from exercise of stock options ....................                 68                  27
                                                                              -----------         -----------
               Net cash provided by financing activities .............            230,760             133,704
                                                                              -----------         -----------
     Increase (decrease) in cash and cash equivalents ................            158,984             (13,473)
     Cash and cash equivalents at beginning of period ................                582              14,064
                                                                              -----------         -----------
     Cash and cash equivalents at end of period ......................        $   159,566         $       591
                                                                              ===========         ===========

                                 See notes to consolidated financial statements.

             UNITED COMPANIES FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION.

     In the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of only normal accruals, necessary to present fairly the financial position, the results of operations and the cash flows for the interim periods presented.

     These notes reflect only the major changes from those disclosures contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, filed with the United States Securities and Exchange Commission ("the Commission").

     The consolidated results of operations for the six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year. Certain 1997 amounts have been reclassified to conform with the current year presentations. Such reclassifications had no effect on net income.

2.   INTEREST-ONLY AND RESIDUAL CERTIFICATES -- NET.

     A summary analysis of the changes in the Company's Interest-only and residual certificates for the periods indicated is as follows:

                                                                           SIX MONTHS ENDED     YEAR ENDED
                                                                              JUNE 30,         DECEMBER 31,
                                                                                1998               1997
                                                                            --------------     ------------
                                                                                       (IN THOUSANDS)

          Balance, beginning of period ...............................        $ 882,116         $ 604,474
          Interest-only and residual certificates on loans sold ......          176,945           355,743
          Net increase in allowance for losses on loans sold .........          (31,255)          (33,462)
          Net increase in reserve accounts ...........................           35,095           138,070
          Amortization of Interest-only and residual certificates ....         (121,728)         (182,709)
                                                                              ---------         ---------
          Balance, end of period .....................................        $ 941,173         $ 882,116
                                                                              =========         =========

     The following table sets forth the components of the Interest-only and residual certificates owned by the Company, which are recorded at fair value, at June 30, 1998 and December 31, 1997:

                                                                              JUNE 30,         DECEMBER 31,
                                                                                1998               1997
                                                                             ----------       --------------
                                                                                    (IN THOUSANDS)

          Certificated interests .....................................        $ 654,643         $ 599,426
          Temporary investments - reserve accounts ...................          424,348           389,253
          Allowance for losses on loans serviced .....................         (137,818)         (106,563)
                                                                              ---------         ---------
                    Total ............................................        $ 941,173         $ 882,116
                                                                              =========         =========

     Certificated interests at June 30, 1998 and December 31, 1997 includes $21.9 million and $5.6 million, respectively, of subordinated securities retained by the Company in connection with manufactured housing contract securitizations.

     During the first quarter of 1998, the Company entered into a $1.0 billion interest rate cap transaction for hybrid home equity loans sold in securitization transactions prior to 1998 to mitigate its exposure during the initial two or three year period following the date of sale when the coupon rates on the loans are fixed and the rates on the asset-backed certificates backed by such loans are floating.

     During the first quarter of 1997, the Company implemented Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("SFAS No. 125"). As a result of the implementation of SFAS No. 125, net income for the first six months of 1997 was increased by $4.5 million or $.14 per share on a diluted basis.

3.   LOANS -- NET

     Loans Owned. The following schedule sets forth the components of Loans -- net owned by the Company at June 30, 1998 and December 31, 1997:

                                                       JUNE 30,        DECEMBER 31,
                                                         1998              1997
                                                     ------------     ---------------
                                                              (IN THOUSANDS)

           Loans held for sale ......................  $ 197,506         $ 150,848
           Other loans ..............................     55,793            54,067
                                                       ---------         ---------
                  Total .............................    253,299           204,915

           Real estate owned:
               Home equity ..........................      6,546             6,365
               Commercial and other .................      2,581             3,173
               Manufactured housing contracts .......        178                89
           Nonrefundable loan fees ..................     (3,587)           (2,852)
           Other ....................................     (1,381)           (1,401)
                                                       ---------         ---------
                  Total .............................    257,636           210,289
                                                       ---------         ---------
           Less:
               Allowance for loan losses ............     (3,597)           (3,691)
                                                       ---------         ---------
                                                       $ 254,039         $ 206,598
                                                       =========         =========

     Included in Other loans at June 30, 1998 and December 31, 1997 were nonaccrual loans totaling $9.5 million and $10.1 million, respectively.

     Loans Serviced. The following table sets forth the loans serviced by the Company for third parties at June 30, 1998 and December 31, 1997, by type of loan. Substantially all of these loans were originated by the Company:

                                                         June 30,        December 31,
                                                           1998              1997
                                                      --------------   ---------------
                                                                (IN THOUSANDS)

           Home equity .........................       $ 5,779,463       $ 5,353,429
           Manufactured housing contracts(1) ...           585,166           295,012
           Other ...............................            27,120            33,319
                                                       -----------       -----------
                     Total .....................       $ 6,391,749       $ 5,681,760
                                                       ===========       ===========

          (1) At December 31, 1997, approximately $135.9 million land-and-home contracts were included in home equity loans that are classified as manufactured housing contracts at June 30, 1998.

4.   NOTES PAYABLE

     Notes payable consisted of the following at the dates indicated:

                                                                               JUNE 30,          DECEMBER 31,
                                                                                 1998               1997
                                                                              ----------       ---------------
                                                                                     (IN THOUSANDS)

         Senior debt
              7% Senior unsecured notes due July, 1998 ..............          $ 100,000          $ 100,000
              9.35% Senior unsecured notes due November, 1999 .......            125,000            125,000
              7.7% Senior unsecured notes due January, 2004 .........            100,000            100,000
              Revolving credit facility .............................            429,950            192,550
              Warehouse facilities ..................................              3,640              4,665
              ESOP debt .............................................              9,708             10,466
                                                                               ---------          ---------
                   Total Senior debt ................................            768,298            532,681
                                                                               ---------          ---------

         Subordinated debt
              8.375% Subordinated unsecured notes due July, 2005 ....            149,187            149,145
              Subordinated debentures ...............................              7,000             10,000
                                                                               ---------          ---------
                   Total ............................................          $ 924,485          $ 691,826
                                                                               =========          =========

     The Company's 7% Senior unsecured notes due July, 1998 having an aggregate principal balance of $100 million were paid by the Company on July 15, 1998 with proceeds from the Company's revolving credit facility.

5.   CASH PAID FOR INTEREST AND INCOME TAXES.

     During the six months ended June 30, 1998 and 1997, the Company paid interest on notes payable in the amount of $25.6 million and $20.1 million, respectively. During the six months ended June 30, 1998 and 1997, the Company paid income taxes in the amount of $.4 million and $9.7 million, respectively.

6.   EARNINGS PER SHARE.

     The following table sets forth the computations of basic and diluted earnings per share for the periods indicated:

                                                                          THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                               JUNE 30,                     JUNE 30,
                                                                      ---------------------------  ---------------------------
                                                                          1998           1997           1998          1997
                                                                      ------------  -------------  -------------  ------------
                                                                              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Basic Earnings Per Share
     Income available to common shareholders:


     Net income .................................................        $ 4,274       $ 23,759       $ 10,275       $ 43,917
                                                                         =======       ========       ========       ========

     Weighted average number of common and
     common equivalent shares:

     Average common shares outstanding ..........................         28,099         27,959         28,087         27,989
     Add:    Dilutive effect of preferred stock
              after application of "if converted" method ........          3,136          3,230          3,136          3,230
                                                                         -------       --------       --------       --------
     Total ......................................................         31,235         31,189         31,223         31,219
                                                                         =======       ========       ========       ========

     Earnings per share:

     Net income .................................................        $  0.14       $   0.76       $   0.33       $   1.41
                                                                         =======       ========       ========       ========

Diluted Earnings Per Share

     Income available to common shareholders:

     Net income .................................................        $ 4,274       $ 23,759       $ 10,275       $ 43,917
                                                                         =======       ========       ========       ========

     Weighted average number of common and
     all dilutive shares:

     Average common shares outstanding ..........................         28,099         27,959         28,087         27,989
     Add:     Dilutive effect of stock options after
               application of treasury stock method .............            548            524            493            686
              Dilutive effect of preferred stock
               after application of "if converted" method .......          3,796          3,910          3,796          3,910
                                                                         -------       --------       --------       --------
     Total ......................................................         32,443         32,393         32,376         32,585
                                                                         =======       ========       ========       ========

Earnings per share:

Net income ......................................................        $  0.13       $   0.73       $   0.32       $   1.35
                                                                         =======       ========       ========       ========

     The weighted average anti-dilutive shares that were excluded from the computation of diluted earnings per share were 1,378,296 and 901,399 for the three months ended June 30, 1998 and 1997, respectively, and 1,460,798 and 375,504 for the six months ended June 30, 1998 and 1997, respectively.

7.   COMMITMENTS AND CONTINGENCIES.

     At June 30, 1998, Cash and cash equivalents includes $158 million of temporarily restricted cash related to a commitment to deliver, prior to July 20, 1998, loan documentation on loans sold in a private securitization transaction in June, 1998. Upon delivery of such documentation, the Company applied substantially all of such cash to reduce the outstanding balance of its revolving credit facility.

     As discussed in Notes 12 and 13 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997, the Company has certain contingencies in connection with the sale, during 1996, of its investment in United General Title Insurance Company. There were no material changes in these contingencies in the first six months of 1998.

     The Company used a prefunding feature in connection with its securitization transactions during the second quarter of 1998. At June 30, 1998, approximately $38.9 million was held in a prefunding account for the purchase of the Company's home equity loans during the third quarter of 1998. In addition, at June 30, 1998, approximately $27.4 million was held in a prefunding account for purchase of the Company's manufactured housing contracts during the third quarter of 1998. Such manufactured housing contracts were delivered in July, 1998 and it is anticipated that such home equity loans will be delivered in August, 1998.

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

8.   ACCOUNTING STANDARDS.

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes disclosure standards for reporting comprehensive income in a full set of general purpose financial statements. Comprehensive income for the three months and six months ended June 30, 1998 and 1997 was $4.3 million and $23.8 million (net of income taxes) and $10.3 million and $43.9 million (net of income taxes), respectively.

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

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize, at fair value, all derivatives as either assets or liabilities. The accounting for changes in the fair value of a derivative is dependent upon the intended use of the derivative. SFAS No. 133 is effective for all periods beginning after June 15, 1999. Earlier application of the provisions of SFAS No. 133 is encouraged, but is permitted only as of the beginning of any quarter that begins after issuance of the Statement. Retroactive application is not allowed. The Company is reviewing the provisions of this pronouncement but has not yet determined the effect of its implementation on the Company's financial condition or results of operations.

9.   SUBSEQUENT EVENTS.

     On July 21, 1998, the Company announced that a Special Committee of its Board of Directors had engaged Salomon Smith Barney to assist the Company in seeking a potential strategic partner that could improve the Company's ability to access additional capital to accelerate its growth.

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

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997

         The Company's operations primarily consist of the production (by origination or purchase), sale and servicing of first mortgage, non-conventional, home equity loans ("loans") and manufactured housing loan contracts ("contracts"). The principal home equity loan products are fixed rate, adjustable rate ("ARM") and hybrid (i.e., the rate is fixed for a specified period and becomes adjustable thereafter). Fundamental to the profitability and funding of the Company's operations is the sale of loans and contracts with servicing rights retained. The majority of the Company's revenue is derived from the gain recognized on the sale of loans and contracts and the recognition of net loan fees at the time of sale of the loans and contracts. Net loan fees on loans and contracts owned by the Company are recognized over the lives of the loans and contracts as an adjustment to yield using the interest method.

         The Company sells substantially all of its loan and contract production in securitization transactions. During the first six months of 1998 and 1997, the Company sold $1.548 billion and $1.160 billion, respectively, of its home equity loans and $185 million and $145 million, respectively, of its manufactured housing contracts.

         The weighted average interest spread on home equity loans sold to third parties (the difference between the stated rate on the loan and the rate paid to purchasers of the securities backed by these loans, less recurring fees) was 4.64% and 4.79% in the first six months of 1998 and 1997, respectively. The weighted average interest spread on contracts sold to third parties was 2.19% and 3.68% in the first six months of 1998 and 1997, respectively. The weighted average interest spread on loans and contracts sold is determined without regard to credit losses, which are provided for separately by the Company.

         Net income for the six months ended June 30, 1998 was $10.3 million ($.32 per share based on 32.4 million weighted average shares outstanding) compared to $43.9 million for the same period of 1997 ($1.35 per share based on 32.6 million weighted average shares outstanding). The decrease in net income in the first six months of 1998 resulted primarily from a $10 million negative adjustment to the valuation of the Company's Interest-only and residual certificates in the second quarter, an increase in the amortization of these certificates and increased expenses related to continued expansion of the Company's retail infrastructure. In addition, during the second quarter of 1998, the Company recorded a $10 million increase in the allowance for loan losses on loans serviced. Further, net income for the first six months of 1997 was increased by $4.5 million as the result of the implementation by the Company of Statement of Financial Accounting Standards No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("SFAS
No. 125").

         Revenues. The following table sets forth information regarding the components of the Company's revenues for the periods indicated:

                                                                        SIX MONTHS ENDED JUNE 30,
                                                                      ------------------------------
                                                                          1998             1997
                                                                      ------------      ------------
                                                                             (IN THOUSANDS)

         Loan sale gains .......................................        $ 123,613        $ 110,919
         Finance income, fees earned and other loan income .....           66,526           82,799
         Investment income .....................................           17,822           10,881
         Other .................................................            2,523            3,052
                                                                        ---------        ---------
                   Total .......................................        $ 210,484        $ 207,651
                                                                        =========        =========

         The Company sells substantially all loans which it originates or purchases and generally retains the servicing rights on loans sold. Under the sales/servicing agreements, the buyer receives the principal collected on the loan and an agreed upon rate on the outstanding principal balance, and the Company retains the excess of the interest at the contractual rate over the sum of the rate paid to the buyer (the "investor" rate), a normal servicing fee and, where applicable, the trustee fee and surety bond fee. At the time of sale, the Company allocates a portion of its basis in the loans to mortgage servicing rights which is recorded as an asset (Capitalized mortgage servicing rights), records as an asset the fair value of the excess interest retained by it (Interest-only and residual certificates), makes a provision for an allowance for losses on the loans sold for which it retains the servicing, and recognizes the resulting loan sale gain as revenue. The fair value of the Company's Interest-only and residual certificates, which is net of the allowance for loan losses on serviced loans, is determined at the time of sale by the Company by computing the present value of the cash flows of the excess interest retained by the Company expected to be received by it (using the expected dates that such interest is to be released from the related reserve accounts), discounted at an interest rate that the Company believes an unaffiliated third-party purchaser would require as a rate of return on a financial instrument comprised of such cash flows. These amounts are calculated using prepayment and default assumptions based on the actual experience of the Company's owned and serviced portfolio for home equity loans and comparable industry prepayment statistics for manufactured housing contracts. On a quarterly basis, the Company reviews the fair value of the Interest-only and residual certificates by analyzing its prepayment and other assumptions in relation to its actual experience, and, if necessary, adjusts the carrying value of the Interest-only and residual certificates to such fair value through a charge or credit to earnings. In the second quarter of 1998 the Company increased the prepayment ("CPR") assumptions used to calculate loan sale gains and value the Interest-only and residual certificates on its ARM and hybrid products. These revised assumptions were applied to previously securitized loans and loans sold during the quarter. A negative adjustment of $10 million was made as of June 30, 1998 and charged to earnings for the quarter then ended. The prepayment assumptions used by the Company as of June 30, 1998 in computing loan sale gains and the carrying value of the Interest-only and residual certificates related to its home equity products were as follows:

     o With its fixed rate product, the Company assumes a life-to-date prepayment speed of 24.1% based on a seasoning curve that begins at 9% in month one, increases to 27% in month 12, increases to 30% in month 20 and stays constant until month 36, ramps down to 17% by month 53 and remains constant at this rate until maturity. At June 30, 1998, the Company had $3.4 billion in fixed rate home equity loans in its servicing portfolio.

     o The Company assumes a life-to-date prepayment speed of 29.5%, based on a seasoning curve, for its adjustable rate product ("ARMs"). The curve begins at 14% in month one, peaks at 39% in month 12, decreases slightly to 34% by month 19 and stays constant until month 28 when it declines to 33% and remains at this rate until month 48, then ramps down to 17% by month 56 and remains constant at this rate until maturity. At June 30, 1998, the Company had $1.0 billion in ARMs in its servicing portfolio.

     o The Company assumes a life-to-date prepayment speed of 25.1%, based on a seasoning curve, for its hybrid loan products, i.e., products that have rates fixed for three years and become adjustable thereafter. The curve begins at 4% in month one, increases to 27% in month 12, continues to increase to 30% in month 30 and stays constant until month 40, ramps down to 20% by month 56 and remains constant at this rate until maturity. At June 30, 1998, the Company had $1.5 billion in hybrid loans in its servicing portfolio, of which $1.1 billion have rates fixed for three years.

         The following table provides life-to-date prepayment rates and pool factors as of June 30, 1998, with respect to the Company's home equity loan securitizations by year of securitization for the years indicated:

                              Fixed                         ARM                                Hybrid
                ------------------------------- ------------------------------ --------------------------------------
                              Life-                         Life-                              Life-
   Year of       Original    to-Date    Pool     Original  to-Date     Pool       Original    to-Date       Pool
Securitization    Balance      CPR   Factor (1)  Balance     CPR    Factor (1)    Balance       CPR      Factor (1)
--------------  -----------  ------- ----------  --------  -------  ----------    --------    -------    ----------
                                                    (dollars in thousands)

1993            $   415,525    27%     18.97%   $  34,990     36%      11.27%       --           __          __
1994                935,568    26%     29.66%      74,987     37%      17.30%       --           __          __
1995              1,030,698    26%     39.78%     391,652     30%      36.97%       --           __          __
1996              1,350,058    24%     57.96%     732,762     32%      50.48%   $   142,308      30%       50.23%
1997              1,224,998    21%     81.43%     479,294     31%      74.73%     1,020,707      18%       86.33%
1998(2)             324,984    17%     96.58%      71,474     25%      95.27%       228,525      15%       97.12%

(1) Pool Factor - Percentage of the securitization remaining outstanding at June 30, 1998.
(2) 1998 amounts relate only to first quarter 1998 securitization.

         The following table provides life-to-date prepayment rates and pool factors as of June 30, 1998, with respect to the Company's manufactured housing contract securitizations by year of securitization for the years indicated:

                                    Real Estate                                     Chattel
                    --------------------------------------------- ---------------------------------------------
    Year of           Original      Life-to-Date       Pool         Original       Life-to-Date       Pool
Securitization        Balance           CPR         Factor (1)      Balance            CPR         Factor (1)
----------------    -------------   -------------  -------------- -------------   ---------------  ------------
                                                    (dollars in thousands)
1996                $     55,031        20%           67.46%       $   109,968          7%           86.58%
1997                     100,403        16%           87.51%           204,573          6%           94.03%
1998(2)                   34,531         6%           98.85%            65,468          7%           98.72%

(1) Pool Factor - Percentage of the securitization remaining outstanding at June 30, 1998.
(2) 1998 amounts relate only to first quarter 1998 securitization.

         Loan sale gains constitute the largest component of the Company's revenues. The increase in the amount of loan sale gains in the first six months of 1998 compared to the same period of 1997 was due primarily to a $390 million increase in the amount of home equity loans sold. Loan sale gains for the first six months of 1998 also include $2.6 million as the result of the sale of approximately $185 million in manufactured housing contracts compared to $10.6 million recognized in the first six months of 1997 resulting from the sale of approximately $145 million in manufactured housing contracts. The decline in loan sale gain recognized on the sale of manufactured housing contracts during the first six months of 1998 compared to the same period of 1997 resulted from a decrease in the interest spread retained on contracts sold as the manufactured housing products originated and sold during the first six months of 1998 generally have a lower coupon interest rate and higher loan origination fees than products originated and sold during the same period of 1997. Loan sale gains are reduced by estimated future credit losses on loans sold, transaction expenses and loan acquisition premiums. Loan sale gains for the six months ended June 30, 1998 and 1997 were reduced by $34.3 million and $24.7 million, respectively, to provide for estimated future losses on loans sold. The capitalization of mortgage servicing rights is also included in loan sale gains and totaled $16.4 million during the first six months of 1998 compared to $14.3 million for the same period of 1997. During the second quarter of 1997, loan sale gains were reduced by $6.4 million resulting from costs incurred in a series of rate hedge mechanisms implemented in connection with the Company's 1997 second quarter securitization transactions.

         The following table presents information regarding loan sale transactions for the periods indicated:

                                                    HOME EQUITY LOANS               MANUFACTURED HOUSING CONTRACTS
                                                --------------------------         --------------------------------
                                                    SIX MONTHS ENDED                       SIX MONTHS ENDED
                                                        JUNE 30,                              JUNE 30,
                                                --------------------------         --------------------------------
                                                   1998           1997                 1998                1997
                                                -----------    -----------         --------------      ------------
                                                    (DOLLARS IN THOUSANDS)                 (DOLLARS IN THOUSANDS)

Loans sold servicing retained ..........        $ 1,477,545    $ 1,159,687           $ 185,379          $ 144,586
Average coupon .........................              10.72%         11.12%               9.09%             10.99%
Interest spread retained ...............               4.64%          4.79%               2.19%              3.68%
Loans sold servicing released ..........        $    70,923           --                  --                 --
Loan sale gains ........................        $   121,052    $   100,354           $   2,561          $  10,565

         The Company has securitized certain home equity loans that have a fixed coupon rate for two or three years and then convert into an adjustable rate for the remaining lives of the loans ("hybrid loans") of which $1.5 billion were outstanding as of June 30, 1998. The investor rate on the asset-backed securities backed by these hybrid loans is based on a floating interest rate and is calculated monthly by reference to the London interbank offered rate for one-month U.S. dollar deposits ("1-month LIBOR"). During the first quarter of 1998, the Company entered into a $1.0 billion interest rate cap transaction for hybrid loans securitized prior to 1998 to mitigate its exposure during the initial two or three year period when the coupon rates are fixed and the investor rates are floating. In addition, certain classes of the asset-backed securities of the Company's 1996, 1997 and 1998 securitizations backed by fixed rate home equity loans provide for floating investor rates based on 1-month LIBOR. These securitizations were structured so that the maturity of these floating investor rate securities is anticipated to be approximately one year. As of June 30, 1998, $165 million of such 1997 securities and $254 million of such 1998 securities remain outstanding.

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

         In connection with loan securitization transactions, the Company has used a prefunding feature which "locks in" the rate that the Company will pay to the investor on a predetermined amount of loans for future delivery. The Company is obligated for the difference between the investment earnings on the prefunded amount and the interest at the investor rate paid to the investor during the period from the date of the closing of the securitization transaction until the date of delivery of the loans. In connection with the securitization transactions which closed in the second quarter of 1998, approximately $38.9 million was held in prefunding accounts for purchase of the Company's home equity loans and $27.4 million for the purchase of manufactured housing contracts during the third quarter of 1998. Such manufactured housing contracts were delivered in July, 1998 and it is anticipated that such home equity loans will be delivered in August, 1998.

         Finance income, fees earned and other loan income, which constitutes the second largest component of the Company's revenues, was comprised of the following items for the periods indicated:

                                                                          SIX MONTHS ENDED JUNE 30,
                                                                        -----------------------------
                                                                           1998             1997
                                                                        ------------     ------------
                                                                              (IN THOUSANDS)
     Servicing fees and excess interest collected ...............        $ 122,728          $ 91,966
     Loan origination fees ......................................           79,995            50,282
     Loan interest ..............................................            9,080            10,317
     Other loan income ..........................................            7,620             5,984
     Amortization of Interest-only and residual certificates ....         (121,730)          (70,887)
     Amortization of Capitalized mortgage servicing rights ......           (7,547)           (3,762)
     Provision for losses on serviced loans .....................          (23,620)           (1,101)
                                                                         ---------          --------
               Total ............................................        $  66,526          $ 82,799
                                                                         =========          ========

         The increase in servicing fees and excess interest collected reflects the growth in the portfolio of loans serviced for third party investors. The average portfolio of loans serviced for third party investors was $6.0 billion and $4.4 billion for the six months ended June 30, 1998 and 1997, respectively.

         Loan origination fees in excess of direct origination costs on each loan originated by the Company are recognized over the life of the loan or earlier at the time of sale of the loan to a third party. During the first six months of 1998 and 1997, the Company sold approximately $1.5 billion and $1.2 billion, respectively, in home equity loans and recognized approximately $65.0 million and $42.4 million, respectively, in loan origination fees (which relate primarily to fixed rate retail production) in connection with these sales.

         The increase in servicing fees earned and loan origination fees for the first six months ended June 30, 1998, as compared to the same period of 1997, was offset by a $50.8 million increase in amortization of Interest-only and residual certificates and a $3.8 million increase in amortization of Capitalized mortgage servicing rights, primarily as the result of an increase in the amount of loans refinanced or prepaid. In addition, during the second quarter of 1998, the Company increased the prepayment ("CPR") assumptions used by it in valuing the Interest-only and residual certificates on its ARM and hybrid products resulting in a $7.7 million increase in amortization of the Company's Interest-only and residual certificates. During the first quarter of 1997, amortization of the Company's Interest-only and residual certificates was positively effected by the implementation of SFAS No. 125 which increased finance income by $8.9 million.

         The provision for losses on serviced loans increased $22.5 million during the first six months of 1998 compared to the same period of 1997 and includes an additional $10 million provision for loan losses during the second quarter of 1998 on loans securitized in prior quarters.

         The Company estimates that nonaccrual loans reduced finance income for the first six months of 1998 and 1997 by approximately $25.2 million and $16.3 million, respectively. The Company is generally obligated to advance interest on delinquent loans serviced for third party investors until satisfaction of the note, liquidation of the collateral or charge off of the delinquent loan. During the first six months of 1998, the average amount of nonaccrual loans owned and/or serviced by the Company was approximately $423.4 million compared to $265.7 million in the same period of 1997.

         Investment income totaled $17.8 million for the first six months of 1998 compared to investment income of $10.9 million during the same period of 1997. Investment income is primarily related to interest earned on temporary investments in reserve accounts established in connection with loan sales in securitization transactions.

         Other income relates to income earned by the Company's telecommunications business and property management with respect to its office park.

         Expenses. The following table presents the components of the Company's expenses for the periods indicated:

                                         SIX MONTHS ENDED JUNE 30,
                                        ---------------------------
                                           1998             1997
                                        -----------      ----------
                                               (IN THOUSANDS)
         Personnel ...............        $ 77,379       $  59,010
         Interest ................          38,554          26,318
         Other operating .........          78,237          53,703
                                          --------       ---------
                   Total .........        $194,170       $ 139,031
                                          ========       =========


         The increase in personnel costs are primarily associated with the continued expansion of the Company's lending operations. The remaining increase is primarily related to incentive compensation related to an increase in home equity loan production.

         Interest expense for the first six months of 1998 increased approximately $12.2 million compared to the same period of 1997 principally due to an increase in the average amount of debt outstanding.

         Other operating expenses increased approximately $24.5 million during the first six months of 1998 compared to the same period of 1997 primarily as the result of costs associated with the expansion of the Company's lending operations. During the six months ended June 30, 1998 and 1997, advertising expense totaled $25.4 million and $14.3 million and occupancy and equipment expenses were $17.7 million and $12.2 million, respectively.

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

         Substantially all of the home equity loans and manufactured housing contracts produced by the Company are sold in securitization transactions in which securities backed by these loans and contracts ("asset-backed securities") are sold, with servicing rights retained. In public securitization transactions consummated through shelf registration statements of the Company's subsidiaries, the purchasers of the asset-backed securities receive a security which is credit enhanced, in part, in such home equity loan securitizations and one manufactured housing contract securitization, through a guaranty provided by a third party insurer or, in connection with the other manufactured housing contract securitizations, through a senior/subordinated structure. Credit enhancement for such home equity asset-backed securities is also provided by subordinating a cash deposit and the excess interest spread retained by the Company, up to a specified amount (the "Subordinated Amount"), to the payment of scheduled principal and interest on the securities. The subordination of the cash deposit and the excess interest spread retained by the Company relates to credit losses which may occur after the sale of the loans and generally continues until the earlier of the payment in full of the loans or termination of the agreement pursuant to which the loans were sold. If cumulative payment defaults exceed the Subordinated Amount, a third party insurer is obligated to pay any further losses experienced by the owners of the asset-backed securities. Except for one manufactured housing contract securitization in which credit enhancement is provided by a third party insurer and subordination of the retained excess interest spread, such losses are borne first by the subordinated asset-backed securities in the Company's manufactured housing contract securitizations. The Company has retained some of the subordinated securities in such securitizations. In a sale by the Company of approximately $451 million of loans pursuant to a private securitization transaction in the second quarter of 1998, credit enhancement for the asset-backed securities sold thereunder was provided by subordination of the excess interest spread retained by the Company and limited recourse against the Company.

         The Company is also obligated to cure, repurchase or replace loans and contracts which may be determined after the sale to violate representations and warranties relating to them and which are made by the Company at the time of the sale. The Company regularly evaluates the quality of the loan portfolio and estimates its risk of loss based upon historical loss experience, prevailing economic conditions, estimated collateral value and such other factors which, in management's judgment, are relevant in estimating the credit risk in owned and/or serviced loans. For loans and contracts sold, the Company records a provision for the estimated amount of credit losses at the time of sale, and records such amount on its balance sheet in the allowance for loan losses as a reduction of the Interest-only and residual certificates. Estimated losses on the owned portfolio are also provided for by an increase in the allowance for loan losses through a charge to current operating income. At June 30, 1998, the allowance for loan losses on loans serviced was $137.8 million and $3.6 million on loans owned by the Company. The maximum recourse associated with sales of home equity loans and manufactured housing contracts according to terms of the sale agreements totaled approximately $1.5 billion at June 30, 1998, substantially all of which relates to the subordinated cash and excess interest spread. Should credit losses on loans and contracts sold materially exceed the Company's estimates for such losses, such consequence will have a material adverse impact on the Company's operations.

         At June 30, 1998, the contractual balance of home equity loans serviced was approximately $5.9 billion, substantially all of which are owned by and serviced for third party investors. The portfolio is geographically diversified. Although the Company services loans in 50 states and the District of Columbia, at June 30, 1998 a substantial portion of the home equity loans serviced were originated in California (9.4%), Louisiana (7.9%), Florida (7.2%), Ohio (6.4%) and North Carolina (5.3%), respectively, and no other state accounted for more than 4.7% of the serviced portfolio. In addition, at June 30, 1998, the Company serviced approximately $651 million of manufactured housing contracts, 16.9% of which were originated in South Carolina, 16.3% in Texas and 13.3% in North Carolina. The risk inherent in geographic concentrations is dependent not only upon regional and general economic stability which affects property values, but also the financial well-being and creditworthiness of the borrower.

         The following two tables set forth information relating to certain contractual delinquency, default and loss experience for home equity loans serviced as of the dates indicated in the first table and for the periods indicated in the second table, including loans owned by the Company and loans serviced for others:

                                              JUNE 30, 1998                  DECEMBER 31, 1997
                                     -------------------------------   -------------------------------
                                                           % OF                              % OF
                                      CONTRACTUAL       CONTRACTUAL     CONTRACTUAL       CONTRACTUAL
                                        BALANCE           BALANCE         BALANCE           BALANCE
                                     -------------     -------------   -------------     -------------
                                                        (DOLLARS IN THOUSANDS)
Home equity loans
  serviced ...................        $ 5,930,552                       $ 5,528,923
                                      ===========                       ===========

Delinquency
  30-59 days .................        $   139,880            2.36%      $   176,882            3.20%
  60-89 days .................             57,294             .96            57,975            1.05
  90+ days ...................             90,014            1.52            46,873            0.85
                                      -----------           -----       -----------           -----
                                          287,188            4.84           281,730            5.10
                                      -----------           -----       -----------           -----
Defaults
  Foreclosures in
     process .................            195,210            3.29           189,801            3.43
  Bankruptcy .................            131,113            2.21           115,856            2.10
                                      -----------           -----       -----------           -----
                                          326,323            5.50           305,657            5.53
                                      -----------           -----       -----------           -----

 Total delinquency
   and defaults ..............        $   613,511           10.34%      $   587,387           10.63%
                                      ===========           =====       ===========           =====

                                                        SIX MONTHS ENDED JUNE 30,                  YEAR ENDED DECEMBER 31,
                                                        1998                 1997                1997                   1996
                                                    -------------       -------------        -------------         -------------
                                                              (IN THOUSANDS)                            (IN THOUSANDS)

Average dollar amount of home equity loans
  outstanding during period .....................    $ 5,729,738          $ 4,354,667          $ 4,784,531          $ 3,370,810
                                                     ===========          ===========          ===========          ===========

Net losses
         Gross losses(1) ........................    $    23,133          $    15,030          $    32,984          $    19,484
         Recoveries(2) ..........................         (1,164)                (861)              (1,937)              (2,371)
                                                     -----------          -----------          -----------          -----------
         Net Losses .............................    $    21,969          $    14,169          $    31,047          $    17,113
                                                     ===========          ===========          ===========          ===========
Net losses for the last four quarters as a
  percentage of average amount outstanding ......           0.72%                0.61%                0.65%                0.51%

(1) "Gross Losses" are amounts which have been determined to be uncollectible relating to home equity loans for each respective period.

(2) "Recoveries" are recoveries from liquidation proceeds and deficiency judgments.

         The contractual balances exclude home equity real estate owned and/or serviced which totaled $117.4 million and $98.9 million at June 30, 1998 and December 31, 1997, respectively. The Company believes that the decrease in the total percentage of delinquencies and defaults at June 30, 1998 compared to December 31, 1997 is not attributable to any single factor, but rather reflects a combination of factors, including the seasonal nature of delinquencies inherent in the portfolio.

         The following tables provide certain contractual delinquency and default data with respect to home equity loans serviced by the Company, by year of loan origination, as of the dates indicated:

                                                          JUNE 30, 1998
                    -------------------------------------------------------------------------------------------
                                                                                DEFAULTS
                                             DELINQUENCY              ----------------------------     TOTAL
                    CONTRACTUAL  ---------------------------------    FORECLOSURES BANK-            DELINQUENCY
YEAR OF ORIGINATION   BALANCE      30-59   60-89      90+     TOTAL    IN PROCESS  RUPTCY   TOTAL    & DEFAULTS
------------------- -----------  ------- --------  -------  -------   ------------ ------ --------  -----------
                                                      (DOLLARS IN THOUSANDS)

1992 & prior...... $     94,769    2.57%    1.01%    2.18%    5.76%        4.77%    6.39%   11.16%     16.92%
1993..............      110,407    3.64%    1.18%    1.35%    6.17%        5.07%    5.71%   10.78%     16.95%
1994..............      248,967    3.41%    1.25%    2.19%    6.85%        5.76%    7.41%   13.17%     20.02%
1995..............      571,575    3.56%    1.30%    2.59%    7.45%        8.23%    6.66%   14.89%     22.34%
1996..............    1,180,228    3.41%    1.65%    2.40%    7.46%        6.55%    3.61%   10.16%     17.62%
1997..............    2,245,338    2.54%    0.99%    1.63%    5.16%        2.06%    0.87%    2.93%      8.09%
1998..............    1,479,268    0.50%    0.18%    0.09%    0.77%        0.01%    0.01%    0.02%      0.79%
                   ------------
    Total......... $  5,930,552    2.36%    0.96%    1.52%    4.84%        3.29%    2.21%    5.50%     10.34%
                   ============


                                                        DECEMBER 31, 1997
                   --------------------------------------------------------------------------------------------
                                                                                 DEFAULTS
                                            DELINQUENCY                ----------------------------      TOTAL
                    CONTRACTUAL   ----------------------------------   FORECLOSURES  BANK-             DELINQUENCY
YEAR OF ORIGINATION   BALANCE      30-59   60-89      90+     TOTAL    IN PROCESS   RUPTCY   TOTAL     & DEFAULTS
------------------- -----------   ------- -------   ------- --------   ----------- ------ --------  ------------
                                                      (DOLLARS IN THOUSANDS)

1991 & prior...... $     75,114    4.79%   1.06%     1.56%    7.41%       4.92%     5.72%   10.64%     18.05%
1992..............       43,134    5.21%   1.72%     2.28%    9.21%       4.82%     5.23%   10.05%     19.26%
1993..............      135,399    4.59%   1.12%     1.01%    6.72%       4.79%     5.30%   10.09%     16.81%
1994..............      302,819    4.95%   1.54%     1.47%    7.96%       6.17%     6.79%   12.96%     20.92%
1995..............      710,685    5.04%   1.59%     1.46%    8.09%       7.80%     5.66%   13.46%     21.55%
1996..............    1,544,278    4.54%   1.50%     1.22%    7.26%       5.39%     2.28%    7.67%     14.93%
1997..............    2,717,494    1.62%   0.58%     0.35%    2.55%       0.74%     0.23%    0.97%      3.52%
                   ------------
    Total......... $  5,528,923    3.20%   1.05%     0.85%    5.10%       3.43%     2.10%    5.53%    10.63%
                   ============

         The following table provides certain pool factors and cumulative losses with respect to the Company's home equity loans by year of production for the periods indicated:

                                                                     CUMULATIVE
     YEAR                HOME-EQUITY                                NET LOSSES AS
      OF                    LOAN                   POOL                 % OF
  PRODUCTION             PRODUCTION              FACTOR(1)           PRODUCTION
---------------        ---------------        ---------------      ---------------
                              (DOLLARS IN THOUSANDS)
FIXED

     1993               $   500,900                 20.83%           2.20%
     1994               $   837,901                 28.59%           2.58%
     1995               $ 1,130,715                 38.15%           1.74%
     1996               $ 1,383,714                 54.84%           0.33%
     1997               $ 1,373,984                 74.76%           0.01%
     1998               $   768,351                 95.92%           0.00%

ARM

     1993               $    38,968                 15.61%           1.73%
     1994               $    70,920                 13.25%           0.70%
     1995               $   410,922                 34.11%           0.98%
     1996               $   860,744                 48.96%           0.22%
     1997               $ 1,513,667                 80.48%           0.01%
     1998               $   770,358                 96.35%           0.00%

(1) Pool Factor - Percentage of the year's production remaining outstanding at June 30, 1998.

         The following two tables provide certain contractual delinquency, default and loss experience information for manufactured housing contracts serviced as of the dates indicated in the first table and for the periods indicated in the second table, including manufactured housing contracts owned by the Company and contracts serviced for others.:

                                                            JUNE 30,                       DECEMBER 31,
                                                    -------------------------        -------------------------
                                                      1998            1997              1997           1996
                                                    ---------      ----------        ----------      ---------

Number of manufactured
    housing contracts...........................       17,956           9,814            13,816          5,412

Delinquency period (1)(2)(3)
         30-59 days.............................         2.36%           2.67%             3.13%          1.88%
         60-89 days.............................         0.88            0.78              1.11            .57
         90 days and over.......................         1.73            0.64              1.49            .16
                                                    ---------      ----------        ----------      ---------
                                                         4.97%           4.09%             5.73%          2.61%
                                                    =========      ==========        ==========      =========

Dollar amount (in thousands) of
    manufactured housing contracts in
    repossession at the end of period(3)........    $   8,558      $    1,719        $    4,797      $     725

(1) As a percentage of the number of manufactured housing contracts as of the date indicated and excluding contracts already in repossession.

(2) The delinquency period is based on the number of days payments are contractually past due (assuming 30-day months). Therefore, a manufactured housing contract with a payment due on the first day of a month is not 30 days delinquent until the first day of the next month. The information includes as current those manufactured housing contracts whose borrowers have entered bankruptcy proceedings and had their scheduled payment changed under a bankruptcy payment plan, provided that the borrowers are current under their bankruptcy payment plan.

(3) Manufactured housing contracts in the process of foreclosure but not yet repossessed have been included in the appropriate delinquency period.

                                                              SIX MONTHS ENDED                   YEAR ENDED
                                                                  JUNE 30,                      DECEMBER 31,
                                                          ------------------------        ------------------------
                                                             1998          1997              1997          1996
                                                          ----------    ----------        -----------   ----------
                                                           (DOLLARS IN THOUSANDS)          (DOLLARS IN THOUSANDS)

Dollar amount of manufactured housing
     contracts outstanding at end of period............   $ 650,729     $ 309,686         $  456,937    $ 170,869

Net Losses
         Gross Losses (1)..............................   $   2,397     $     287         $      866    $      32
         Recoveries (2)................................         (17)           (3)                (7)         (10)
                                                          ----------    ----------        -----------   ----------
         Net Losses....................................   $   2,380     $     284         $      859    $      22
                                                          ==========    ==========        ===========   =========
Net Losses for the last four quarters as a
     percentage of average amount outstanding..........        0.63%         0.24%              0.27%        0.03%

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

                                                                    SIX MONTHS ENDED JUNE 30, 1998
                                                              ----------------------------------------------
                                                                 OWNED           SERVICED           TOTAL
                                                              ------------      -----------      -----------
                                                                        (DOLLARS IN THOUSANDS)

Allowance for loan losses, beginning of period ........        $   3,691         $ 106,563         $ 110,254

Provision for loan losses .............................            1,995            53,757            55,752

Net loans charged off .................................           (2,089)          (22,502)          (24,591)
                                                               ---------         ---------         ---------

Allowance for loan losses, end of period ..............        $   3,597         $ 137,818         $ 141,415
                                                               =========         =========         =========

                                                                    SIX MONTHS ENDED JUNE 30, 1997
                                                             ---------------------------------------------
                                                                OWNED          SERVICED           TOTAL
                                                             ------------     -----------      -----------
                                                                        (DOLLARS IN THOUSANDS)

Allowance for loan losses, beginning of period ........        $  4,141         $ 73,102         $ 77,243

Provision for loan losses .............................           1,454           25,831           27,285

Net loans charged off .................................          (2,146)         (13,082)         (15,228)

Reserve reclassification ..............................             394             --                394
                                                               --------         --------         --------

Allowance for loan losses, end of period ..............        $  3,843         $ 85,851         $ 89,694
                                                               ========         ========         ========

         The above delinquency, default and loan loss experience represents the Company's experience for the periods reported. However, the delinquency, default and loss percentages may be affected by the increase in the size and aging of the portfolio. In addition, the Company can neither quantify the impact of property value declines, if any, on the home equity loans and manufactured housing contracts nor predict whether or to what extent or how long such declines may exist. In a period of such declines, the rates of delinquencies, defaults and losses on the home equity loans and manufactured housing contracts could be higher than those theretofore experienced in the sub-prime residential mortgage and manufactured housing lending industries in general. Adverse economic conditions (which may or may not affect real property values) may affect the timely payment by borrowers of scheduled payments of principal and interest on the home equity loans and manufactured housing contracts and, accordingly, the actual rates of delinquencies, defaults and losses. As a result, the information in the above tables should not be considered as the only basis for assessing the likelihood, amount or severity of delinquencies, defaults or losses in the future and no assurance can be given that the delinquency, default and loss experience presented in the tables will be indicative of such experience.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal cash requirements arise from loan originations, deposits to reserve accounts, repayments of debt borrowed under the Company's senior and subordinated notes and credit facilities, payments of operating and interest expenses, and income taxes. The Company uses the proceeds of its revolving credit facility (the "Credit Facility") as the primary source of funding of loan production pending sales in securitizations. In July, 1998, the commitment amount of the Credit Facility was increased from $800 million to $850 million. Proceeds of the Credit Facility may be used for general corporate purposes, including the interim funding of loan originations, and to refinance existing debt. The Company's borrowings are in turn repaid with cash proceeds received from selling such loans through securitizations. The Credit Facility is provided by a group of 22 banks, matures in April 2000, and provides for revolving loans and letters of credit. During 1997 and the first six months of 1998, the Credit Facility was primarily used to fund the origination of home equity loans and manufactured housing contracts. These borrowings were repaid upon the delivery of the loans and contracts into the securitization transactions. As a result of the March, 1998 downgrade by Standard and Poor's, a division of McGraw-Hill Companies, Inc. ("S&P"), of its ratings of the Company's long-term unsecured debt, the rate of interest payable by the Company under the terms of the Credit Facility has increased. See "Ratings" below. At June 30, 1998, letters of credit in the aggregate maximum amount of $100 million (of which the available draw amount at June 30, 1998 was $54 million) were outstanding under the Credit Facility for the Company's account and were deposited in 1997 in lieu of cash into the related reserve accounts established in connection with the Company's 1997 third and fourth quarter home equity loan securitization transactions.

         In addition to the Credit Facility, the Company maintains three sources of financing for its home equity loan originations: a master repurchase facility provided by a major national bank (the "Master Repo"), a warehouse facility provided by the investment banker which acted as lead underwriter for the Company's 1998 second quarter home equity loan securitization (the "Investment Bank Warehouse"), and a warehouse facility provided by United Companies Life Insurance Company ("UCLIC"). The Master Repo provides funding for up to $300 million of eligible home equity loans and is committed until April, 2000. As of June 30, 1998, no repurchase obligations were outstanding under the Master Repo. The Investment Bank Warehouse was directly related to the 1998 second quarter fixed rate home equity loan securitizations, initially provided for funding up to $300 million of eligible home equity loans for such securitizations and terminated upon the closing of the last delivery of loans under the prefunding accounts related to the fixed rate securitization. As of June 30, 1998, $150 million was available and no amounts were outstanding under the Investment Bank Warehouse. The UCLIC warehouse facility which was established upon the sale of UCLIC in 1996, provides for the purchase of up to $150 million in first mortgage residential loans and has a maturity of July, 1999. The Company has the right for a limited time to repurchase certain loans which are eligible for securitization and as of June 30, 1998, $3.6 million in loans eligible for securitization were funded under this facility. The Company has issued $100 million, $125 million and $100 million of senior unsecured notes which mature in 1998, 1999 and 2004, respectively, and in June 1997 sold $150 million of unsecured subordinated notes maturing in 2005 (such senior and subordinated unsecured notes collectively referred to as the "Notes"). During July 1998, the Company utilized the Credit Facility to pay $100 million of the senior unsecured notes which matured July 15, 1998. The Credit Facility and the Notes require the Company to maintain a minimum consolidated fixed charge coverage ratio. The Company has experienced a declining trend in this ratio. Management of the Company presently expects that results of the operations for the 1998 third quarter will not result in a decline in this ratio below the amount required by the Credit Facility and the Notes. However, in the event the consolidated fixed charge coverage ratio as of September 30, 1998 is less than the minimum required, an event of default will occur under the Credit Facility and the Notes and payment of the outstanding principal balance thereof will be due unless, prior to the expiration of cure periods provided therein, waivers are obtained by the Company.

         Substantially all of the home equity loans and manufactured housing contracts originated or acquired by the Company are sold. Net cash from operating activities of the Company in the first six months of 1998 and 1997 reflects approximately $1.8 billion and $1.4 billion, respectively, in cash used for loan originations and acquisitions of home equity loans and manufactured housing contracts. The primary source of funding for loan originations is derived from the reinvestment of proceeds from the ultimate sale of these products in the secondary market which totaled approximately $1.8 billion and $1.4 billion in the first six months of 1998 and 1997, respectively. In connection with the home equity loan and one manufactured housing contract transactions in the secondary market, third-party surety bonds and subordination of cash deposits and excess interest retained by the Company have been provided as credit enhancements. The loan sale transactions have required the subordination of certain cash flows retained by the Company from the loans sold to the payment of principal and interest due to holders of the asset-backed securities. In connection with these transactions, the Company has been required, in some instances, to fund an initial deposit, and thereafter, in each transaction, other than the private securitization transaction consummated in the second quarter of 1998, a portion of the amounts receivable by the Company from the excess interest spread has been required to be placed and maintained in a reserve account to the extent of the subordination requirements. The subordination requirements generally provide that the excess interest spread is payable to a reserve account until a specified level of cash, which is less than the maximum subordination amount, is accumulated therein. The excess spread retained by the Company is subject to being utilized first to replenish cash paid from the reserve account to fund shortfalls in collections from borrowers who default on the payment of principal or interest on the loans and contracts underlying the asset-backed securities issued until the total of the Company's deposits into the reserve account equal the maximum subordination amount. After the Company's deposits into the reserve account equal the maximum subordination amount for a transaction, the subordination of the related excess interest spread (including the guarantee fee payable therefrom) for these purposes is terminated. The excess interest spread required to be deposited and maintained in the respective reserve accounts will not be available to support the cash flow requirements of the Company until such amount exceeds the maximum subordinated amount (other than amounts, if any, in excess of the specified levels required to be maintained in the reserve accounts, which may be distributed periodically to the Company). In certain home equity loan securitizations, the excess interest spread on the fixed rate loans included therein is utilized initially to cover current losses, and then to pay down the principal of the related asset-backed securities until a specified level of overcollateralization is reached, and thus is unavailable to the Company until such time. With respect to certain home equity loan securitization transactions which closed in 1994, 1995 and 1996 for which the aggregate unpaid principal balance as of June 30, 1998 of the loans sold thereby was approximately $739 million, the delinquency and loss experiences of such loans, pursuant to levels thereof set forth in the related pooling and servicing agreements, have resulted in an increase in the required amount of excess interest spread to be maintained in the related reserve accounts. As a result, the Company's cash flow has been negatively affected by the increased minimum reserve account requirements. At June 30, 1998, the amounts on deposit in reserve accounts totaled $424.3 million, exclusive of the letters of credit issued under the Credit Facility in the amount of $100 million discussed above.

RATINGS.

         On July 21, 1998 the Company announced that its Board of Directors had decided it was desirable to seek a potential strategic partnership that could improve the Company's ability to access additional capital to accelerate its growth, and that the Board of Directors had appointed a Special Committee to explore this strategic alternative and retained an investment banker to assist in the process. In addition, the announcement set forth the Company's expected 1998 second quarter results.

         On July 21, 1998, following this announcement, Duff & Phelps Credit Rating Co. ("DCR") added the Company's ratings to Rating Watch -- Uncertain, and Standard and Poor's ("S&P") placed the ratings of the Company on CreditWatch with "developing" implications, meaning the ratings could be raised, lowered, or affirmed, depending on the outcome of the strategic review. DCR's present ratings are "BBB" for the Company's senior debt, "BBB-" for its subordinated debt and "BBB-" for its preferred stock. S&P currently rates the Company's senior unsecured debt "BB+", its subordinated debt "BB-" and its preferred stock "B+". Also on July 21, 1998, following the announcement, Moody's Investor's Service ("Moody's") lowered the debt and preferred stock ratings of the Company and maintained its negative outlook for the Company. Moody's lowered the Company's senior debt ratings to "Ba3" from "Ba1", its subordinated debt ratings to "B2" from "Ba3" and its preferred stock ratings to "b2" from "ba3". On July 22, 1998, Fitch IBCA placed the Company's ratings on RatingAlert with evolving implications, which reflects the ratings could be raised, lowered or maintained depending on the terms of the intended partnership. The Company's current ratings with Fitch IBCA are "BBB-" for its senior notes and "BB+" for its subordinated notes.

YEAR 2000

         As discussed in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company's Report on Form 10-K for the year ended December 31, 1997, the Company has constituted a Year 2000 task force (the "Task Force") with members of its Management Information Services and Internal Audit departments as well as other employees of the Company. In July, 1998, the Task Force reported to the Audit Committee of the Board of Directors of the Company that the assessment phase of the project has been completed and that test plans and long and short term contingency plans have been written for all identified mission critical systems. The Task Force also reported that the project is on schedule to either correct or be in the process of replacing all non-Year 2000 compliant systems by year end 1998. At the present time, the Company estimates that the cost of completing the Year 2000 compliance project will not be material to the Company's financial condition or results of operations.

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

                        REVIEW BY INDEPENDENT ACCOUNTANTS


The Company's independent accountants, Deloitte & Touche LLP, have performed a review of the accompanying unaudited consolidated balance sheet as of June 30, 1998 and the related consolidated statements of income and cash flows for the three months and six months ended June 30, 1998 and 1997, and previously audited and expressed an unqualified opinion dated March 4, 1998 on the consolidated financial statements of the Company and its subsidiaries as of December 31, 1997, from which the consolidated balance sheet as of this date is derived.

INDEPENDENT ACCOUNTANTS' REVIEW REPORT


United Companies Financial Corporation:

We have reviewed the accompanying consolidated balance sheet of United Companies Financial Corporation and subsidiaries as of June 30, 1998 and the related consolidated statements of income and cash flows for the three-month and six-month periods then ended. These financial statements are the responsibility of the Corporation's management.

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

Baton Rouge, Louisiana
August 7, 1998

                                     PART II

                                OTHER INFORMATION



Items 1 through 3.      Inapplicable

Item 4.                 Submission of Matters to a Vote of Security Holders

                        (a) The Company's Annual Meeting of Shareholders was held on May 12, 1998. The only matter voted upon at the Annual Meeting of Shareholders was the election of members to the Board of Directors of the Company.

Item 5.        Inapplicable.

Item 6.                 Exhibits and Reports on Form 8-K

                        (a)  Exhibits - (15) Letter of Deloitte & Touche LLP

                                      - (27)  Financial Data Schedule

                        (b)  Reports on Form 8-K

                             On July 23, 1998, the Company filed a Current Report on Form 8-K to report expected earnings for the second quarter of 1998 and to announce that the Company is seeking a potential strategic partnership that could improve the Company's ability to access additional capital to accelerate its growth.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               UNITED COMPANIES FINANCIAL CORPORATION




Date:    8/12/98               By:   /s/ J. Terrell Brown
                                    -------------------------------------------
                                    J. Terrell Brown
                                    Chairman and Chief Executive Officer



Date:    8/12/98               By:   /s/ Dale E. Redman
                                    -------------------------------------------
                                    Dale E. Redman
                                    Executive Vice President and Chief
                                    Financial Officer

UNITED COMPANIES FINANCIAL CORPORATION AND SUBSIDIARIES

INDEX TO EXHIBITS


         EXHIBIT NO.

         15           Letter of Deloitte & Touche LLP

         27           Financial Data Schedule