Form 10-Q
period 1998-09-30
UNITED COMPANIES FINANCIAL CORP
filed 1998-11-16
CIK 217416

===============================================================================





                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------

                                    FORM 10-Q

                                   (Mark One)
             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1998


                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For the period from ________ to ________

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



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         The number of shares of $2.00 par value common stock issued and outstanding as of November 3, 1998 was 28,808,211, excluding 1,180,117 treasury shares.



===============================================================================

             UNITED COMPANIES FINANCIAL CORPORATION AND SUBSIDIARIES

                               INDEX TO FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998



                                                                                                      PAGE

PART I - FINANCIAL INFORMATION

Financial Statements:

Consolidated Balance Sheets
   September 30, 1998 and December 31, 1997.........................................................    2

Consolidated Statements of Income
   Three months and nine months ended September 30, 1998 and 1997...................................    3

Consolidated Statements of Cash Flows
   Nine months ended September 30, 1998 and 1997....................................................    4

Notes to Consolidated Financial Statements.......................................................... 5-13

Management's Discussion and Analysis of Financial Condition
   and Results of Operations........................................................................14-32

Review by Independent Accountants...................................................................   33

Independent Accountants' Review Report..............................................................   34


PART II - OTHER INFORMATION


Exhibits and Reports on Form 8-K....................................................................   35

Signatures..........................................................................................   36

Index to Exhibits...................................................................................   37


             UNITED COMPANIES FINANCIAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)



                                                                                 September 30,
                                                                                     1998        December 31,
Assets                                                                            (Unaudited)        1997
                                                                                  ------------   ------------

Cash and cash equivalents ......................................................  $    233,020   $        582
Interest-only and residual certificates-- net ..................................     1,010,023        882,116
Loans - net ....................................................................       161,490        172,207
Investment securities
    Held-to-maturity ...........................................................         1,836             --
    Available-for-sale .........................................................         9,793         16,853
Accrued interest receivable ....................................................       100,439         85,258
Property - net .................................................................        60,829         62,050
Capitalized mortgage servicing rights ..........................................        64,571         48,760
Other assets ...................................................................       106,192         65,494
Net assets of discontinued operations ..........................................         2,441          5,282
                                                                                  ------------   ------------
           Total assets ........................................................  $  1,750,634   $  1,338,602
                                                                                  ============   ============

Liabilities and Stockholders' Equity

Notes payable ..................................................................  $  1,025,715   $    691,826
Deferred income taxes payable ..................................................       100,002         95,385
Managed cash overdraft .........................................................            --         13,625
Other liabilities ..............................................................       120,097         57,137
                                                                                  ------------   ------------
           Total liabilities ...................................................     1,245,814        857,973
                                                                                  ------------   ------------

Stockholders' equity:
    Preferred stock, $2 par value;
        Authorized - 20,000,000 shares;
        Issued - 1,898,070 shares of 6 3/4% PRIDES(sm)  ($44 per share
           liquidation preference) .............................................         3,796          3,796
    Common stock, $2 par value;
           Authorized - 100,000,000 shares;
           Issued - 29,991,288 and 29,971,356 shares ...........................        59,977         59,943
    Additional paid-in capital .................................................       187,082        187,418
    Net unrealized gain on securities ..........................................            46             98
    Retained earnings ..........................................................       273,586        250,429
    Treasury stock .............................................................        (7,409)        (7,409)
    ESOP debt ..................................................................       (12,258)       (13,646)
                                                                                  ------------   ------------
    Total stockholders' equity .................................................       504,820        480,629
                                                                                  ------------   ------------
           Total liabilities and stockholders' equity ..........................  $  1,750,634   $  1,338,602
                                                                                  ============   ============


                 See notes to consolidated financial statements.

             UNITED COMPANIES FINANCIAL CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                 Three Months Ended         Nine Months Ended
                                                                   September 30,              September 30,
                                                              -----------------------   -----------------------
                                                                 1998         1997         1998         1997
                                                              ----------   ----------   ----------   ----------
Revenues:
   Loan sale gains .........................................  $   82,329   $   74,760   $  203,355   $  175,113
   Finance income, fees earned and other
        loan income ........................................      30,709       41,321       81,140      121,304
   Investment income .......................................      19,557        6,195       37,379       17,076
   Other ...................................................       1,822        2,026        6,291        6,271
                                                              ----------   ----------   ----------   ----------
           Total ...........................................     134,417      124,302      328,165      319,764
                                                              ----------   ----------   ----------   ----------

Expenses:
   Personnel ...............................................      37,466       32,741      105,867       86,789
   Interest ................................................      18,978       14,942       53,155       39,764
   Other operating .........................................      36,063       33,502      108,743       83,558
                                                              ----------   ----------   ----------   ----------
           Total ...........................................      92,507       81,185      267,765      210,111
                                                              ----------   ----------   ----------   ----------

Income from continuing operations before
   income taxes ............................................      41,910       43,117       60,400      109,653

Provision for income taxes .................................      16,109       15,384       23,397       39,324
                                                              ----------   ----------   ----------   ----------

Income from continuing operations ..........................      25,801       27,733       37,003       70,329

Income (loss) from discontinued operations
   Income (loss) from discontinued operations, net of
     income tax expense (benefit) of $419, $395,
     $(830) and $595, respectively .........................        (614)        (684)      (1,541)         637
   Loss on disposal, net of income tax benefit of
     $700 ..................................................      (1,300)          --       (1,300)          --
                                                              ----------   ----------   ----------   ----------
           Total ...........................................      (1,914)        (684)      (2,841)         637
                                                              ----------   ----------   ----------   ----------

Net income .................................................  $   23,887   $   27,049   $   34,162   $   70,966
                                                              ==========   ==========   ==========   ==========

Basic Earnings per share:
   Income from continuing operations .......................  $     0.82   $     0.89   $     1.18   $     2.25
   Income (loss) from discontinued operations ..............       (0.06)       (0.02)       (0.09)        0.02
                                                              ----------   ----------   ----------   ----------
           Net income ......................................  $     0.76   $     0.87   $     1.09   $     2.27
                                                              ==========   ==========   ==========   ==========

Diluted earnings per share:
   Income from continuing operations .......................  $     0.80   $     0.85   $     1.15   $     2.16
   Income (loss) from discontinued operations ..............       (0.06)       (0.02)       (0.09)        0.02
                                                              ----------   ----------   ----------   ----------
           Net income ......................................  $     0.74   $     0.83   $     1.06   $     2.18
                                                              ==========   ==========   ==========   ==========



                 See notes to consolidated financial statements.

             UNITED COMPANIES FINANCIAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                Nine Months Ended September 30,
                                                                                ------------------------------
                                                                                    1998              1997
                                                                                ------------      ------------
Cash flows from operating activities:
     Income from continuing operations ....................................     $     37,003      $     70,329
     Adjustments to reconcile income from continuing operations to net cash used by continuing operating activities:
         Increase in accrued interest receivable ..........................          (15,181)          (12,840)
         Increase (decrease) in other assets ..............................           (3,237)           (5,025)
         Increase in other liabilities ....................................           62,837            32,516
         Increase in interest-only and residual certificates ..............         (127,907)         (229,560)
         Increase in capitalized mortgage servicing rights ................          (27,741)          (22,773)
         Amortization of capitalized mortgage servicing rights ............           11,930             6,305
         Loan loss provision on owned loans ...............................            3,780             2,957
         Amortization and depreciation ....................................            5,220             5,055
         Deferred income taxes ............................................            4,645            28,817
         Investment gains .................................................          (14,369)               --
         Proceeds from sales and principal collections of loans
           held for sale ..................................................        2,687,803         1,905,922
         Originations and purchases of loans held for sale ................       (2,659,072)       (1,948,114)

         Decrease in trading securities ...................................               --            17,418
                                                                                ------------      ------------
               Net cash used by continuing operating activities ...........          (34,289)         (148,993)
                                                                                ------------      ------------

Cash flows from discontinued operations ...................................          (37,461)          (19,959)
                                                                                ------------      ------------

Cash flows from investing activities:
         Proceeds from sales of available-for-sale securities .............            9,327             1,375
         Purchase of available-for-sale securities ........................             (125)           (1,242)
         Proceeds from maturity of held-to-maturity securities ............            4,005                --
         Purchase of held-to-maturity securities ..........................           (5,837)               --
         Proceeds from sale of property ...................................            1,750                --
         Capital expenditures .............................................          (15,650)          (16,927)
                                                                                ------------      ------------
               Net cash used by investing activities ......................           (6,530)          (16,794)
                                                                                ------------      ------------

Cash flows from financing activities:
         Proceeds from issuance of subordinated notes .....................               --           146,855
         Payment on senior note ...........................................         (100,000)               --
         Increase in revolving credit facilities ..........................          439,300            95,400
         Proceeds from construction loan ..................................               --             3,846
         Decrease in subordinated debentures ..............................           (3,000)               --
         Payments on construction and mortgage loans ......................               --           (12,612)
         Decrease in debt with maturities of three months or less .........               --           (47,100)
         Decrease in warehouse loan facility ..............................           (1,316)          (18,136)
         Proceeds from ESOP debt ..........................................               --               850
         Payments on ESOP debt ............................................           (1,137)           (1,137)
         Cash dividends paid ..............................................          (11,005)          (11,086)
         Increase (decrease) in managed cash overdraft ....................          (13,625)           15,610
         Increase (decrease) in unearned ESOP compensation ................            1,388              (777)
         Proceeds from exercise of stock options ..........................              113               105
                                                                                ------------      ------------
               Net cash provided by financing activities ..................          310,718           171,818
                                                                                ------------      ------------
Increase (decrease) in cash and cash equivalents .....................               232,438           (13,928)
Cash and cash equivalents at beginning of period .....................                   582            14,510
                                                                                ------------      ------------
Cash and cash equivalents at end of period ................................     $    233,020      $        582
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

     The consolidated results of operations for the nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year. Certain 1997 amounts have been reclassified to conform with the current year presentations. Such reclassifications had no effect on net income.

2.   DISCONTINUED OPERATIONS.

     On October 27, 1998, the Company made a decision to discontinue the operations of United Companies Funding, Inc. ("UCFI"), a wholly owned subsidiary of the Company. UCFI was organized in 1995 to originate manufactured housing loan products made primarily to finance the purchase of new or used manufactured homes. In reaching the decision to discontinue the operations of UCFI, the Company considered the less than anticipated results of UCFI's operations and the funding required, and the impact thereof on the Company's liquidity, to continue its operations. The Company has estimated the loss that will occur from the discontinuance, and the operating losses that will occur during phaseout, of UCFI and, accordingly, has accrued for such losses in its financial statements for the three months ended September 30, 1998. The results of operations of UCFI have been classified as discontinued operations and the prior year financial statements have been restated accordingly.

     In connection with the decision to discontinue the operations of UCFI, the Company recorded a net loss of $1.9 million and $2.8 million in its financial statements for the three months and nine months ended September 30, 1998, respectively. Total revenues of UCFI for the nine months ended September 30, 1998 and 1997 were $29.6 million and $20.8 million, respectively, and net income (loss) for such periods was $(2.8 million) and $.6 million, respectively. Total assets of UCFI at September 30, 1998 and December 31, 1997 were $75.4 million and $37.1 million, respectively. The assets related to manufactured housing contracts sold in public asset-backed securitization transactions, consisting primarily of Interest-only and residual certificates totaling approximately $73 million, have been retained by the Company, and therefore, are excluded from "Net assets of discontinued operations".

3.   INTEREST-ONLY AND RESIDUAL CERTIFICATES -- NET.

     A summary analysis of the changes in the Company's Interest-only and residual certificates for home equity loans for the periods indicated is as follows:


                                                                  NINE MONTHS ENDED     YEAR ENDED
                                                                      SEPTEMBER 30,     DECEMBER 31,
                                                                          1998              1997
                                                                      ------------      ------------
                                                                              (in thousands)

Balance, beginning of period ....................................     $    882,116      $    604,474
Interest-only and residual certificates on loans sold ...........          307,204           355,743
Net increase in allowance for losses on loans sold ..............          (63,504)          (33,462)
Net increase in cash reserve accounts ...........................           61,026           138,070
Amortization of Interest-only and residual certificates .........         (176,819)         (182,709)
                                                                      ------------      ------------
Balance, end of period ..........................................     $  1,010,023      $    882,116
                                                                      ============      ============

     The following table sets forth the components of the Interest-only and residual certificates owned by the Company, which are recorded at fair value, at September 30, 1998 and December 31, 1997:





                                                       SEPTEMBER 30,      DECEMBER 31,
                                                           1998              1997
                                                       ------------      ------------
                                                               (IN THOUSANDS)

Certificated interests ...........................     $    729,811      $    599,426
Temporary investments - reserve accounts .........          450,279           389,253
Allowance for losses on loans serviced ...........         (170,067)         (106,563)
                                                       ------------      ------------
          Total ..................................     $  1,010,023      $    882,116
                                                       ============      ============


     The prepayment assumptions used by the Company as of September 30, 1998, in computing loan sale gains and the carrying value of the Interest-only and residual certificates related to its home equity products were as follows:

     o With its fixed rate product, the Company assumes a life-to-date prepayment speed of 24.1% based on a seasoning curve that begins at 9% in month one, increases to 27% in month 12, increases to 30% in month 20 and stays constant until month 36, ramps down to 17% by month 53 and remains constant at this rate until maturity. At September 30, 1998, the Company had $3.7 billion in fixed rate home equity loans in its servicing portfolio.

     o The Company assumes a life-to-date prepayment speed of 29.5%, based on a seasoning curve, for its adjustable rate product ("ARMs"). The curve begins at 14% in month one, peaks at 39% in month 12, decreases slightly to 34% by month 19 and stays constant until month 28 when it declines to 33% and remains at this rate until month 48, then ramps down to 17% by month 56 and remains constant at this rate until maturity. At September 30, 1998, the Company had $1.0 billion in ARMs in its servicing portfolio.

     o The Company assumes a life-to-date prepayment speed of 25.1%, based on a seasoning curve, for its hybrid loan products, i.e., products that have rates fixed for two or three years and become adjustable thereafter. The curve begins at 4% in month one, increases to 27% in month 12, continues to increase to 30% in month 30 and stays constant until month 40, ramps down to 20% by month 56 and remains constant at this rate until maturity. At September 30, 1998, the Company had $1.7 billion in hybrid loans in its servicing portfolio, of which $1.4 billion have rates fixed for three years.

     In addition, in its loan sale gain calculations, the Company uses a discount rate assumption of 10% on gross cash flows until they are collected by the Company (as servicer) and deposited into the reserve account in the related securitization trust. The reserve for loan losses is generally discounted at approximately 6%. The combination of these two rates produces a net cash flow discount rate of approximately 11%. The cash in the reserve account is discounted at a rate of 50 basis points over the earnings rate of the reserve account. The Company uses projected cumulative losses of approximately 250 basis points for its fixed rate products and 200 basis points for its adjustable rate and hybrid loan products.

     Realization of the value of these Interest-only and residual certificates and Capitalized mortgage servicing rights in cash is subject to the prepayment and loss characteristics of the underlying loans and to the timing and ultimate realization of the stream of cash flows associated with such loans. Although management of the Company believes that it has made reasonable estimates in its computations of loan sale gains, it should be recognized that the rate of prepayment and the amount of defaults utilized by the Company are estimates and actual experience may vary from these estimates. If actual experience differs from the estimates used by the Company at the time of sale of the loans in its determination of the value of these assets, (i) future cash flows and earnings could be negatively impacted, (ii) the Company could be required to write down the value of its Interest-only and residual certificates and Capitalized mortgage servicing rights and (iii) different estimates could result which may lower the income recorded as loan sale gains by the Company on future loan securitizations. The Company believes that there is no active market for the sale of its Interest-only and residual certificates or its Capitalized mortgage servicing rights. No assurance can be given that these assets could be sold at their respective stated values on the balance sheet, if at all, and the difference could be material.

     Certificated interests at September 30, 1998 and December 31, 1997 includes $36.5 million and $5.6 million, respectively, of subordinated securities retained by the Company in connection with manufactured housing contract securitizations.

     During the first quarter of 1998, the Company entered into a $1.0 billion notional amount interest rate cap transaction for hybrid home equity loans sold in securitization transactions prior to 1998 to mitigate its exposure during the initial two or three year period following the date of sale when the coupon rates on the loans are fixed and the rates on the asset-backed certificates backed by such loans are floating. In November 1998, the Company entered into another interest rate cap transaction in the notional amount of $1.6 billion for hybrid home equity loans sold in securitization transactions prior to September 30, 1998, for the same purpose.

     The following data provides certain contractual delinquency and default data with respect to home equity loans serviced by the Company as of the dates indicated.




                     ---------------------------------------------------------------------------------------------------
                                                                                       DEFAULTS                TOTAL
                                                                            ------------------------------
                    CONTRACTUAL                   DELINQUENCY
                     ---------     -------------------------------------    FORECLOSURES BANK-               DELINQUENCY
                      BALANCE       30-59      60-89      90+      TOTAL     IN PROCESS  RUPTCY     TOTAL    & DEFAULTS
                     ---------     -------   --------   -------   -------    ----------  -------   --------  -----------
                                                            (DOLLARS IN THOUSANDS)

September 30, 1998   $6,431,877     2.60%       .98%      .86%     4.44%        4.20%     2.18%      6.38%        10.82%
December 30, 1997     5,528,923     3.20%      1.05%      .85%     5.10%        3.43%     2.10%      5.53%        10.63%

     The following table provides certain pool factors and cumulative losses with respect to the Company's home equity loans by year of production for the periods indicated:


                                                                     CUMULATIVE
     YEAR                HOME-EQUITY                                NET LOSSES AS
      OF                    LOAN                   POOL                 % OF
  PRODUCTION             PRODUCTION              FACTOR(1)           PRODUCTION
---------------        ---------------        ---------------      ---------------
                              (DOLLARS IN THOUSANDS)

FIXED
     1993              $       500,900                 18.64%                2.30%
     1994              $       837,901                 25.59%                2.86%
     1995              $     1,130,715                 34.34%                2.11%
     1996              $     1,383,714                 49.23%                0.51%
     1997              $     1,373,984                 67.96%                0.02%
     1998              $     1,358,089                 93.87%                0.00%

ARM
     1993              $        38,968                 13.92%                1.73%
     1994              $        70,920                 11.58%                0.90%
     1995              $       410,922                 30.30%                1.35%
     1996              $       860,744                 42.61%                0.38%
     1997              $     1,513,667                 72.55%                0.02%
     1998              $     1,237,995                 93.60%                0.00%



                  (1) Pool Factor - Percentage of the year's production remaining outstanding at September 30, 1998.


     4. LOANS -- NET.

     Loans Owned. The following schedule sets forth the components of Loans -- net owned by the Company at September 30, 1998 and December 31, 1997:


                                               SEPTEMBER 30,     DECEMBER 31,
                                                    1998             1997
                                               ------------      ------------
                                                      (IN THOUSANDS)

Loans held for sale ......................     $     38,343      $    120,311
Other loans ..............................          126,723            52,802
                                               ------------      ------------
        Total ............................          165,066           173,113

Real estate owned:
     Home equity .........................            5,820             6,365
     Commercial and other ................            2,577             3,173
Nonrefundable loan fees ..................           (1,804)           (2,760)
Other ....................................           (5,855)           (3,993)
                                               ------------      ------------
        Total ............................          165,804           175,898
                                               ------------      ------------
Less:
     Allowance for loan losses ...........           (4,314)           (3,691)
                                               ------------      ------------
                                               $    161,490      $    172,207
                                               ============      ============


     Included in Other loans at September 30, 1998 and December 31, 1997 were nonaccrual loans totaling $10.9 million and $10.1 million, respectively.

     Loans Serviced. The following table sets forth the loans serviced by the Company for third parties at September 30, 1998 and December 31, 1997, by type of loan. Substantially all of these loans were originated by the
     Company:




                                                                 SEPTEMBER 30,       DECEMBER 31,
                                                                     1998                1997
                                                                ---------------     --------------
                                                                          (IN THOUSANDS)

Home equity................................................     $     6,295,108     $    5,353,429
Manufactured housing contracts(1)..........................             717,548            295,012
Other......................................................              24,448             33,319
                                                                ---------------     --------------
          Total............................................     $     7,037,104     $    5,681,760
                                                                ===============     ==============



             (1) At December 31, 1997, approximately $135.9 million land-and-home contracts were included in home equity loans that are classified as manufactured housing contracts at September 30, 1998.

5.   NOTES PAYABLE.

     Notes payable consisted of the following at the dates indicated:


                                                                 September 30,    DECEMBER 31,
                                                                     1998             1997
                                                                 ------------     ------------
                                                                        (IN THOUSANDS)
Senior debt
   7% Senior unsecured notes due July, 1998 ................     $         --     $    100,000
   9.35% Senior unsecured notes due November, 1999 .........          125,000          125,000
   7.7% Senior unsecured notes due January, 2004 ...........          100,000          100,000
   Revolving credit facility ...............................          631,850          192,550
   Warehouse facilities ....................................            3,349            4,665
   ESOP debt ...............................................            9,329           10,466
                                                                 ------------     ------------
          Total Senior debt ................................          869,528          532,681
                                                                 ------------     ------------

Subordinated debt
     8.375% Subordinated unsecured notes due July, 2005 ....          149,187          149,145
     Subordinated debentures ...............................            7,000           10,000
                                                                 ------------     ------------
         Total .............................................     $  1,025,715     $    691,826
                                                                 ============     ============



     The revolving credit facility is a $850 million facility provided by a group of banks which matures in April 2000. In order to help maintain a continuing source of bank credit for its lending operations, the Company has reached agreement with the agent bank for the bank group on the terms of a restructure of the presently unsecured revolving credit facility into a secured warehouse/interest receivable warehouse facility, to mature in two years, and a secured residual-financing credit facility, to mature in April 2000, aggregating $850 million. The agent bank has orally advised the Company that the terms have been approved by all of the participating banks, subject to the preparation and completion of acceptable definitive documents. There can be no assurance that the restructure of the bank credit facility will be consummated pursuant to the terms agreed upon by it and the banks.

     The revolving credit facility (the "Credit Facility") and the senior and subordinated notes (the "Notes") require the Company to maintain a minimum consolidated fixed charge coverage ratio. The Company has experienced a declining trend in this ratio. At September 30, 1998, the Company was in compliance with this and all other covenants of its Credit Facility and the Notes. Management of the Company presently expects that results of operations for the 1998 fourth quarter will not result in a decline in this ratio below the amount required by the Credit Facility and the Notes. However, in the event the consolidated fixed charge coverage ratio as of

     December 31, 1998 is less than the minimum required, an event of default will occur under the Credit Facility and the Notes and payment of the outstanding principal balance thereof will be due unless, prior to the expiration of cure periods provided therein, waivers are obtained by the Company.

6. CASH PAID FOR INTEREST AND INCOME TAXES.

     During the nine months ended September 30, 1998 and 1997, the Company paid interest on Notes payable in the amount of $54.7 million and $30.4 million, respectively. During the nine months ended September 30, 1998 and 1997, the Company paid income taxes in the amount of $.4 million and $5.6 million, respectively.

7.   EARNINGS PER SHARE.

     The following table sets forth the computations of basic and diluted earnings per share for the periods indicated:



                                                                     THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                        SEPTEMBER 30,                  SEPTEMBER 30,
                                                                 --------------------------      --------------------------
                                                                    1998            1997            1998            1997
                                                                 ----------      ----------      ----------      ----------
                                                                          (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Basic Earnings Per Share
     Income available to common shareholders:
     Income from continuing operations .....................     $   25,801      $   27,733      $   37,003      $   70,329
     Income (loss) from discontinued operations ............         (1,914)           (684)         (2,841)            637
                                                                 ----------      ----------      ----------      ----------
     Total .................................................     $   23,887      $   27,049      $   34,162      $   70,966
                                                                 ==========      ==========      ==========      ==========

     Weighted average number of common and
     common equivalent shares:
     Average common shares outstanding .....................         28,121          27,979          28,099          27,985
     Add: Dilutive effect of preferred stock
            after application of "if converted" method .....          3,136           3,230           3,136           3,230
                                                                 ----------      ----------      ----------      ----------
     Total .................................................         31,257          31,209          31,235          31,215
                                                                 ==========      ==========      ==========      ==========

     Earnings per share:
     Income from continuing operations .....................     $     0.82      $     0.89      $     1.18      $     2.25
     Income (loss) from discontinued operations ............          (0.06)           (.02)          (0.09)           0.02
                                                                 ----------      ----------      ----------      ----------
     Total .................................................     $     0.76      $     0.87      $     1.09      $     2.27
                                                                 ==========      ==========      ==========      ==========

Diluted Earnings Per Share
     Income available to common shareholders:
     Income from continuing operations .....................     $   25,801      $   27,733      $   37,003      $   70,329
     Income (loss) from discontinued operations ............         (1,914)           (684)         (2,841)            637
                                                                 ----------      ----------      ----------      ----------
     Total .................................................     $   23,887      $   27,049      $   34,162      $   70,966
                                                                 ==========      ==========      ==========      ==========

     Weighted average number of common and
     all dilutive shares:
     Average common shares outstanding .....................         28,121          27,979          28,099          27,985
     Add: Dilutive effect of stock options after
            application of treasury stock method ...........            418             727             469             624
          Dilutive effect of preferred stock
            after application of "if converted" method .....          3,796           3,910           3,796           3,910
                                                                 ----------      ----------      ----------      ----------
     Total .................................................         32,335          32,616          32,364          32,519
                                                                 ==========      ==========      ==========      ==========

     Earnings per share:
     Income from continuing operations .....................     $     0.80      $     0.85      $     1.15      $     2.16
     Income (loss) from discontinued operations ............          (0.06)           (.02)          (0.09)           0.02
                                                                 ----------      ----------      ----------      ----------
     Total .................................................     $     0.74      $     0.83      $     1.06      $     2.18
                                                                 ==========      ==========      ==========      ==========

     The weighted average anti-dilutive shares that were excluded from the computation of diluted earnings per share were 1,542,665 and 94,349 for the three months ended September 30, 1998 and 1997, respectively, and 1,475,154 and 408,057 for the nine months ended September 30, 1998 and 1997, respectively.

8.   COMMITMENTS AND CONTINGENCIES.

     At September 30, 1998, Cash and cash equivalents includes $150.9 million of temporarily restricted cash related to a commitment to deliver, prior to October 20, 1998, loan documentation on loans sold in a private securitization transaction in September 1998. Upon delivery of such documentation, the Company applied substantially all of such cash to reduce the outstanding balance of its revolving credit facility.

     As discussed in Notes 12 and 13 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997, the Company has certain contingencies in connection with the sale, during 1996, of its investment in United General Title Insurance Company. There were no material changes in these contingencies in the first nine months of 1998.

     The Company used a prefunding feature in connection with its securitization transactions during the third quarter of 1998. At September 30, 1998, approximately $101.8 million was held in a prefunding account for the purchase of the Company's home equity loans during the fourth quarter of 1998. In addition, at September 30, 1998, approximately $24.6 million was held in a prefunding account for purchase of the Company's manufactured housing contracts during the fourth quarter of 1998. Such manufactured housing contracts were delivered in October, 1998 and it is anticipated that such home equity loans will be delivered in November, 1998.

     In a class action lawsuit pending in Alabama state district court involving 910 home equity loans alleged to be subject to the Alabama Mini Code, Autrey v. United Companies Lending Corporation, the Alabama Supreme Court, acting on an interlocutory appeal by the Company, upheld the ruling of the trial court on a pre-trial motion that retroactive application of the 1996 amendments to the Alabama Mini Code would be unconstitutional as applied to the plaintiff's class. The 1996 amendments, which in general limited the remedy for finance charges in excess of the maximum permitted by the Alabama Mini Code, were expressly made retroactive by the Alabama legislature. The Company strenuously disagreed with this holding and sought a rehearing by the Alabama Supreme Court. The request for a rehearing has been denied by the Alabama Supreme Court and the matter will be returned to the trial court for a trial on the merits. The Company believes that the liability, if any, should be limited to $495,000, the amount of the aggregated finance charges allegedly exceeding the maximum permitted by the Alabama Mini Code, plus interest thereon. The Company intends to continue its vigorous defense of this matter. If unsuccessful in its defense at a trial on the merits and related appeals, the Company presently estimates that the liability of its subsidiary could be approximately $15 million.

     The U.S. Department of Justice ("DOJ") and the U.S. Department of Housing and Urban Development ("HUD") recently issued a letter to the Company and its subsidiary United Companies Lending Corporation notifying them that they were initiating a joint investigation of their lending and pricing practices, initially in Philadelphia, PA-NJ PMSA. The investigation focuses on compliance by the Company and its subsidiary with the federal Fair Housing Act and Equal Credit Opportunity Act and the federal Real Estate Settlement Procedures Act ("RESPA"). Specifically, DOJ seeks to determine whether the lending and pricing practices of the Company and its subsidiary discriminate against applicants based on race, national origin, sex, or age. The Company believes this investigation by DOJ is part of an overall initiative by that agency to review the practices of several large subprime lenders and does not stem from any findings of wrongdoing by the Company. HUD will be investigating whether relationships of the Company and its subsidiary with mortgage brokers, home improvement dealers or other third parties may violate the anti-kickback and anti-referral fee prohibitions of RESPA. The Company is cooperating with the joint investigation and management of the Company believes that both agencies will ultimately determine that no violations of law have occurred.

     In October 1998, the Company reached a settlement in an enforcement action suit pending in Massachusetts state court alleging violations by the Company of certain regulations promulgated by the Massachusetts Attorney General relating to, among other things, loan origination fees, also known as "points", with respect to loans originated in Massachusetts. The settlement, involving payments and other terms by the Company aggregating approximately $1.2 million, followed a decision by a federal district court in Massachusetts upholding the validity of the regulations and finding violations thereof by the Company's subsidiary. The Company had maintained that the Massachusetts regulations were void because they conflicted with the efforts of the Massachusetts legislature to supplant the strict regulation of points with disclosure requirements, and were inconsistent with the policies and interpretations of the Federal Trade Commission as to what constitutes unfair and deceptive trade practices. The federal district court found that the Attorney General's regulations did not contravene the intent of the Massachusetts legislature and are not inconsistent with applicable federal law. The settlement has been accrued in the consolidated financial statements at September 30, 1998.

9.   ACCOUNTING STANDARDS.

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes disclosure standards for reporting comprehensive income in a full set of general purpose financial statements. Comprehensive income for the three months and nine months ended September 30, 1998 and 1997 was $27.1 million and $23.8 million (net of income taxes) and $34.1 million and $71.0 million (net of income taxes), respectively.

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

     In October 1998, the FASB issued Statement of Financial Account Standards No. 134, "Accounting for Mortgage- Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise" ("SFAS No. 134"), which is effective for the first fiscal quarter beginning after December 15, 1998. Early application is encouraged and is permitted as of the issuance of the statement. SFAS No. 134 requires that, after the securitization of mortgage loans held for sale, any retained investment in mortgage-backed securities be classified in accordance with the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", based on the entity's ability and intent to sell or hold the investment. Prior to SFAS No. 134, the Company was required to classify its retained interests as a trading security even though it had no intent to dispose of the security. Upon adoption, the Company intends to classify its Interest-only and residual certificates as "available-for-sale" and subsequent adjustments in carrying value will result in such adjustments being made in stockholders' equity on the Company's balance sheet and will be reflected as a component in the Company's Comprehensive Income Statement. However, the effects of changes in default assumptions would still have to be recognized in income immediately. Securities subject to substantial prepayment risk, such as the Interest-only and residual certificates, cannot be classified as held-to-maturity. The Company is reviewing the provisions of this pronouncement but has not yet determined the effect of its implementation on the Company's financial condition or results of operations.

     The Financial Accounting Standards Board is completing SFAS No. 125 Guidance which may affect the way the Company discounts the expected "cash-out" of trust under Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities". If issued, this Guidance could have the effect of causing a revaluation of the carrying value of the Interest-only and residual certificates and, on a going forward basis, lower the income recorded as loan sale gains on future loan securitizations. The Company cannot determine the impact, if any, of the Guidance until its is finalized.

10.  SUBSEQUENT EVENTS.

     On October 28, 1998, the Company announced that it will implement a restructuring plan that will focus on its most cost efficient and profitable business units while reducing the Company to a size which can be supported by its existing capital and funding base.

     In July 1998, the Company announced it was seeking a potential strategic partnership to improve its access to capital and accelerate its growth, but efforts as of the date of the October 28, 1998 announcement have been unsuccessful. After a thorough analysis of the then current circumstances, the Board of Directors of the Company determined that it was necessary and advisable to move forward at that time on a new business plan intended to create a streamlined, more focused Company. The objectives of the restructuring are to: 1) generate positive cash flow from operations and sufficient earnings; 2) maintain a sound capital base; and 3) compete in the market place through the Company's most competitive and cost efficient production and servicing systems.

     Under the plan, the Company has taken steps immediately to sell or close down its wholesale, manufactured housing and credit card units, which will result in a reduction of Company personnel and overhead expenses by more than 30%. Nationwide employee levels will be reduced from approximately 3,350 to 2,280. In addition to the sale or closing of the three business units, approximately $150 million of non-core assets of the Company will be sold, including the sale of the Company's real estate investment properties. The Company does not anticipate that it will incur any material loss on disposition of these non-core assets.

     United Companies Lending Corporation will close 32 underperforming retail locations and emphasis will be placed on increasing the production levels of the remaining 200 higher performing branches. The Company has estimated that the costs of the downsizing will range from $4 million to $6 million. The plan is designed to achieve an annual home-equity loan production level of $2.4 billion.

     The plan also provides that future dividends on the Company's common and preferred stock will be suspended indefinitely. Dividends on the Company's outstanding shares of preferred stock (the "PRIDES(sm)") will accrue without interest whether or not such dividends are declared. In the event that dividends on the PRIDES(sm) are in arrears and unpaid for six quarterly dividend periods, the holders of the PRIDES(sm) , voting separately as a class, are entitled to vote for the election of two preferred stock directors, such directors to be in addition to the number of directors constituting the Board of Directors immediately prior to the accrual of such right and such right shall continue until all dividends in arrears on the PRIDES(sm) shall have been paid in full. Upon mandatory conversion of the PRIDES(sm) into common stock on July 1, 2000, in accordance with their terms, any dividends in arrears on the PRIDES(sm) are payable in cash by the Company from funds legally available therefor.

     Factors that will affect the Company's ability to accomplish the restructuring plan include its ability to: (i) generate and maintain adequate liquidity for a sufficient period of time to execute the plan;
     (ii) complete the new
     proposed restructured primary bank credit facility (discussed in Note 5 above); (iii) maintain compliance with the financial covenants under the Company's primary bank credit facility and public unsecured notes; (iv) continue to securitize on a quarterly basis its home equity loan production in which the asset-backed securities are insured by third-party certificate insurers; (v) achieve the loan production levels projected by the plan; and
     (vi) timely implement the downsizing and other requirements of the plan. In addition, increases in prepayment rates and loan losses above historical levels could adversely affect the Company's ability to implement the plan.

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

FORWARD LOOKING STATEMENTS

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. The statements contained herein that are not historical facts are forward-looking statements based on the Company's current expectations and beliefs concerning future developments and their potential effects on the Company. There can be no assurance that future developments affecting the Company will be those anticipated by the Company. Actual results may differ from those projected in the forward-looking statements. These forward- looking statements involve significant risks and uncertainties (some of which are beyond the control of the Company) and are subject to change based upon various factors, including but not limited to the following risks and uncertainties: changes in the asset securitization industry and in the performance of the financial markets, in the demand for and market acceptance of the Company's products, and in general economic conditions, including interest rates; the presence of competitors with greater financial resources and the impact of competitive products and pricing; the effect of the Company's policies, including the amount and rate of growth of Company expenses; the continued availability to the Company of adequate funding sources; actual prepayment rates and credit losses on loans sold as compared to prepayment rates and credit losses assumed by the Company at the time of sale for purposes of its gain on sale computations; the effect of changes in market interest rates on the spread between the coupon rate on loans sold and the rate on the asset-backed securities backed by such loans issued by the Company in securitization transactions and on the discount rate assumed by the Company in its gain on sale computations; timing of loan sales; the quality of the Company's owned and serviced loan portfolio including levels of delinquencies, customer bankruptcies and charge-offs; ratings; and various legal, regulatory and litigation risks. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise. For a more detailed discussion of some of the foregoing risks and uncertainties, see "Investment Considerations" below as well as other Company filings with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

     The Company's financial statements present United Companies Funding, Inc. ("UCFI") as discontinued operations (see Note 2 to Consolidated Financial Statements, and "Discontinued Operations" and "Subsequent Events" below). In addition to these matters, the Company's results of continuing operations for the periods presented are discussed below.

NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

     The Company's operations primarily consist of the production (by origination or purchase), sale and servicing of first mortgage, non-conventional, home equity loans ("loans"). The principal home equity loan products are fixed rate, adjustable rate ("ARM") and hybrid (i.e., the rate is fixed for a specified period and becomes adjustable thereafter). Fundamental to the profitability and funding of the Company's operations has been the sale of loans with servicing rights retained. The majority of the Company's revenue is derived from the gain recognized on the sale of loans and the recognition of net loan fees at the time of sale of the loans.

     The Company has sold substantially all of its loan production in securitization transactions. During the first nine months of 1998 and 1997, the Company sold $2.629 billion and $1.827 billion, respectively, of its home equity loans.

     The weighted average interest spread on home equity loans sold to third parties (the difference between the stated rate on the loan and the rate paid to purchasers of the securities backed by these loans, less recurring fees) was 4.61% and 4.78% in the first nine months of 1998 and 1997, respectively. The weighted average interest spread on loans sold is determined without regard to credit losses, which are provided for separately by the Company.

     Net income for the nine months ended September 30, 1998 was $34.2 million ($1.06 per diluted share based on 32.4 million weighted average shares outstanding) compared to $71.0 million for the same period of 1997 ($2.18 per diluted share based on 32.5 million weighted average shares outstanding). The decrease in net income in the first nine months of 1998 resulted primarily from a $42.6 million increase in the provision for losses on loans serviced. In addition, during the second quarter of 1998 the Company recorded a $10 million negative adjustment to the valuation of the Company's Interest-only and residual certificates. Further, net income for the first nine months of 1997 was increased by $4.5 million as the result of the implementation by the Company of Statement of Financial Accounting Standards No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("SFAS No. 125"). Net income for the three months and nine months ending September 30, 1998 was positively affected by non-recurring gains aggregating $7.3 million (net of income tax) on the sale of certain non-core assets, consisting of a real estate property and a stock investment, owned by the Company.

     Revenues. The following table sets forth information regarding the components of the Company's revenues for the periods indicated:


                                                                    Nine Months Ended September 30,
                                                                  -----------------------------------
                                                                      1998                  1997
                                                                  -------------         -------------
                                                                            (IN THOUSANDS)

Loan sale gains...............................................    $     203,355         $     175,113
Finance income, fees earned and other loan income.............           81,140               121,304
Investment income.............................................           37,379                17,076
Other.........................................................            6,291                 6,271
                                                                  -------------         -------------
          Total...............................................    $     328,165         $     319,764
                                                                  =============         =============


     The Company sells substantially all loans which it originates or purchases and generally retains the servicing rights on loans sold. Under the sales/servicing agreements, the buyer receives the principal collected on the loan and an agreed upon rate on the outstanding principal balance, and the Company retains the excess of the interest at the contractual rate over the sum of the rate paid to the buyer (the "investor" rate), a normal servicing fee and, where applicable, the trustee fee and surety bond fee. At the time of sale, the Company allocates a portion of its basis in the loans to mortgage servicing rights which is recorded as an asset (Capitalized mortgage servicing rights), records as an asset the fair value of the excess interest retained by it (Interest-only and residual certificates), makes a provision for an allowance for losses on the loans sold for which it retains the servicing, and recognizes the resulting loan sale gain as revenue. The fair value of the Company's Interest-only and residual certificates, which is net of the allowance for loan losses on serviced loans, is determined at the time of sale by the Company by computing the present value of the cash flows of the excess interest retained by the Company expected to be received by it (using the expected dates that such interest is to be released from the related reserve accounts), discounted at interest rates as described below. These amounts are calculated using prepayment and default assumptions based on the actual experience of the Company's owned and serviced portfolio for home equity loans. On a quarterly basis, the Company reviews the fair value of the Interest-only and residual certificates by analyzing its prepayment and other assumptions in relation to its actual experience, and, if necessary, adjusts the carrying value of the Interest-only and residual certificates to such fair value through a charge or credit to earnings.

     During the second quarter of 1998, the Company increased the prepayment ("CPR") assumptions used to calculate loan sale gains and value the Interest-only and residual certificates on its ARM and hybrid products. These revised assumptions were applied to all securitized loans. The Company made no changes in the assumptions used by it in such calculations and valuations during the third quarter of 1998.

     The prepayment assumptions used by the Company as of September 30, 1998, in computing loan sale gains and the carrying value of the Interest-only and residual certificates related to its home equity products were as follows:


     o With its fixed rate product, the Company assumes a life-to-date prepayment speed of 24.1% based on a seasoning curve that begins at 9% in month one, increases to 27% in month 12, increases to 30% in month 20 and stays constant until month 36, ramps down to 17% by month 53 and remains constant at this rate until maturity. At September 30, 1998, the Company had $3.7 billion in fixed rate home equity loans in its servicing portfolio.

     o The Company assumes a life-to-date prepayment speed of 29.5%, based on a seasoning curve, for its adjustable rate product ("ARMs"). The curve begins at 14% in month one, peaks at 39% in month 12, decreases slightly to 34% by month 19 and stays constant until month 28 when it declines to 33% and remains at this rate until month 48, then ramps down to 17% by month 56 and remains constant at this rate until maturity. At September 30, 1998, the Company had $1.0 billion in ARMs in its servicing portfolio.

     o The Company assumes a life-to-date prepayment speed of 25.1%, based on a seasoning curve, for its hybrid loan products, i.e., products that have rates fixed for two or three years and become adjustable thereafter. The curve begins at 4% in month one, increases to 27% in month 12, continues to increase to 30% in month 30 and stays constant until month 40, ramps down to 20% by month 56 and remains constant at this rate until maturity. At September 30, 1998, the Company had $1.7 billion in hybrid loans in its servicing portfolio, of which $1.4 billion have rates fixed for three years.

     The following table provides life-to-date prepayment rates and pool factors as of September 30, 1998, with respect to the Company's home equity loan securitizations by year of securitization for the years indicated:



                            Fixed                            ARM                             Hybrid
                ------------------------------  ------------------------------ -----------------------------------
                              Life-                         Life-                             Life-
   Year of       Original    to-Date    Pool     Original  to-Date    Pool      Original     to-Date    Pool
Securitization    Balance      CPR    Factor (1) Balance     CPR     Factor (1)  Balance       CPR     Factor (1)
--------------  ----------- --------- --------  --------- ---------  --------- -----------   -------   -----------
                                                   (dollars in thousands)
1993            $   415,525    27%     16.98%   $  34,990    37%         9.96%     --          --          --
1994                935,568    26%     26.56%      74,987    38%        14.85%     --          --          --
1995              1,030,698    26%     35.87%     391,652    31%        32.63%     --          --          --
1996              1,350,058    25%     52.31%     732,762    33%        44.83%     142,308     33%       41.29%
1997              1,224,998    23%     74.14%     479,294    36%        63.83%   1,020,707     21%       79.70%
1998                699,984    14%     94.67%      71,474    24%        88.99%     228,525     17%       92.53%




(1) Pool Factor - Percentage of the principal balance of the securitization remaining outstanding at September 30, 1998.

     In addition, in its loan sale gain calculations, the Company uses a discount rate assumption of 10% on gross cash flows until they are collected by the Company (as servicer) and deposited into the reserve account in the related securitization trust. The reserve for loan losses is generally discounted at approximately 6%. The combination of these two rates produces a net cash flow discount rate of approximately 11%. The cash in the reserve account is discounted at a rate of 50 basis points over the earnings rate of the reserve account. The Company uses projected cumulative losses of approximately 250 basis points for its fixed rate products and 200 basis points for its adjustable rate and hybrid loan products. See "Investment Considerations" below.

     Loan sale gains constitute the largest component of the Company's revenues. The increase in the amount of loan sale gains in the first nine months of 1998 compared to the same period of 1997 was due primarily to a $800 million increase in the amount of home equity loans sold. Loan sale gains are reduced by estimated future credit losses on loans sold, transaction expenses and loan acquisition premiums. Loan sale gains for the nine months ended September 30, 1998 and 1997 were reduced by $63.5 million and $26.8 million, respectively, to provide for estimated future losses on loans sold. The capitalization of mortgage servicing rights is also included in loan sale gains and totaled $27.7 million during the first nine months of 1998 compared to $22.8 million for the same period of 1997.

     The following table presents information regarding loan sale transactions for the periods indicated:


                                                 HOME EQUITY LOANS
                                        ----------------------------------
                                          NINE MONTHS ENDED SEPTEMBER 30,
                                        ----------------------------------
                                            1998                      1997
                                        --------------      --------------
                                               (DOLLARS IN THOUSANDS)

Loans sold servicing retained .....     $    2,506,376      $    1,827,357
Average coupon ....................              10.56%              11.11%
Interest spread retained ..........               4.61%               4.78%
Loans sold servicing released .....     $      122,575                  --
Loan sale gains ...................     $      203,355      $      175,113


     The Company has securitized certain home equity loans that have a fixed coupon rate for two or three years and then convert into an adjustable rate for the remaining lives of the loans ("hybrid loans") of which $1.7 billion were outstanding as of September 30, 1998. The investor rate on the asset-backed securities backed by these hybrid loans is based on a floating interest rate and is calculated monthly by reference to the London interbank offered rate for one-month U.S. dollar deposits ("1-month LIBOR"). During the first quarter of 1998, the Company entered into a $1.0 billion notional amount interest rate cap transaction for hybrid loans securitized prior to 1998 to mitigate its exposure during the initial two or three year period when the coupon rates are fixed and the investor rates are floating. In November 1998, the Company entered into another interest rate cap transaction in the notional amount of $1.6 billion for hybrid home equity loans sold in securitization transactions prior to September 30, 1998, for the same purpose. In addition, certain classes of the asset-backed securities of the Company's 1996, 1997 and 1998 securitizations backed by fixed rate home equity loans provide for floating investor rates based on 1-month LIBOR. These securitizations were structured so that the maturity of these floating investor rate securities is anticipated to be approximately one year. As of September 30, 1998, $85 million of such 1997 securities and $372 million of such 1998 securities remain outstanding. The change in fair value of the interest rate caps is reflected each quarter in the statement of income and amounted to a write down of $1.3 million for the quarter ended September 30, 1998 and $2.7 million for the nine months ended September 30, 1998.

Realization of the value of Interest-only and residual certificates and Capitalized mortgage servicing rights in cash is subject to the prepayment and loss characteristics of the underlying loans and to the timing and ultimate realization of the stream of cash flows associated with such loans. Although management of the Company believes that it has made reasonable estimates in its computations of loan sale gains, it should be recognized that the rate of prepayment and the amount of defaults utilized by the Company are estimates and actual experience may vary from these estimates. If actual experience differs from the estimates used by the Company at the time of sale of the loans in its determination of the value of these assets, (i) future cash flows and earnings could be negatively impacted, (ii) the Company could be required to write down the value of its Interest-only and residual certificates and Capitalized mortgage servicing rights and (iii) different estimates could result which may lower the income recorded as loan sale gains by the Company on future loan securitizations. The Company believes that there is no active market for the sale of its Interest-only and residual certificates or its Capitalized mortgage servicing rights. No assurance can be given that these assets could be sold at their respective stated values on the balance sheet, if at all.

     Fluctuations in and the level of market interest rates will impact the interest spread retained by the Company on loans sold and, potentially, the amount of its loan sale gains. As reflected in the table above, the average coupon on loans originated during the first nine months of 1998 has declined, compared to the first nine months of 1997, which decline the Company believes resulted from a lower interest rate environment in a very competitive market.

     In connection with loan securitization transactions, the Company has used a prefunding feature which "locks in" the rate that the Company will pay to the investor on a predetermined amount of loans for future delivery. The Company is obligated for the difference between the investment earnings on the prefunded amount and the interest at the investor rate paid to the investor during the period from the date of the closing of the securitization transaction until the date of delivery of the loans. In connection with the securitization transactions which closed in the third quarter of 1998, approximately $101.8 million was held in prefunding accounts, at September 30, 1998, for purchase of the Company's home equity loans. It is anticipated that such home equity loans will be delivered in November, 1998.

     Finance income, fees earned and other loan income, which constitutes the second largest component of the Company's revenues, was comprised of the following items for the periods indicated:


                                                                              NINE MONTHS ENDED
                                                                                SEPTEMBER 30,
                                                                         ---------------------------
                                                                            1998            1997
                                                                         -----------     -----------
                                                                                 (in thousands)

Servicing fees and excess interest collected............................. $   192,159     $   141,075
Loan origination fees....................................................     109,080          79,343
Loan interest............................................................       2,549          14,980
Other loan income........................................................      11,581          10,465
Amortization of Interest-only and residual certificates..................    (176,553)       (115,062)
Amortization of Capitalized mortgage servicing rights....................     (11,930)         (6,305)
Provision for losses on serviced loans...................................     (45,746)         (3,192)
                                                                          -----------     -----------
          Total.......................................................... $    81,140     $   121,304
                                                                          ===========     ===========


     The increase in servicing fees and excess interest collected reflects the growth in the portfolio of loans serviced for third party investors. The average portfolio of loans serviced for third party investors was $6.4 billion and $4.6 billion for the nine months ended September 30, 1998 and 1997, respectively.

     Loan origination fees in excess of direct origination costs on each loan originated by the Company are recognized over the life of the loan or earlier at the time of sale of the loan to a third party. During the first nine months of 1998 and 1997, the Company sold approximately $2.6 billion and $1.8 billion, respectively, in home equity loans and recognized approximately $102.0 million and $71.6 million, respectively, in loan origination fees (which relate primarily to fixed rate retail production) in connection with these sales.

     The increase in servicing fees earned and loan origination fees for the first nine months ended September 30, 1998, as compared to the same period of 1997, was offset by a $61.5 million increase in amortization of Interest-only and residual certificates and a $5.6 million increase in amortization of Capitalized mortgage servicing rights, primarily as the result of an increase in the amount of loans refinanced or prepaid.

     The provision for losses on serviced loans increased $42.6 million during the first nine months of 1998 compared to the same period of 1997 as the result of an increase in loans charged off and an additional $21 million provision for loan losses during 1998 on loans securitized. The Company's allowance for loan losses as a percent of the home equity serviced loan portfolio increased to 2.1% at September 30, 1998 compared to 1.5% at September 31, 1997.

     The Company estimates that nonaccrual loans reduced finance income for the first nine months of 1998 and 1997 by approximately $39.6 million and $27.9 million, respectively. The Company is generally obligated to advance interest on delinquent loans serviced for third party investors until satisfaction of the note, liquidation of the collateral or charge off of the delinquent loan. During the first nine months of 1998, the average amount of nonaccrual loans owned and/or serviced by the Company was approximately $444 million compared to $282 million in the same period of 1997.

     Investment income totaled $37.4 million for the first nine months of 1998 compared to investment income of $17.1 million during the same period of 1997. Investment income is primarily related to interest earned on temporary investments in reserve accounts established in connection with loan sales in securitization transactions. During the third quarter of 1998, the Company sold certain non-core assets, consisting of a real estate property and a stock investment having a carrying value of approximately $12.8 million, and recognized non-recurring gains of approximately $11.9 million in connection with such sales. Such gains are included in investment income.

     Other income relates to income earned by the Company's telecommunications business and property management with respect to its office park and overhead reimbursement from discontinued operations prior to their disposition.

     Expenses. The following table presents the components of the Company's expenses for the periods indicated:



                                                            NINE MONTHS ENDED
                                                              September 30,
                                                    ----------------------------------
                                                       1998                   1997
                                                    -----------            -----------
                                                              (IN THOUSANDS)

Personnel........................................   $   105,867            $    86,789
Interest.........................................        53,155                 39,764
Other operating..................................       108,743                 83,558
                                                    -----------            -----------
          Total..................................   $   267,765            $   210,111
                                                    ===========            ===========


     The increase in personnel costs were primarily associated with the expansion of the Company's lending operations during the indicated periods. The remaining increase was primarily incentive compensation paid to employees in the Company's retail division related to an increase in home equity loan production.

     Interest expense for the first nine months of 1998 increased approximately $13.4 million compared to the same period of 1997 principally due to an increase in the average amount of debt outstanding.

     Other operating expenses increased approximately $25.2 million during the first nine months of 1998 compared to the same period of 1997 primarily as the result of costs associated with the expansion of the Company's lending operations. During the nine months ended September 30, 1998 and 1997, advertising expense totaled $36.9 million and $24.8 million and occupancy and equipment expenses were $24.5 million and $18.3 million, respectively.

DISCONTINUED OPERATIONS

     On October 27, 1998, the Company made a decision to discontinue the operations of United Companies Funding, Inc. ("UCFI"), a wholly owned subsidiary of the Company. UCFI was organized in 1995 to originate manufactured housing loan products made primarily to finance the purchase of new or used manufactured homes. In reaching the decision to discontinue the operations of UCFI, the Company considered the less than anticipated results of UCFI's operations and the funding required, and the impact thereof on the Company's liquidity, to continue its operations. The Company has estimated the loss that will occur from the discontinuance, and the operating losses that will occur during phaseout, of UCFI and, accordingly, has accrued for such loss in its financial statements for the three months ended September 30, 1998. The results of operations of UCFI have been classified as discontinued operations and the prior year financial statements have been restated accordingly.

     In connection with the decision to discontinue the operations of UCFI, the Company recorded a net loss of $1.9 million and $2.8 million in its financial statements for the three months and nine months ended September 30, 1998, respectively. Total revenues of UCFI for the nine months ended September 30, 1998 and 1997 were $29.6 million and $20.8 million, respectively, and net income
(loss) was $(2.8 million) and $.6 million, respectively. Total assets of UCFI at September 30, 1998 and December 31, 1997 were $75.4 million and $37.1 million, respectively. The assets related to manufactured housing contracts sold in public asset-backed securitization transactions, consisting primarily of Interest-only and residual certificates totaling approximately $73 million, have been retained by the Company, and therefore, are excluded from "Net assets of discontinued operations" on the Company's Consolidated balance sheet as of September 30, 1998.

     The following table presents loan sale information regarding the manufactured housing contracts originated by UCFI for the periods indicated:

     Loan Sale Transactions


                                                     THREE MONTHS ENDED                NINE MONTHS ENDED
                                                        September 30,                     SEPTEMBER 30,
                                                  ---------------------------      --------------------------
                                                    1998             1997              1998             1997
                                                  ----------       ----------      ----------      ----------
(DOLLARS IN THOUSANDS)
(DOLLARS IN THOUSANDS)

Manufactured housing contracts sold .........     $  152,973       $   81,388      $  338,172      $  225,974
Average coupon ..............................           8.43%           10.53%           8.79%          10.82%
Interest spread retained ....................           1.82%            3.54%           2.02%           3.63%
Loan sale gains .............................     $     (877)      $    4,877      $    1,683      $   15,443


     The following table provides life-to-date prepayment rates and pool factors as of September 30, 1998, with respect to UCFI's manufactured housing contract securitizations by year of securitization for the years indicated:



                                      Real Estate                                       Chattel
                     ---------------------------------------------   ---------------------------------------------
    Year of            Original      Life-to-Date        Pool          Original       Life-to-Date        Pool
Securitization         Balance           CPR          Factor (1)        Balance           CPR          Factor (1)
---------------      ------------    ------------    -------------   -------------   --------------    -----------
                                                        (dollars in thousands)
1996                 $     55,031         21%           62.04%       $     109,968         8%            83.52%
1997                      100,403         17%           83.36%             204,573         7%            91.47%
1998                       71,576          4%           98.58%             138,423         7%            97.97%



(1) Pool Factor - Percentage of the principal balance of the securitization remaining outstanding at September 30, 1998.

     Asset Quality

     The following two tables provide certain contractual delinquency, default and loss experience information for manufactured housing contracts owned by the Company and contracts serviced for others as of the dates indicated in the first table and for the periods indicated in the second table:

                                                              SEPTEMBER 30,                   DECEMBER 31,
                                                       --------------------------      --------------------------
                                                          1998            1997            1997            1996
                                                       ----------      ----------      ----------      ----------
Number of manufactured
    housing contracts ............................         19,933          12,097          13,816           5,412

Delinquency period (1)(2)(3)
     30-59 days ..................................           3.01%           2.43%           3.13%           1.88%
     60-89 days ..................................           1.14            0.78            1.11             .57
     90 days and over ............................           1.99            1.00            1.49             .16
                                                       ----------      ----------      ----------      ----------
                                                             6.14%           4.21%           5.73%           2.61%
                                                       ==========      ==========      ==========      ==========

Dollar amount (in thousands) of
    manufactured housing contracts in
    repossession at the end of period(3) .........     $    8,558      $    2,617      $    4,797      $      725




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


                                                             NINE MONTHS ENDED                   YEAR ENDED
                                                               SEPTEMBER 30,                    DECEMBER 31,
                                                       ---------------------------       ---------------------------
                                                          1998             1997             1997             1996
                                                       ----------       ----------       ----------       ----------
                                                         (DOLLARS IN THOUSANDS)             (DOLLARS IN THOUSANDS)
Dollar amount of manufactured housing
     contracts outstanding at end of period ......     $  770,052       $  388,254       $  456,937       $  170,869
                                                       ==========       ==========       ==========       ==========

Net Losses
         Gross Losses (1) ........................     $    4,000       $      557       $      866       $       32
         Recoveries (2) ..........................            (26)              (4)              (7)             (10)
                                                       ----------       ----------       ----------       ----------
         Net Losses ..............................     $    3,974       $      553       $      859       $       22
                                                       ==========       ==========       ==========       ==========
Net Losses for the last four quarters as a
     percentage of average amount outstanding ....           0.76%            0.26%            0.27%            0.03%



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

         Substantially all of the home equity loans and manufactured housing contracts produced by the Company have been sold in securitization transactions in which securities backed by these loans and contracts ("asset-backed securities") are sold, with servicing rights retained. In public securitization transactions consummated through shelf registration statements of the Company's subsidiaries, the purchasers of the asset-backed securities receive a security which is credit enhanced, in part, in such home equity loan securitizations and one manufactured housing contract securitization, through a guaranty provided by a third party insurer or, in connection with the other manufactured housing contract securitizations, through a senior/subordinated structure. Credit enhancement for such home equity asset-backed securities is also provided by subordinating a cash deposit and the excess interest spread retained by the Company, up to a specified amount (the "Subordinated Amount"), to the payment of scheduled principal and interest on the securities. The subordination of the cash deposit and the excess interest spread retained by the Company relates to credit losses which may occur after the sale of the loans and generally continues until the earlier of the payment in full of the loans or termination of the agreement pursuant to which the loans were sold. If cumulative payment defaults exceed the Subordinated Amount, a third party insurer is obligated to pay any further losses experienced by the owners of the asset-backed securities. Except for one manufactured housing contract securitization in which credit enhancement is provided by a third party insurer and subordination of the retained excess interest spread, such losses are borne first by the subordinated asset-backed securities in the Company's manufactured housing contract securitizations. The Company has retained some of the subordinated securities in such securitizations. In a sale by the Company of approximately $203 million of loans pursuant to a private securitization transaction in the third quarter of 1998, credit enhancement for the asset-backed securities sold thereunder was provided by subordination of the excess interest spread retained by the Company and limited recourse against the Company.

         The Company is also obligated to cure, repurchase or replace loans and contracts which may be determined after the sale to violate representations and warranties relating to them and which are made by the Company at the time of the sale. The Company regularly evaluates the quality of the loan portfolio and estimates its risk of loss based upon historical loss experience, prevailing economic conditions, estimated collateral value and such other factors which, in management's judgment, are relevant in estimating the credit risk in owned and/or serviced loans. For loans and contracts sold, the Company records a provision for the estimated amount of credit losses at the time of sale, and records such amount on its balance sheet in the allowance for loan losses as a reduction of the Interest-only and residual certificates. Estimated losses on the owned portfolio are also provided for by an increase in the allowance for loan losses through a charge to current operating income. At September 30, 1998, the allowance for loan losses on loans serviced was $170 million and $4.3 million on loans owned by the Company. The maximum recourse associated with sales of home equity loans and manufactured housing contracts according to terms of the sale agreements totaled approximately $1.6 billion at September 30, 1998, substantially all of which relates to the subordinated cash and excess interest spread. Should credit losses on loans and contracts sold materially exceed the Company's estimates for such losses, such consequence will have a material adverse impact on the Company's operations.

         At September 30, 1998, the contractual balance of home equity loans serviced was approximately $6.4 billion, substantially all of which are owned by and serviced for third party investors. The portfolio is geographically diversified. Although the Company services loans in 50 states and the District of Columbia, at September 30, 1998 a substantial portion of the home equity loans serviced were originated in California (9.6%), Louisiana (7.8%), Florida (7.0%), Ohio (6.2%) and North Carolina (5.2%), respectively, and no other state accounted for more than 4.6% of the serviced portfolio. In addition, at September 30, 1998, the Company serviced approximately $770 million of manufactured housing contracts, 16.2% of which were originated in South Carolina, 14.5% in Texas and 13.3% in North Carolina. The risk inherent in geographic concentrations is dependent not only upon regional and general economic stability which affects property values, but also the financial well-being and creditworthiness of the borrower.

         The following two tables set forth information relating to certain contractual delinquency, default and loss experience for home equity loans serviced as of the dates indicated in the first table and for the periods indicated in the second table, including loans owned by the Company and loans serviced for others. See "Discontinued

Operations" above for similar information with respect to manufactured housing contracts owned and/or serviced by the Company.



                                                            SEPTEMBER 30, 1998                       DECEMBER 31, 1997
                                                   -----------------------------------       -----------------------------------
                                                                            % OF                                      % OF
                                                     CONTRACTUAL         CONTRACTUAL          CONTRACTUAL          CONTRACTUAL
                                                       BALANCE             BALANCE              BALANCE              BALANCE
                                                   --------------       --------------       --------------       --------------
                                                                              (DOLLARS IN THOUSANDS)
Home equity loans
  serviced ...................................     $    6,431,877                            $    5,528,923
                                                   ==============                            ==============
Delinquency
  30-59 days .................................     $      167,190                 2.60%      $      176,882                 3.20%
  60-89 days .................................             63,159                 0.98               57,975                 1.05
  90+ days ...................................             55,553                 0.86               46,873                  .85
                                                   --------------       --------------       --------------       --------------
                                                          285,902                 4.44              281,730                 5.10
                                                   --------------       --------------       --------------       --------------
Defaults
  Foreclosures in process ....................            270,062                 4.20              189,801                 3.43
  Bankruptcy .................................            140,050                 2.18              115,856                 2.10
                                                   --------------       --------------       --------------       --------------
                                                          410,112                 6.38              305,657                 5.53
                                                   --------------       --------------       --------------       --------------
 Total delinquency
   and defaults ..............................     $      696,014                10.82%      $      587,387                10.63%
                                                   ==============       ==============       ==============       ==============



                                                             NINE MONTHS ENDED                            YEAR ENDED
                                                               September 30,                             DECEMBER 31,
                                                   -----------------------------------       -----------------------------------
                                                        1998                 1997                 1997                 1996
                                                   --------------       --------------       --------------       --------------
                                                              (IN THOUSANDS)                           (IN THOUSANDS)
Average dollar amount of home equity loans
  outstanding during period ..................     $    5,710,816       $    4,311,766       $    4,784,531       $    3,370,810
                                                   ==============       ==============       ==============       ==============

Net losses
     Gross losses(1) .........................     $       37,963       $       23,263       $       32,984       $       19,484
     Recoveries(2) ...........................             (1,765)              (1,499)              (1,937)              (2,371)
                                                   --------------       --------------       --------------       --------------
     Net Losses ..............................     $       36,198       $       21,764       $       31,047       $       17,113
                                                   ==============       ==============       ==============       ==============
Net losses for the last four quarters as a
  percentage of average amount outstanding ...               0.80%                0.62%                0.65%                0.51%



(1) "Gross Losses" are amounts which have been determined to be uncollectible relating to home equity loans for each respective period.

(2) "Recoveries" are recoveries from liquidation proceeds and deficiency judgments.

         The contractual balances exclude home equity real estate owned and/or serviced which totaled $121.1 million and $98.9 million at September 30, 1998 and December 31, 1997, respectively. The Company believes that the increase in the total percentage of delinquencies and defaults at September 30, 1998 compared to December 31, 1997 is not attributable to any single factor, but rather reflects a combination of factors, including the seasonal nature of delinquencies inherent in the portfolio.

         The following tables provide certain contractual delinquency and default data with respect to home equity loans serviced by the Company, by year of loan origination, as of the dates indicated:



                                                               SEPTEMBER 30, 1998
                     ---------------------------------------------------------------------------------------------------
                                                                                       DEFAULTS                TOTAL
                                                                            ------------------------------
                    CONTRACTUAL                   DELINQUENCY
                     ---------     -------------------------------------    FORECLOSURES BANK-               DELINQUENCY
YEAR OF ORIGINATION   BALANCE       30-59      60-89      90+      TOTAL     IN PROCESS  RUPTCY     TOTAL    & DEFAULTS
-------------------  ---------     -------   --------   -------   -------    ----------  -------   --------  -----------
                                                            (DOLLARS IN THOUSANDS)

1992 & prior ......  $   84,247     4.06%      1.14%     1.52%     6.72%        5.68%     5.69%     11.37%        18.09%
1993 ..............      98,770     3.86%      1.25%     1.19%     6.30%        5.60%     6.14%     11.74%        18.04%
1994 ..............     222,672     3.30%      0.96%     1.53%     5.79%        7.05%     7.72%     14.77%        20.56%
1995 ..............     512,807     4.09%      1.76%     1.55%     7.40%        9.63%     7.18%     16.81%        24.21%
1996 ..............   1,047,924     4.12%      1.57%     1.49%     7.18%        8.97%     4.25%     13.22%        20.40%
1997 ..............   2,031,815     3.22%      1.21%     1.03%     5.46%        4.35%     1.36%      5.71%        11.17%
1998 ..............   2,433,642     0.95%      0.36%     0.21%     1.52%        0.51%     0.12%      0.63%         2.15%
                     ----------
    Total .........  $6,431,877     2.60%      0.98%     0.86%     4.44%        4.20%     2.18%      6.38%        10.82%
                     ==========



                                                              DECEMBER 30, 1998
                     ---------------------------------------------------------------------------------------------------
                                                                                       DEFAULTS                TOTAL
                                                                            ------------------------------
                    CONTRACTUAL                   DELINQUENCY
                     ---------     -------------------------------------    FORECLOSURES BANK-               DELINQUENCY
YEAR OF ORIGINATION   BALANCE       30-59      60-89      90+      TOTAL     IN PROCESS  RUPTCY     TOTAL    & DEFAULTS
-------------------  ---------     -------   --------   -------   -------    ----------  -------   --------  -----------
                                                            (DOLLARS IN THOUSANDS)
1991 & prior ......  $   75,114     4.79%      1.06%     1.56%     7.41%        4.92%     5.72%     10.64%        18.05%
1992 ..............      43,134     5.21%      1.72%     2.28%     9.21%        4.82%     5.23%     10.05%        19.26%
1993 ..............     135,399     4.59%      1.12%     1.01%     6.72%        4.79%     5.30%     10.09%        16.81%
1994 ..............     302,819     4.95%      1.54%     1.47%     7.96%        6.17%     6.79%     12.96%        20.92%
1995 ..............     710,685     5.04%      1.59%     1.46%     8.09%        7.80%     5.66%     13.46%        21.55%
1996 ..............   1,544,278     4.54%      1.50%     1.22%     7.26%        5.39%     2.28%      7.67%        14.93%
1997 ..............   2,717,494     1.62%      0.58%     0.35%     2.55%        0.74%     0.23%      0.97%         3.52%
                     ---------
    Total .........  $5,528,923     3.20%      1.05%     0.85%     5.10%        3.43%     2.10%      5.53%        10.63%
                     ==========


     The following table provides certain pool factors and cumulative losses with respect to the Company's home equity loans by year of production for the periods indicated:


                                                                     CUMULATIVE
     YEAR                HOME-EQUITY                                NET LOSSES AS
      OF                    LOAN                   POOL                 % OF
  PRODUCTION             PRODUCTION              FACTOR(1)           PRODUCTION
---------------        ---------------        ---------------      ---------------
                              (DOLLARS IN THOUSANDS)

FIXED
     1993              $       500,900                 18.64%                2.30%
     1994              $       837,901                 25.59%                2.86%
     1995              $     1,130,715                 34.34%                2.11%
     1996              $     1,383,714                 49.23%                0.51%
     1997              $     1,373,984                 67.96%                0.02%
     1998              $     1,358,089                 93.87%                0.00%

ARM
     1993              $        38,968                 13.92%                1.73%
     1994              $        70,920                 11.58%                0.90%
     1995              $       410,922                 30.30%                1.35%
     1996              $       860,744                 42.61%                0.38%
     1997              $     1,513,667                 72.55%                0.02%
     1998              $     1,237,995                 93.60%                0.00%



                  (1) Pool Factor - Percentage of the year's production remaining outstanding at September 30, 1998.

     The following tables reflect, as of the periods indicated, the allowance for loan losses for loans owned by the Company and loans serviced for third parties. These allowance accounts are deducted in the Company's balance sheet from the asset to which they apply.


                                                                                  NINE MONTHS ENDED SEPTEMBER 30, 1998
                                                                                  ------------------------------------
                                                                                    OWNED       SERVICED      TOTAL
                                                                                  ----------   ----------   ----------
                                                                                         (DOLLARS IN THOUSANDS)

Allowance for loan losses, beginning of period .................................  $    3,691   $  106,563   $  110,254

Provision for loan losses ......................................................       3,780      100,898      104,678

Net loans charged off ..........................................................      (3,157)     (37,394)     (40,551)
                                                                                  ----------   ----------   ----------
Allowance for loan losses, end of period .......................................  $    4,314   $  170,067   $  174,381
                                                                                  ==========   ==========   ==========




                                                                                  NINE MONTHS ENDED SEPTEMBER 30, 1997
                                                                                  ------------------------------------
                                                                                    OWNED       SERVICED      TOTAL
                                                                                  ----------   ----------   ----------
                                                                                         (DOLLARS IN THOUSANDS)

Allowance for loan losses, beginning of period .................................  $    6,484   $   44,970   $   51,454

Provision for loan losses ......................................................        (178)      30,362       30,184

Net loans charged off ..........................................................      (3,482)      (9,750)     (13,232)

Reserve reclassification .......................................................       2,241           --        2,241
                                                                                  ----------   ----------   ----------

Allowance for loan losses, end of period .......................................  $    5,065   $   65,582   $   70,647
                                                                                  ==========   ==========   ==========


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

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal cash requirements arise from loan originations, deposits to reserve accounts, repayments of debt borrowed under the Company's senior and subordinated notes and credit facilities, payments of operating and interest expenses, and income taxes. The Company uses the proceeds of its presently unsecured revolving credit facility (the "Credit Facility") as the primary source of funding of loan production pending sales in securitizations. In July, 1998, the commitment amount of the Credit Facility was increased from $800 million to $850 million. Proceeds of the Credit Facility may be used for general corporate purposes, including the interim funding of loan originations, and to refinance existing debt. The Company's borrowings are in turn repaid with cash proceeds received from selling such loans through securitizations. The Credit Facility is provided by a group of 22 banks, matures in April 2000, and provides for revolving loans and letters of credit. During 1997 and the first nine months of 1998, the Credit Facility was primarily used to fund the origination of home equity loans and manufactured housing contracts. These borrowings were repaid upon the delivery of the loans and contracts into the securitization transactions. As a result of the March, 1998 downgrade by Standard and Poor's, a division of McGraw-Hill Companies, Inc. ("S&P"), of its ratings of the Company's long-term unsecured debt, the rate of interest payable by the Company under the terms of the Credit Facility has increased. See "Ratings" below. At September 30, 1998, letters of credit in the aggregate maximum amount of $100 million (of which the available draw amount at September 30, 1998 was $78.2 million) were outstanding under the Credit Facility for the Company's account and were deposited in lieu of cash into the related reserve accounts established in connection with the Company's home equity loan securitization transactions.

     In order to help maintain a continuing source of bank credit for its operations, the Company has reached agreement with the agent bank for the bank group on the terms of a restructure of the Credit Facility into a secured warehouse/interest receivable warehouse facility, to mature in two years, and a secured residual-financing credit facility, to mature in April 2000, aggregating $850 million. The agent bank has orally advised the Company that the terms have been approved by all of the participating banks, subject to the preparation and completion of acceptable definitive documents. There can be no assurance that the restructure of the bank credit facility will be consummated pursuant to the terms agreed upon by it and the banks. The Company's ability to accomplish the restructuring plan discussed below will be affected by a number of factors, including completion of the restructuring of the Credit Facility. See "Subsequent Events" and "Investment Considerations" below.

     In addition to the Credit Facility, the Company has previously maintained four sources of financing for its home equity loan originations: a master repurchase facility provided by a major national bank (the "Master Repo"), a warehouse facility provided by the investment banker which acted as lead underwriter for the Company's 1998 third quarter fixed home equity loan securitization (the "Investment Bank Warehouse"), a private securitization facility provided by the investment banker which acted as lead underwriter for the Company's 1998 third quarter adjustable rate home equity loan securitization (the "Private Securitization Facility"), and a warehouse facility provided by United Companies Life Insurance Company ("UCLIC"). The Master Repo provides funding for up to $300 million of eligible home equity loans and is committed until April, 2000. As of September 30, 1998, no repurchase obligations were outstanding under the Master Repo. The Investment Bank Warehouse was directly related to the 1998 third quarter fixed rate home equity loan securitization, initially provided for funding up to $400 million of eligible home equity loans for such securitization and terminated upon the closing of the last delivery of loans under the prefunding account related to the fixed rate securitization. As of September 30, 1998, $150 million was available and no amounts were outstanding under the Investment Bank Warehouse. At September 30, 1998, approximately $645 million of the Private Securitization Facility was unused and available during the 1998 fourth quarter. The UCLIC warehouse facility which was established upon the sale of UCLIC in 1996, provides for the purchase of up to $150 million in first mortgage residential loans and has a maturity of July, 1999. The Company has the right for a limited time to repurchase certain loans which are eligible for securitization and as of September 30, 1998, $3.3 million in loans eligible for securitization were funded under this facility. At September 30, 1998, the Company had outstanding $125 million and $100 million of senior unsecured notes which mature in November, 1999 and January, 2004, respectively, and $150 million of unsecured subordinated notes maturing in July, 2005 (such senior and subordinated unsecured notes collectively referred to as the "Notes"). During July 1998, the Company utilized the Credit Facility to pay $100 million of senior unsecured notes which matured July 15, 1998.

     The Credit Facility and the Notes require the Company to maintain a minimum consolidated fixed charge coverage ratio. The Company has experienced a declining trend in this ratio. At September 30, 1998, the Company was in compliance with this and all other covenants of its Credit Facility and the Notes. Management of the Company presently expects that results of operations for the 1998 fourth quarter will not result in a decline in this ratio below the amount required by the Credit Facility and the Notes. However, in the event the consolidated fixed charge coverage ratio as of December 31, 1998 is less than the minimum required, an event of default will occur under the Credit Facility and the Notes and payment of the outstanding principal balance thereof will be due unless, prior to the expiration of cure periods provided therein, waivers are obtained by the Company. The Company's ability to maintain compliance with the financial covenants under the Credit Facility and the Notes is one of the factors that will affect the Company's ability to accomplish the restructuring plan discussed below. See "Subsequent Events" and "Investment Considerations" below.

     On October 28, 1998, the Company announced that its efforts to seek a potential strategic partnership to improve its access to capital and accelerate its growth had to that date been unsuccessful. Without additional capital through a potential strategic partnership or its historical sources through the corporate debt and equity markets, which were at that time and continue to be unavailable, the Company implemented a restructuring plan to reduce its size to one which can be supported by its existing capital and funding base. The plan is intended to make the Company cash flow positive from operations by the first quarter of 1999. It provides that future dividends on the Company's common and preferred stock will be suspended indefinitely. It also provides that the $125 million of Notes due November 1999 will be paid from internally generated cash flows. Upon mandatory conversion of the PRIDES(sm) into common stock on July 1, 2000, in accordance with their terms, any dividends in arrears on the PRIDES(sm) are payable in cash by the Company from funds legally available therefor. One of a number of factors that will affect the ability of the Company to accomplish the restructuring plan is its ability to generate and maintain adequate liquidity for a sufficient period of time to execute the plan. See "Subsequent Events" and "Investment Considerations" below.

     In the conduct of its operations, substantially all of the home equity loans and manufactured housing contracts originated or acquired by the Company are sold. Net cash from operating activities of the Company in the first nine months of 1998 and 1997 reflects approximately $2.7 billion and $1.9 billion, respectively, in cash used for loan originations and acquisitions of home equity loans and manufactured housing contracts. The primary source of funding for loan originations is derived from the reinvestment of proceeds from the ultimate sale of these products in the secondary market which totaled approximately $2.7 billion and $1.9 billion in the first nine months of 1998 and 1997, respectively. In connection with the home equity loan and one manufactured housing contract transactions in the secondary market, third-party surety bonds and subordination of cash deposits and excess interest retained by the Company have been provided as credit enhancements. The loan sale transactions have required the subordination of certain cash flows retained by the Company from the loans sold to the payment of principal and interest due to holders of the asset-backed securities. In connection with these transactions, the Company has been required, in some instances, to fund an initial deposit, and thereafter, in each transaction, other than the private securitization transaction consummated in the third quarter of 1998, a portion of the amounts receivable by the Company from the excess interest spread has been required to be placed and maintained in a reserve account to the extent of the subordination requirements. The subordination requirements generally provide that the excess interest spread is payable to a reserve account until a specified level of cash, which is less than the maximum subordination amount, is accumulated therein. The excess spread retained by the Company is subject to being utilized first to replenish cash paid from the reserve account to fund shortfalls in collections from borrowers who default on the payment of principal or interest on the loans and contracts underlying the asset-backed securities issued until the total of the Company's deposits into the reserve account equal the maximum subordination amount. After the Company's deposits into the reserve account equal the maximum subordination amount for a transaction, the subordination of the related excess interest spread (including the guarantee fee payable therefrom) for these purposes is terminated. The excess interest spread required to be deposited and maintained in the respective reserve accounts will not be available to support the cash flow requirements of the Company until such amount exceeds the maximum subordinated amount (other than amounts, if any, in excess of the specified levels required to be maintained in the reserve accounts, which may be distributed periodically to the Company). In certain home equity loan securitizations, the excess interest spread on the fixed rate loans included therein is utilized initially to cover current losses, and then to pay down the principal of the related asset-backed securities until a specified level of overcollateralization is reached, and thus is unavailable to the Company until such time. With respect to certain home equity loan securitization transactions for which the aggregate unpaid principal balance as of September 30, 1998 of the loans sold thereby was approximately $860 million, the delinquency and loss experiences of such loans, pursuant to levels thereof set forth in the related pooling and servicing agreements, have resulted in an increase in the required amount of excess interest spread to be maintained in the related reserve accounts. As a result, the Company's cash flow has been negatively affected by the increased minimum reserve account requirements. At September 30, 1998, the amounts on deposit in reserve accounts totaled $450 million, exclusive of the letters of credit issued under the Credit Facility in the amount of $100 million discussed above. The Company's ability to accomplish the restructuring plan announced on October 28, 1998, will be affected by a number of factors, including its ability to continue to securitize on a quarterly basis its home equity loan production in which the asset-backed securities are insured by third-party certificate insurers. See "Subsequent Events" above and "Investment Considerations" below.

RATINGS.

     On October 7, 1998, Fitch IBCA lowered the rating of the Company's senior notes to BB from BBB- at June 30, 1998, and its subordinated notes to BB- from BB+ at June 30, 1998.

     On October 9, 1998, Moody's Investor Service ("Moody's") downgraded the Company's senior unsecured debt rating to B3 from Ba3 at June 30, 1998, and its subordinated debt to Caa2 from B2 at June 30, 1998. Moody's rating outlook remained negative.

     On October 23, 1998, Standard & Poor's ("S&P") lowered the counterparty credit rating and senior unsecured debt rating to BB- from BB+ at June 30, 1998, its subordinated debt to B from BB- at June 30, 1998, and its preferred stock to B- from B+ at June 30, 1998. All ratings were removed from S&P's CreditWatch, where they were placed with developing implications in August 1998 following the Company's announcement that it had retained Salomon Smith Barney to explore potential strategic alternatives.

     On October 28, 1998, Duff & Phelps Credit Rating Co. ("DCR") downgraded the senior, subordinated, and preferred stock ratings of the Company to "B", "B-", and "CCC", respectively. The ratings remain on DCR's Rating Watch--Down, pending further information and DCR's analysis of the Company's proposed restructuring plan. DCR also stated that the preferred stock rating will be lowered to DP (Preferred Stock with Dividend Arrearage) if the dividend payment scheduled for January 1, 1999, is not honored.

     The lower ratings of the Company by the rating agencies negatively affect the ability of the Company to access the corporate debt and equity financial markets, thus limiting its sources of additional liquidity and capital resources, and increase the Company's borrowing costs, thereby negatively impacting its profitability.

YEAR 2000

     As discussed in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company's Report on Form 10-K for the year ended December 31, 1997, the Company has constituted a Year 2000 task force (the "Task Force") with members of its Management Information Services and Internal Audit departments as well as other employees of the Company.

     The Task Force has developed and is now implementing a Year 2000 Project Plan that follows the Federal Financial Institutions Examination Council guidelines. The plan is comprised of five phases: (1) Awareness; (2) Assessment;
(3) Renovation; (4) Validation/Testing; and, (5) Implementation. As of September 30, 1998 the Awareness and Assessment phases were complete, and Renovation, Validation/Testing, and implementation phases are in process. As part of the Awareness and Assessment phases of the plan, the Company has inventoried, prioritized, and evaluated the impact of the Year 2000 on all systems of the Company including hardware, software, internal and external systems, environmental systems dependent on embedded microchips, such as security systems, elevators and vaults. In October 1998, the Task Force reported to the Audit Committee of the Board of Directors of the Company that testing of mission critical systems (applications or systems that are vital to the successful continuance of a core business activity) continues and that testing of internal mission critical systems is scheduled to be substantially complete by December 31, 1998. Testing of external mission critical systems is scheduled to be complete by March 31, 1999. The Company has received commitments from third party vendors that they will render their systems fully Year 2000 compliant. The Task Force also reported that contingency plans are in place for mission critical systems in the event that any are not Year 2000 compliant on January 1, 2000. These contingency plans are unique for each individual system, but in general call for utilizing manual processes until such time as the system could be repaired or replaced with a compliant system. Alternative systems and service providers have been identified for these mission critical systems should circumstances necessitate a long-term replacement.

     The Company has budgeted $639,000, not including personnel costs, to address Year 2000 issues. As of September 30, 1998, the Company had spent $264,318 in furtherance of the Year 2000 Project Plan.

     While the Company's management believes that the Year 2000 Project Plan will be completed on schedule and therefore reduce the risk that a Year 2000 problem will cause an interruption in or failure of certain normal business activities, the inability of the Company or its third party vendors to effectuate solutions to their Year 2000 issues on a timely and cost effective basis may have a material adverse effect on the Company.

SUBSEQUENT EVENTS.

     On October 28, 1998, the Company announced that it will implement a restructuring plan that will focus on its most cost efficient and profitable business units while reducing the Company to a size which can be supported by its existing capital and funding base.

     In July 1998, the Company announced it was seeking a potential strategic partnership to improve its access to capital and accelerate its growth, but efforts as of the date of the October 28, 1998 announcement have been unsuccessful. After a thorough analysis of the then current circumstances, the Board of Directors of the Company determined that it was necessary and advisable to move forward at that time on a new business plan intended to create a streamlined, more focused Company. The objectives of the restructuring are to:
1) generate positive cash
flow from operations and sufficient earnings; 2) maintain a sound capital base; and 3) compete in the market place through the Company's most competitive and cost efficient production and servicing systems.

     Under the plan, the Company has taken steps immediately to sell or close down its wholesale, manufactured housing and credit card units, which will result in a reduction of Company personnel and overhead expenses by more than 30%. Nationwide employee levels will be reduced from approximately 3,350 to 2,280. In addition to the sale or closing of the three business units, approximately $150 million of non-core assets of the Company will be sold, including the sale of the Company's real estate investment properties. The Company does not anticipate that it will incur any material loss on disposition of these non-core assets.

     United Companies Lending Corporation will close 32 underperforming retail locations and emphasis will be placed on increasing the production levels of the remaining 200 higher performing branches. The Company has estimated that the costs of the downsizing will range from $4 million to $6 million. The plan is designed to achieve an annual home-equity loan production level of $2.4 billion.

     The plan also provides that future dividends on the Company's common and preferred stock will be suspended indefinitely. Dividends on the Company's outstanding shares of preferred stock (the "PRIDES(sm)") will accrue without interest whether or not such dividends are declared. In the event that dividends on the PRIDES(sm) are in arrears and unpaid for six quarterly dividend periods, the holders of the PRIDES(sm) , voting separately as a class, are entitled to vote for the election of two preferred stock directors, such directors to be in addition to the number of directors constituting the Board of Directors immediately prior to the accrual of such right and such right shall continue until all dividends in arrears on the PRIDES(sm) shall have been paid in full. Upon mandatory conversion of the PRIDES(sm) into common stock on July 1, 2000, in accordance with their terms, any dividends in arrears on the PRIDES(sm) are payable in cash by the Company from funds legally available therefor.

     Factors that will affect the Company's ability to accomplish the restructuring plan include its ability to: (i) generate and maintain adequate liquidity for a sufficient period of time to execute the plan; (ii) complete the new proposed restructured primary bank credit facility (discussed in "Liquidity and Capital Resources" above); (iii) maintain compliance with the financial covenants under the Company's primary bank credit facility and public unsecured notes; (iv) continue to securitize on a quarterly basis its home equity loan production in which the asset- backed securities are insured by third-party certificate insurers; (v) achieve the loan production levels projected by the plan; and (vi) timely implement the downsizing and other requirements of the plan. In addition, increases in prepayment rates and loan losses above historical levels could adversely affect the Company's ability to implement the plan.

LEGAL DEVELOPMENTS

     In a class action lawsuit pending in Alabama state district court involving 910 home equity loans alleged to be subject to the Alabama Mini Code, Autrey v. United Companies Lending Corporation, the Alabama Supreme Court, acting on an interlocutory appeal by the Company, upheld the ruling of the trial court on a pre-trial motion that retroactive application of the 1996 amendments to the Alabama Mini Code would be unconstitutional as applied to the plaintiff's class. The 1996 amendments, which in general limited the remedy for finance charges in excess of the maximum permitted by the Alabama Mini Code, were expressly made retroactive by the Alabama legislature. The Company strenuously disagreed with this holding and sought a rehearing by the Alabama Supreme Court. The request for a rehearing has been denied by the Alabama Supreme Court and the matter will be returned to the trial court for a trial on the merits. The Company believes that the liability, if any, should be limited to $495,000, the amount of the aggregated finance charges allegedly exceeding the maximum permitted by the Alabama Mini Code, plus interest thereon. The Company intends to continue its vigorous defense of this matter. If unsuccessful in its defense at a trial on the merits and related appeals, the Company presently estimates that the liability of its subsidiary could be approximately $15 million.

     The U.S. Department of Justice ("DOJ") and the U.S. Department of Housing and Urban Development ("HUD") recently issued a letter to the Company and its subsidiary United Companies Lending Corporation notifying them that they were initiating a joint investigation of their lending and pricing practices, initially in Philadelphia, PA-NJ PMSA. The investigation focuses on compliance by the Company and its subsidiary with the federal Fair Housing Act and Equal Credit Opportunity Act and the federal Real Estate Settlement Procedures Act ("RESPA"). Specifically, DOJ seeks to determine whether the lending and pricing practices of the Company and its subsidiary discriminate against applicants based on race, national origin, sex, or age. The Company believes this investigation by DOJ is part of an overall initiative by that agency to review the practices of several large subprime lenders and does not stem from any findings of wrongdoing by the Company. HUD will be investigating whether relationships of the Company and its subsidiary with mortgage brokers, home improvement dealers or other third parties may violate the anti-kickback and anti-referral fee prohibitions of RESPA. The Company is cooperating with the joint investigation and management of the Company believes that both agencies will ultimately determine that no violations of law have occurred.

     In October 1998, the Company reached a settlement in an enforcement action suit pending in Massachusetts state court alleging violations by the Company of certain regulations promulgated by the Massachusetts Attorney General relating to, among other things, loan origination fees, also known as "points", with respect to loans originated in Massachusetts. The settlement, involving payments and other terms by the Company aggregating approximately $1.2 million, followed a decision by a federal district court in Massachusetts upholding the validity of the regulations and finding violations thereof by the Company's subsidiary. The Company had maintained that the Massachusetts regulations were void because they conflicted with the efforts of the Massachusetts legislature to supplant the strict regulation of points with disclosure requirements, and were inconsistent with the policies and interpretations of the Federal Trade Commission as to what constitutes unfair and deceptive trade practices. The federal district court found that the Attorney General's regulations did not contravene the intent of the Massachusetts legislature and are not inconsistent with applicable federal law. The settlement has been accrued in the consolidated financial statements at September 30, 1998.

INVESTMENT CONSIDERATIONS

     The Company has a continuing need for capital to finance its lending operations. Currently, the principal cash requirements of the Company's lending operations arise from loan originations, deposits to reserve accounts, repayments of debt borrowed under its credit facilities and its outstanding unsecured notes, payments of operating and interest expenses, and income taxes related to securitization transactions. Loan production is funded principally through proceeds of the Company's revolving credit facility with a bank group and warehouse facilities pending sales in securitizations. The Company's borrowings are in turn repaid with the proceeds received by the Company from selling such loans through securitizations. The revolving credit facility is a $850 million facility provided by a group of banks which matures in April 2000. In order to help maintain a continuing source of bank credit for its lending operations, the Company has reached agreement with the agent bank for the bank group on the terms of a restructure of the presently unsecured revolving credit facility into a secured warehouse/interest receivable warehouse facility, to mature in two years, and a secured residual-financing credit facility, to mature in April 2000, aggregating $850 million. The agent bank has orally advised the Company that the terms have been approved by all of the participating banks, subject to the preparation and completion of acceptable definitive documents. There can be no assurance that the restructure of the bank credit facility will be consummated pursuant to the terms agreed upon by it and the banks. Although management of the Company is optimistic that the restructure of the bank credit facility will be consummated pursuant to the terms agreed upon by it and the banks, there can be no assurance as to this outcome or that such facilities will continue to be available on terms reasonably satisfactory to the Company or at all. Any failure to renew or obtain adequate funding under these financing facilities or other financing arrangements, or any substantial reduction in the size of or increase in the cost of such facilities, could have a material adverse effect on the Company's results of operations, financial condition and cash flows.

     The Company's ability to accomplish the restructuring plan discussed above in "Subsequent Events" will be affected by a number of factors, including its ability to: (i) generate and maintain adequate liquidity for a sufficient period of time to execute the plan; (ii) complete the new proposed restructured primary bank credit facility (discussed above); (iii) maintain compliance with the financial covenants under the Company's primary bank credit facility and public unsecured notes; (iv) continue to securitize on a quarterly basis its home equity loan production in which the asset-backed securities are insured by third-party certificate insurers; (v) achieve the loan production levels projected by the plan; and (vi) timely implement the downsizing and other requirements of the plan. In addition, increases in prepayment rates and loan losses above historical levels could adversely affect the Company's ability to implement the plan.

     The lower ratings of the Company discussed in "Ratings" above negatively affect the ability of the Company to access the corporate debt and equity financial markets, thus limiting its sources of additional liquidity and capital resources, and increase the Company's borrowing costs, thereby negatively impacting its profitability.

     The Company has relied significantly upon quarterly securitizations, in which the asset-backed securities issued by the Company are insured by a third-party certificate insurer, to generate cash proceeds for repayment of borrowings under its credit facilities and warehouse facilities and to create availability to originate and purchase additional loans. The ability of the Company to sell loans and/or asset-backed securities in the secondary market, or an alternative source of funding loan production, is essential for continuation of the Company's loan origination operations. Several factors affect the Company's ability to complete securitizations, including conditions in the securities markets generally, conditions in the asset-backed securities market, specifically, the credit quality of the Company's portfolio of loans and the Company's ability to obtain credit enhancement. A reduction in the size of the secondary market for home equity loans may adversely affect the Company's ability to sell its loan originations and/or asset-backed securities in the secondary market with a consequent adverse impact on the Company's liquidity, profitability and future originations. Moreover, market and other considerations could affect the timing of the Company's securitization transactions and delays in such sales could reduce the amount of gains recognized from the sale of loans in a given quarter thereby negatively impacting the ability of the Company to meet the financial covenants in its credit facilities and public unsecured notes.

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

     Realization of the value of these Interest-only and residual certificates and Capitalized mortgage servicing rights in cash is subject to the prepayment and loss characteristics of the underlying loans and to the timing and ultimate realization of the stream of cash flows associated with such loans. Although management of the Company believes that it has made reasonable estimates in its computations of loan sale gains, it should be recognized that the rate of prepayment and the amount of defaults utilized by the Company are estimates and actual experience may vary from these estimates. If actual experience differs from the estimates used by the Company at the time of sale of the loans in its determination of the value of these assets, (i) future cash flows and earnings could be negatively impacted, (ii) the Company could be required to write down the value of its Interest-only and residual certificates and Capitalized mortgage servicing rights and (iii) different estimates could result which may lower the income recorded as loan sale gains by the Company on future loan securitizations. The Company believes that there is no active market for the sale of its Interest-only and residual certificates or its Capitalized mortgage servicing rights. No assurance can be given that these assets could be sold at their respective stated values on the balance sheet, if at all.

     The Interest-only and residual certificates have been required to be classified as trading securities and fluctuations in the interest rate environment can also affect the carrying value of these assets, with the adjustments in unrealized gain or loss recorded in the results of operations in the period of change in value. However, the Financial Accounting Standards Board ("FASB") recently adopted a pronouncement that would permit the Company to classify this type of asset as "available-for-sale" securities which would result in such adjustments being made to stockholders' equity on the Company's Consolidated balance sheet and will be reflected as a component in the Company's Comprehensive Income Statement. However, the effects of changes in default assumptions would still have to be recognized in income immediately. (See Note 9 to the Consolidated Financial Statements). The Company is reviewing the provisions of this pronouncement but has not yet determined the effect of its implementation on the Company's financial condition or results of operations.

     As a purchaser and originator of sub-prime loan products, the Company faces increasing competition. Certain large national finance companies, commercial banks, thrifts, credit card originators and conforming mortgage originators, with greater capitalization and financial resources, have adapted their origination programs and allocated resources to the origination of sub-prime loans. A large bank holding company recently completed the acquisition of a major sub-prime lender with nationwide operations. In addition, Fannie Mae and Freddie Mac have taken actions which indicate an interest in becoming involved in the secondary market for home equity loans. Such actions include the issuance of securities backed by loans of a lower credit quality than historically has been the case and the implementation of automated underwriting systems that could be used to originate home equity loans. The entrance of these competitors into the Company's market could have a material adverse effect on the Company's financial condition, results of operations and cash flows.

     The quality of the loans owned and those serviced for third parties by the Company significantly affects the profitability of the Company. The values of and markets for these assets are dependent on a number of factors, including without limitation general economic conditions, interest rates and governmental regulations. Adverse changes in such factors, which become more pronounced in periods of economic decline, may affect the quality of these assets and the Company's resulting ability to sell these assets for acceptable prices. General economic deterioration can result in increased delinquencies on existing loans and reductions in collateral values. In addition, as the Company is required to advance delinquent interest on loans which it has securitized, increased delinquencies of such loans negatively impacts the Company's liquidity.

     The Company's operations and origination activities are subject to extensive laws, regulations, supervision and licensing by federal and state authorities. Regulated matters include, without limitation, maximum interest rates and fees which may be charged by the Company, disclosure in connection with loan originations, credit reporting requirements, servicing requirements, anti-discrimination requirements, federal and state taxation, and multiple qualification and licensing requirements for doing business in various jurisdictions. In addition, the nature of the Company's business is such that it is routinely involved in litigation and is a party to or subject to other items of pending or threatened litigation. (See also "Legal Developments" above.)

     There are currently proposed various laws, rules and regulations, which if adopted, could impact the Company. There can be no assurance that these proposed laws, rules and regulations, or other such laws, rules or regulations, will not be adopted in the future which could make compliance much more difficult or expensive, restrict the Company's ability to originate or sell loans, further limit or restrict the amount of commissions, interest and other charges earned on loans originated or sold by the Company, or otherwise adversely affect the business or prospects of the Company.

     The Company's operations are interest rate sensitive and, therefore, fluctuations in and the level of interest rates can have a variety of effects on the Company's profitability. Significant changes in interest rates may impact the volume of loans produced, and will influence the funding costs of such production and the amount of gain recognized on loans sold in the secondary market. Although historically a lower interest rate environment has not resulted in a significant increase in the level of prepayment of loans originated and serviced by the Company, a significant and sustained reduction in interest rates could cause prepayments to increase, and thereby result in a contraction of the amount of loans owned and serviced and a reduction in the fair value of the Interest-only and residual certificates retained by the Company in connection with loan sales. Increased prepayments reduce the time period during which the Company receives excess servicing income and other servicing income with respect to prepaid loans. As stated above, adjustments to the fair value of the Interest-only and residual certificates have been reflected as a current charge to earnings. Likewise, if delinquencies or liquidations were to occur sooner in the portfolio of loans sold by the Company and/or with greater frequency than was initially assumed, such would have an adverse effect on servicing income in the period of such adjustment. In contrast, an increase in the level of interest rates for an extended period of time could adversely affect the ability of the Company to originate loans, as well as the profitability of the loan origination program, by increasing the cost of funding and reducing the interest spread on loans retained and loans sold. If actual prepayments with respect to loans sold occur more slowly than estimated by the Company at the time of sale, total income would exceed previously estimated amounts and positive adjustments would generally be made on the Company's consolidated balance sheet and statement of income.

                        REVIEW BY INDEPENDENT ACCOUNTANTS


The Company's independent accountants, Deloitte & Touche LLP, have performed a review of the accompanying unaudited consolidated balance sheet as of September 30, 1998 and the related consolidated statements of income for the three months and nine months and cash flows for the nine months ended September 30, 1998 and 1997, and previously audited and expressed an unqualified opinion dated March 4, 1998 on the consolidated financial statements of the Company and its subsidiaries as of December 31, 1997, from which the consolidated balance sheet as of this date is derived.

INDEPENDENT ACCOUNTANTS' REVIEW REPORT


United Companies Financial Corporation:

We have reviewed the accompanying consolidated balance sheet of United Companies Financial Corporation and subsidiaries as of September 30, 1998 and the related consolidated statements of income for the three-month and nine-month periods and cash flows for the nine-month periods then ended. These financial statements are the responsibility of the Corporation's management.

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

As emphasized in Note 3, the financial statements include a net Interest only and residual certificate balance of approximately $1.0 billion which has been determined by management of the Company using various assumptions and estimates. However, because of the inherent uncertainty of valuations, these estimated values may differ significantly from the values that would have been used had a ready market for such assets existed, and the difference could be material.

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





/s/  DELOITTE & TOUCHE LLP

Baton Rouge, Louisiana
November 13, 1998

                                     PART II

                                OTHER INFORMATION



Items 1 - 5.  Inapplicable

Item 6.       Exhibits and Reports on Form 8-K

                (a)    Exhibits   -  (10)   First Amendment to Credit Agreement
                                  -  (15)   Letter of Deloitte & Touche LLP
                                  -  (27)   Financial Data Schedule

                (b)    Reports on Form 8-K

                       Subsequent to September 30, 1998, the Company filed a Current Report on Form 8-K dated October 28, 1998 which contains the following exhibits:

                       (i) Press release dated October 28, 1998, United Companies Reports Income of $23.9 million for the Third Quarter

                       (ii) Press release dated October 28, 1998, United
                            Companies Announces Restructuring Plan.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                     UNITED COMPANIES FINANCIAL CORPORATION




Date: 11/13/98       By:    /s/ J. Terrell Brown
                        -----------------------------------------------------
                         J. Terrell Brown
                         President and Chief Executive Officer



Date:  11/13/98      By:    /s/ Dale E. Redman
                        -----------------------------------------------------
                         Dale E. Redman
                         Executive Vice President and Chief Financial Officer

UNITED COMPANIES FINANCIAL CORPORATION AND SUBSIDIARIES

INDEX TO EXHIBITS


      EXHIBIT NO.            DESCRIPTION

         10           First Amendment to Credit Agreement

         15           Letter of Deloitte & Touche LLP

         27           Financial Data Schedule
